Form 10-Q
period 1994-03-31
GENERAL BINDING CORP
filed 1994-05-12
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   FORM 10-Q


         (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1994

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to

                 Commission File Number         0-2604


                            GENERAL BINDING CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      36-0887470
- - - -------------------------               -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


 One GBC Plaza, Northbrook, Illinois                      60062
- - - --------------------------------------            --------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:     (708) 272-3700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

      Class                                    Outstanding at April 30, 1994
- - - -------------------------------              ----------------------------------
Common Stock              $.125 par value                    13,368,214 shares
Class B - Common Stock    $.125 par value                     2,398,275 shares

                          GENERAL BINDING CORPORATION

                                     INDEX





PART I.    Financial Information:                                   Page No.
                                                                  ------------
              Consolidated Condensed Balance Sheets -
              March 31, 1994 and December 31, 1993                       1


              Consolidated Condensed Statements of Income -
              Three Months Ended March 31, 1994 and 1993                 2


              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1994 and 1993                 3


              Notes to Consolidated Condensed
              Financial Statements                                       4

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 6


PART II.   Other Information                                             8


Signature
- - - ---------                                                                9

                         PART I.  FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 Omitted)

                                                                     March 31, 1994         December 31,
ASSETS                                                                 (unaudited)              1993
- - - ------                                                              -----------------     ---------------
Current assets:
    Cash and cash equivalents                                         $   4,128               $   4,462
    Receivables, net                                                     68,668                  63,701
    Inventories -
        Raw materials                                                    19,817                  19,912
        Work in process                                                   4,223                   4,176
        Finished goods                                                   48,130                  41,548
                                                                       --------               ---------
              Total inventories                                          72,170                  65,636
    Deferred tax assets                                                   7,885                   7,756
    Other                                                                 4,644                   3,796
                                                                       --------                --------
              Total current assets                                      157,495                 145,351
                                                                       --------                --------
Property, plant and equipment                                           125,397                 124,599
    Less - accumulated depreciation and amortization                    (64,164)                (62,504)
                                                                       --------                --------
              Net property, plant and equipment                          61,233                  62,095
                                                                       --------                --------
Other long-term assets
  Cost in excess of fair value of assets
    of acquired companies, net of amortization                           29,945                  29,912
  Other                                                                  13,821                  13,751
                                                                       --------                --------
    Total other long-term assets                                         43,766                  43,663
                                                                       --------                --------
Total assets                                                           $262,494                $251,109
                                                                       --------                --------
                                                                       --------                --------

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
Current liabilities:
    Notes payable                                                     $  14,564              $    9,625
    Current maturities of long-term obligations                             431                     433
    Accounts payable                                                     22,631                  22,124
    Accrued liabilities                                                  33,492                  32,511
    Taxes on income                                                       1,778                      67
                                                                       --------                --------
             Total current liabilities                                   72,896                  64,760
                                                                       --------                --------

Long-term obligations, less current maturities:
    Long-term debt                                                       38,350                  38,350
    Capital leases                                                          147                     214
                                                                       --------                --------
             Total long-term obligations                                 38,497                  38,564

Other long-term liabilities                                               8,783                   8,252
Deferred tax liabilities                                                  6,148                   6,002

Stockholders' equity:
    Common stock                                                          1,962                   1,962
    Class B common stock                                                    300                     300
    Additional paid-in capital                                            6,192                   6,133
    Cumulative translation adjustments                                      (35)                    101
    Retained earnings                                                   146,788                 144,011
                                                                       --------                --------
                                                                        155,207                 152,507
        Less - Treasury stock                                           (19,037)                (18,976)
                                                                       --------                --------
              Total stockholders' equity                                136,170                 133,531
                                                                       --------                --------
Total liabilities and stockholders' equity                             $262,494                $251,109
                                                                       --------                --------
                                                                       --------                --------


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 Omitted Except Per Share Data)




                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                       -----------------------
                                                                         1994          1993
                                                                       --------     ----------
Sales                                                                   $96,227      $89,158

Costs and expenses:

   Cost of sales, including research, development
   and engineering                                                       53,121       48,403

   Selling, service and administrative                                   34,505       33,229

   Interest expense                                                         762          936

   Other expense, net                                                       554          407
                                                                        -------      --------
   Total costs and expenses                                              88,942       82,975

Income before taxes                                                       7,285        6,183

Income taxes                                                              2,932        2,473

Net income                                                              $ 4,353      $ 3,710
                                                                        -------      --------
                                                                        -------      --------
Net income per common share                                              $  .28       $  .24
                                                                        -------      --------
                                                                        -------      --------
Dividends per common share                                               $  .10       $  .10
                                                                        -------      --------
                                                                        -------      --------
Average common shares outstanding                                        15,764       15,782
                                                                        -------      --------
                                                                        -------      --------





The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 Omitted)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                       ------------------------------
                                                                         1994                   1993
                                                                       -------                -------
Cash flows from operating activities:
    Net income                                                          $4,353                 $3,710

    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                    2,923                  2,683
        Increase (decrease) in non-current deferred
          tax liabilities                                                  224                    (17)
        Provision for doubtful accounts                                    381                    410
        (Increase) in other long-term assets                              (676)                (1,246)
        Other                                                              763                    203
        Changes in current assets and liabilities:
              (Increase) in receivables                                 (5,434)                (3,972)
              (Increase) decrease in inventories                        (6,627)                 1,385
              (Increase) in deferred tax assets                           (141)                  (150)
              (Increase) in other current assets                          (847)                  (733)
              Increase (decrease) in accounts payable and
                 accrued expenses                                          291                 (1,187)
              Increase in taxes on income                                1,696                    363
                                                                       -------                -------
                    Net cash (used in) provided by
                      operating activities                              (3,094)                 1,449
                                                                       -------                -------
Cash flows from investing activities:
        Capital expenditures                                            (2,633)                (2,375)
        Proceeds from sale of plant and equipment                        2,185                     41
                                                                       -------                -------
                   Net cash (used in) investing activities                (448)                (2,334)
                                                                       -------                -------
Cash flows from financing activities:
        Increase (reduction) in notes payable                            4,829                 (4,838)
        (Reduction) in current portion of
           long-term obligations                                            (2)                   (12)
        (Reduction) in long-term obligations                               (66)                   (53)
        Dividends paid                                                  (1,576)                (1,578)
        Purchases of treasury stock                                        (83)                   (25)
        Proceeds from the exercise of stock options                         69                     19
                                                                       -------                -------
                  Net cash provided by (used in)
                   financing activities                                  3,171                 (6,487)
                                                                       -------                -------
                      Effect of exchange rates on cash                      37                    (86)
                                                                       -------                -------
                      Net (decrease) in cash
                        and cash equivalents                              (334)                (7,458)

Cash and cash equivalents at beginning of the year                       4,462                 10,769
                                                                       -------                -------
Cash and cash equivalents at March 31                                  $ 4,128                $ 3,311
                                                                       -------                -------
                                                                       -------                -------
Supplemental Disclosure of Cash Flow Information:
        Cash Paid During the Period for:
              Interest                                                 $   786                $   889
              Income taxes, net of refunds                               1,212                  2,292

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)      Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of March 31, 1994 and December 31, 1993, and the results of their operations for the three months ended March 31, 1994 and 1993 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2)      Foreign Currency Exchange and Translation

Foreign currency translation adjustments have been excluded from the Consolidated Condensed Statements of Income and are recorded in a cumulative translation adjustment account as a separate component of stockholders' equity. The accompanying Consolidated Condensed Statements of Income include net gains and losses on foreign currency transactions which are reported as other income/expense and summarized as follows:


                                               Foreign Currency
                                                  Transaction
                                                Gain/(Loss) (a)
                                                ---------------
Three months ended March 31, 1994                  $ (92,000)
Three months ended March 31, 1993                  $  57,000
                                                   ---------
                                                   ---------

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.


(3)      Long-Term Debt                                                                             (000 OMITTED)

         Long-term debt consists of the following:
                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     1994                 1993
                                                                                ---------------     ---------------
         Revolving Credit Agreement (portion classified as
           long-term on the basis of the Company's
           intention to refinance these borrowings:
           interest rate 3.8% at March 31, 1994 and
           3.9% at December 31, 1993)                                            $ 36,000             $ 36,000

         Industrial Revenue Bond, due annually from
           July 1, 1994 to July 1, 2008 (floating
           interest rate 2.1% at March 31, 1994
           and 3.0% at December 31, 1993)                                           2,530                2,530
                                                                                 --------             --------
                                                                                   38,530               38,530

           Less current maturities                                                   (180)                (180)
                                                                                 --------             --------

                                                                                 $ 38,350             $ 38,350
                                                                                 --------             --------
                                                                                 --------             --------


(4)      Net Income per Common Share

         Income per common share is based on the weighted average number of common shares outstanding during the period. Assuming exercise of all outstanding options pursuant to the Company's stock option plans for key employees, net income per common share would not be materially different from net income per common share as reported.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's 1994 first quarter sales increased 8% when compared to the same period in 1993. Results were positively impacted by the acquisition of Bates Manufacturing (Bates) in July of 1993 which accounted for approximately 60% of the quarter increase. The Company's worldwide film products division also recorded significant increases in sales resulting from continued growth in its European, Canadian, and Domestic markets. Other modest increases in sales were recorded in the Company's international operations, despite the negative effect of weaker foreign currencies, and in the Company's domestic branch/telemarketing sales operations, and domestic OEM and ringmetals businesses. The Company believes international results will improve if the worldwide economies continue to improve. Future results should also be favorably impacted by the planned introduction of new products in the latter half of 1994, most notably in the Bates and VeloBind product lines.

On a worldwide basis, sales of the Company's equipment product lines increased 7% in the first quarter of 1994 over the same period last year, while sales of supplies and service (which for discussion purposes, include the Company's ringmetals business) increased 8%. Without the impact of Bates, equipment sales decreased 4%, while supplies sales increased 5%.

Worldwide gross profit margins for the first quarter of 1994 decreased 1 point when compared to the first quarter of 1993. Without the impact of Bates, gross profit margins remained flat . An erosion in margins experienced by the Company's international operations was offset by an improvement in margins in the worldwide film products and ringmetals divisions. Worldwide competitive pressures and weaker foreign currencies continued to affect the international operations.

Selling, service and administrative expenses for the 1994 first quarter increased 4% when compared to the same period in 1993. The primary reason for the increase was the addition of Bates which accounted for approximately 70% of this quarter's increase. In addition, higher expenses were recorded in the Company's worldwide film products and domestic office products divisions. These were partially offset by lower expenses in the Company's international operations which partially resulted from weaker foreign currencies.

Interest expense for the first quarter of 1994 decreased 19% when compared to the first quarter of 1993. This decrease was primarily due to lower debt levels in the Company's Mexican subsidiary and significantly lower effective interest rates in its Company's international operations.

Other income and expense for the first quarter of 1994 was $554,000 of expense compared to $407,000 of expense for the same period in 1993. The increase was primarily due to an unfavorable change in currency transaction gains/losses of $149,000 and lower interest income of $43,000, partially offset by a $68,000 decrease in losses recorded by the Company relating to its investments in joint ventures.

The company's effective tax rate for the first quarter of 1994 was 40.3% compared to 40.0% for the same period in 1993. The increase was primarily attributed to an increase in the statutory Federal income tax rate as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993 and an increase in state income taxes due to higher domestic income. Partially offsetting this was a decrease in foreign income taxes due to lower foreign earnings.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital totaled $85 million at March 31, 1994, an increase of $4.0 million from December 31, 1993. The company's current ratio at March 31, 1994 and December 31, 1993 was 2.2 to 1.0.

Cash dividends of $.10 per share were paid during the first quarter of 1994 and fourth quarter of 1993. Total plant and equipment expenditures for the first quarter of 1994 were $2,633,000 compared to $2,375,000 for the same period in 1993.

As of March 31, 1994, the Company had access to $61.7 million in short-term credit lines and had $14.6 million in outstanding borrowings against these lines. The Company also had access to a $62.5 million credit agreement to fund both working capital and acquisition requirements. As of March 31, 1994, the Company had $36 million in borrowings against this agreement classified as long-term debt on the balance sheet.

The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated needs along with foreseeable acquisition requirements.

                          PART II.  OTHER INFORMATION




Item 6:          Exhibits

                 (a)      Exhibits:  None

                 (b)      Reports on Form 8-K:

                          No reports on Form 8-K were filed by the Registrant during the first quarter ended March 31, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENERAL BINDING CORPORATION
                                        AND SUBSIDIARIES



                                        By   EDWARD J. MCNULTY
                                           ----------------------
                                           Edward J. McNulty
                                           Vice President and
                                           Chief Financial Officer