Form 10-Q
period 1994-06-30
GENERAL BINDING CORP
filed 1994-08-12
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   FORM 10-Q


         (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1994
                                        -------------

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                 Commission File Number 0-2604
                                        ------

                            GENERAL BINDING CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     36-0887470
- - -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


  One GBC Plaza, Northbrook, Illinois                      60062
- - ---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:       (708) 272-3700
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X         No
                              -------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                Outstanding at July 31, 1994
- - -----------------------------------------     ----------------------------
Common Stock              $.125 par value                13,365,777 shares
Class B - Common Stock    $.125 par value                 2,398,275 shares

                          GENERAL BINDING CORPORATION

                                     INDEX





PART I.      Financial Information:                                                       Page No.
                                                                                        ------------
                          Consolidated Condensed Balance Sheets -
                          June 30, 1994 and December 31, 1993                                1


                          Consolidated Condensed Statements of Income -
                          Three and Six Months Ended June 30, 1994 and 1993                  2


                          Consolidated Condensed Statements of Cash Flows -
                          Six Months Ended June 30, 1994 and 1993                            3


                          Notes to Consolidated Condensed
                          Financial Statements                                               4


                          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                         6


PART II.     Other Information                                                               8


Signature                                                                                    9
- - ---------

                         PART I.  FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 Omitted)

                                                                      June 30, 1994            December 31,
ASSETS                                                                  (unaudited)               1993
- - ------                                                                -----------------       ---------------
Current assets:
    Cash and cash equivalents                                         $   1,457               $   4,462
    Receivables, net                                                     73,959                  63,701
    Inventories -
        Raw materials                                                    20,562                  19,912
        Work in process                                                   4,829                   4,176
        Finished goods                                                   52,717                  41,548
                                                                      ---------               ---------
              Total inventories                                          78,108                  65,636
    Deferred tax assets                                                   8,032                   7,756
    Other                                                                 5,027                   3,796
                                                                      ---------               ---------
              Total current assets                                      166,583                 145,351
                                                                      ---------               ---------

Property, plant and equipment                                           129,296                 124,599
    Less - accumulated depreciation and amortization                    (66,001)                (62,504)
                                                                      ---------               ---------
              Net property, plant and equipment                          63,295                  62,095
                                                                      ---------               ---------
Other long-term assets:
  Cost in excess of fair value of assets
    of acquired companies, net of amortization                           29,736                  29,912
  Other                                                                  14,446                  13,751
                                                                      ---------               ---------
    Total other long-term assets                                         44,182                  43,663
                                                                      ---------               ---------
Total assets                                                          $ 274,060               $ 251,109
                                                                      =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
    Notes payable                                                     $  24,451               $   9,625
    Current maturities of long-term obligations                             431                     433
    Accounts payable                                                     22,843                  22,124
    Accrued liabilities                                                  32,644                  32,511
    Taxes on income                                                          --                      67
                                                                      ---------               ---------
             Total current liabilities                                   80,369                  64,760
                                                                      ---------               ---------

Long-term obligations, less current maturities:
    Long-term debt                                                       38,350                  38,350
    Capital leases                                                           82                     214
                                                                      ---------               ---------
             Total long-term obligations                                 38,432                  38,564

Other long-term liabilities                                               9,165                   8,252
Deferred tax liabilities                                                  6,107                   6,002

Stockholders' equity:
    Common stock                                                          1,962                   1,962
    Class B common stock                                                    300                     300
    Additional paid-in capital                                            6,211                   6,133
    Cumulative translation adjustments                                      444                     101
    Retained earnings                                                   150,161                 144,011
                                                                      ---------               ---------
                                                                        159,078                 152,507
        Less - Treasury stock                                           (19,091)                (18,976)
                                                                      ---------               ---------
              Total stockholders' equity                                139,987                 133,531
                                                                      ---------               ---------
Total liabilities and stockholders' equity                            $ 274,060               $ 251,109
                                                                      =========               =========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 Omitted Except Per Share Data)




                                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                         JUNE 30                                  JUNE 30
                                                                -----------------------------               ---------------------
                                                                     1994         1993                       1994          1993
                                                                  ----------    ----------                  --------     --------
Sales                                                             $105,162        $93,742                   $201,389     $182,900

Costs and expenses:

   Cost of sales, including research, development
   and engineering                                                  59,210         52,061                    112,331      100,464

   Selling, service and administrative                              36,697         33,745                     71,202       66,974

   Interest expense                                                    838            928                      1,600        1,864

   Other expense, net                                                  208            147                        762          554
                                                                  --------       --------                   --------     --------
    Total costs and expenses                                        96,953         86,881                    185,895      169,856

Income before taxes                                                  8,209          6,861                     15,494       13,044

Income taxes                                                         3,259          2,660                      6,191        5,133

Net income                                                         $ 4,950        $ 4,201                    $ 9,303      $ 7,911
                                                                   =======        =======                    =======      =======

Net income per common share                                         $  .31         $  .26                     $  .59       $  .50
                                                                    ======         ======                     ======       ======

Dividends per common share                                          $ .10          $  .10                     $  .20       $  .20
                                                                    ======         ======                     ======       ======

Average common shares outstanding                                  15,765          15,784                     15,765       15,783
                                                                 ========         =======                   ========     ========





The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 Omitted)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30
                                                                      -----------------------------
                                                                      1994                   1993
                                                                     --------              --------
Cash flows from operating activities:
   Net income                                                        $ 9,303                $ 7,911

   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                  5,893                  5,510
        Increase (decrease) in non-current deferred
          tax liabilities                                                182                   (156)
        Provision for doubtful accounts                                  937                    720
        (Increase) in other long-term assets                          (1,632)                (2,181)
        Other                                                          1,118                    581
        Changes in current assets and liabilities:
              (Increase) in receivables                              (10,856)                (6,250)
              (Increase) decrease in inventories                     (12,263)                   933
              (Increase) decrease in deferred tax assets                (277)                    99
              (Increase) in other current assets                      (1,173)                (1,372)
              (Decrease) in accounts payable and
                 accrued expenses                                       (665)                (1,120)
              (Decrease) in taxes on income                             (123)                (1,709)
                                                                     -------                -------
                    Net cash (used in) provided by
                      operating activities                            (9,556)                 2,966
                                                                     -------                -------

Cash flows from investing activities:
        Capital expenditures                                          (6,998)                (4,219)
        Proceeds from sale of plant and equipment                      2,255                     62
                                                                     -------                -------
                    Net cash (used in) investing activities           (4,743)                (4,157)
                                                                     -------                -------
Cash flows from financing activities:
        Increase (reduction) in notes payable                         14,553                 (3,012)
        (Reduction) in current portion of
           long-term obligations                                          (2)                   (32)
        (Reduction) in long-term obligations                            (131)                  (111)
        Dividends paid                                                (3,153)                (3,157)
        Purchases of treasury stock                                     (143)                   (37)
        Proceeds from the exercise of stock options                       78                     42
                                                                     -------                -------
                    Net cash provided by (used in)
                      financing activities                            11,202                 (6,307)
                                                                     -------                -------
                    Effect of exchange rates on cash                      92                     95
                                                                     -------                -------
                    Net (decrease) in cash
                      and cash equivalents                            (3,005)                (7,403)

Cash and cash equivalents at beginning of the year                     4,462                 10,769
                                                                     -------                -------
Cash and cash equivalents at June 30                                 $ 1,457                $ 3,366
                                                                     =======                =======
Supplemental Disclosure of Cash Flow Information
        Cash Paid During the Period for:
                    Interest                                         $ 1,607                $ 1,800
                    Income taxes, net of refunds                       6,931                  7,321

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)      Basis of Presentation

   The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of June 30, 1994 and December 31, 1993, and the results of their operations for the three and six month periods ended June 30, 1994 and 1993 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2)      Foreign Currency Exchange and Translation

   Foreign currency translation adjustments have been excluded from the Consolidated Condensed Statements of Income and are recorded in a cumulative translation adjustment account as a separate component of stockholders' equity. The accompanying Consolidated Condensed Statements of Income include net gains and losses on foreign currency transactions, which are reported as other income/expense and summarized as follows:


                                                                     Foreign Currency
                                                                        Transaction
                                                                       Gain/(Loss) (a)
                                                                       ---------------
Three months ended June 30, 1994                                       $  (57,000)
                                                                       ==========
Three months ended June 30, 1993                                       $  (84,000)
                                                                       ==========

Six months ended June 30, 1994                                         $ (149,000)
                                                                       ==========
Six months ended June 30, 1993                                         $  (27,000)
                                                                       ==========

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.


(3)      Long-Term Debt                                                                      (000 OMITTED)

         Long-term debt consists of the following:
                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1994               1993
                                                                                    ---------------      ---------------
         Revolving Credit Agreement (portion classified as
             long-term on the basis of the Company's
             intention to refinance these borrowings:
             interest rate 4.0% at June 30, 1994 and
             3.9% at December 31, 1993)                                             $ 36,000             $ 36,000

         Industrial Revenue Bond, due annually from
             July 1, 1994 to July 1, 2008 (floating
             interest rate 2.8% at June 30, 1994
             and 3.0% at December 31, 1993)                                            2,530                2,530
                                                                                    --------             --------


                                                                                      38,530               38,530

             Less current maturities                                                    (180)                (180)
                                                                                    --------             --------

                                                                                    $ 38,350             $ 38,350
                                                                                    ========             ========


(4)      Net Income per Common Share

         Net Income per common share is based on the weighted average number of common shares outstanding during the period. Assuming exercise of all outstanding options pursuant to the Company's stock option plans for key employees, net income per common share would not be materially different from net income per common share as reported.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's second quarter sales increased 12% compared to the prior year while sales for the six month period ended June 30, 1994 increased 10% over the prior year. Results for both periods were positively impacted by the acquisition of Bates Manufacturing in July of 1993. Excluding the impact of Bates, sales increased 7% and 5%, respectively. With the exception of the ringmetals business, increases in sales for both periods were recorded in all of the Company's major channels of distribution with the most significant increases recorded in the Company's worldwide film products and office products divisions. The film products division's increase resulted from continued growth in its Domestic, European and Canadian markets while the office products division was bolstered by the Bates product line. Another notable increase for both periods was recorded in the Company's international operations, despite the negative effect of translating foreign currencies into U.S. dollars.

On a worldwide basis, sales of the Company's equipment product lines increased 19% and 13%, respectively, for the second quarter and the first six months of 1994 over the same periods last year, while sales of supplies and service (which for discussion purposes includes the Company's ringmetals business) increased 10% and 9%, respectively. Without the impact of Bates, equipment sales for the second quarter and first six months increased 7% and 2%, respectively, while sales of supplies and service increased 8% and 7%, respectively.

Worldwide gross profit margins for both the second quarter and six months ended June 30, 1994 decreased 1 point when compared to the same periods in 1993. Without the impact of Bates, gross profit margins for both the second quarter and year-to-date period remained flat. An erosion in margins experienced by the Company's international and domestic core operations was offset by an improvement in margins in the ringmetals business. Worldwide competitive pressures and weaker foreign currencies continued to have a negative effect on margins.

Consolidated selling, service and administrative expenses for the second quarter and six months ended June 30, 1994 increased 9% and 6%, respectively, when compared to the same periods in 1993. Without the impact of Bates, these expenses increased approximately 6% and 4%, respectively, primarily as a result of increased sales. Consolidated selling, service and administrative expenses as a percentage of consolidated sales declined to 34.9% in the 1994 second quarter period from 36.0% in the 1993 second quarter period and for the six month period declined to 35.4% in 1994 from 36.6% in 1993.

Interest expense for the second quarter and six months ended June 30, 1994 decreased 10% and 14%, respectively, when compared to the same periods in 1993. The decrease in expense for both periods was primarily due to lower debt levels in the Company's Mexican subsidiary and the expiration of several of the Company's interest rate swaps during the fourth quarter of 1993. Partially offsetting the decrease was higher domestic interest expense due to higher interest rates and higher debt levels. The financing of the recent acquisition of Bates and significantly higher inventory levels are the primary reasons for the increase in debt.

Other expense for the second quarter of 1994 was $208,000 compared to $147,000 for the same period in 1993. The increase was primarily due to lower income of $177,000 from the Company's investments in joint ventures which was partially offset by higher interest income of $111,000. Other expense for the six months ended June 30, 1994 was $762,000 compared to $554,000 for the same period in 1993. This increase was primarily attributed to higher currency losses of $122,000 and lower income from the Company's investments in joint ventures of $109,000, partially offset by higher interest income of $68,000.

The company's effective tax rate for the second quarter of 1994 was 39.7% compared to 38.8% for the same period in 1993. For the six months ended June 30, 1994, the effective tax rate was 40.0% compared to 39.4% for the same period in 1993. For both periods the increase was primarily attributed to an increase in the statutory Federal income tax rate as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993 and an increase in state income taxes due to higher domestic income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital totaled $86.2 million at June 30, 1994, an increase of $5.6 million from December 31, 1993. The Company's current ratio at June 30, 1994 was 2.1 to 1.0 compared to 2.2 to 1.0 at December 31, 1993.

Cash dividends paid during the second quarter and first six months of 1994 were $.10 and $.20 per share, as they were for the comparable periods in 1993.
Total plant and equipment expenditures for the second quarter and first six months of 1994 were $4,365,000 and $6,998,000, respectively, compared to $1,844,000 and $4,219,000 for the same periods in 1993. Major projects in 1994 include the expansion of the film products division into Europe and the establishment of a ringmetals manufacturing operation in Costa Rica.

As of June 30, 1994, the Company had access to $65.6 million in short-term credit lines and had $24.5 million in outstanding borrowings against these lines. The Company also had access to a $62.5 million credit agreement to fund both working capital and acquisition requirements. As of June 30, 1994, the Company had $36 million in borrowings against this agreement classified as long-term debt on the balance sheet.

The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated needs including foreseeable acquisition requirements.

                          PART II.  OTHER INFORMATION


Item 5:          Other Information

                 On July 12, 1994, the Company announced that it had signed a letter of intent to purchase the Sickinger Company located in Auburn Hills, Michigan. Consummation of the transaction remains subject to the execution of a definitive purchase agreement and the completion of a due diligence review. The Company expects to finalize the acquisition on or before August 26, 1994.

                 The Sickinger Company, which has annual sales of approximately $8 million, manufactures paper punching machines and wire and plastic coil binding supplies. The Company does not expect the acquisition to have a material effect on its financial results.


Item 6:          Exhibits

                 (a)      Exhibits:  None

                 (b)      Reports on Form 8-K:

                          No reports on Form 8-K were filed by the Registrant during the second quarter ended June 30, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENERAL BINDING CORPORATION
                                        AND SUBSIDIARIES



                                        By  EDWARD J. MCNULTY
                                           ------------------------
                                         Edward J. McNulty
                                         Vice President and
                                         Chief Financial Officer