Form 10-Q
period 1994-09-30
GENERAL BINDING CORP
filed 1994-11-14
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   FORM 10-Q


     (Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1994


                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

          Commission File Number         0-2604


                            GENERAL BINDING CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      36-0887470
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 One GBC Plaza, Northbrook, Illinois                          60062
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (708) 272-3700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes      X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                          Outstanding at October 31, 1994
- - -------------------------------------------              -------------------------------
Common Stock                $.125 par value              13,366,631 shares
Class B - Common Stock      $.125 par value               2,398,275 shares

                          GENERAL BINDING CORPORATION

                                     INDEX





PART I.   Financial Information:                                                 Page No.
                                                                                ----------
               Consolidated Condensed Balance Sheets -
               September 30, 1994 and December 31, 1993                         1

               Consolidated Condensed Statements of Income -
               Three and Nine Months Ended September 30, 1994 and
               1993                                                             2


               Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended September 30, 1994 and 1993                    3


               Notes to Consolidated Condensed
               Financial Statements                                             4


               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                       6


PART II.  Other Information                                                     8


Signature                                                                       9

                         PART I.  FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 Omitted)

                                                                                September 30, 1994             December 31,
ASSETS                                                                             (unaudited)                     1993
                                                                                ------------------             ------------
Current assets:
  Cash and cash equivalents                                                     $   3,354                      $   4,462
  Receivables, net                                                                 76,293                         63,701
  Inventories -
     Raw materials                                                                 21,180                         19,912
     Work in process                                                                5,282                          4,176
     Finished goods                                                                55,923                         41,548
                                                                                ---------                      ---------
          Total inventories                                                        82,385                         65,636
  Deferred tax assets                                                               7,991                          7,756
  Other                                                                             6,632                          3,796
                                                                                ---------                      ---------
          Total current assets                                                    176,655                        145,351
                                                                                ---------                      ---------

Property, plant and equipment                                                     137,301                        124,599
  Less - accumulated depreciation and amortization                                (69,821)                       (62,504)
                                                                                ---------                      ---------
          Net property, plant and equipment                                        67,480                         62,095
                                                                                ---------                      ---------
Other long-term assets:
  Cost in excess of fair value of assets
    of acquired companies, net of amortization                                     29,854                         29,912
  Other                                                                            14,964                         13,751
                                                                                ---------                      ---------
  Total other long-term assets                                                     44,818                         43,663
                                                                                ---------                      ---------
Total assets                                                                    $ 288,953                      $ 251,109
                                                                                =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                 $  34,143                      $   9,625
  Current maturities of long-term obligations                                         399                            433
  Accounts payable                                                                 22,841                         22,124
  Accrued liabilities                                                              33,869                         32,511
  Taxes on income                                                                      --                             67
                                                                                ---------                      ---------
          Total current liabilities                                                91,252                         64,760
                                                                                ---------                      ---------

Long-term obligations, less current maturities:
  Long-term debt                                                                   39,109                         38,350
  Capital leases                                                                       19                            214
                                                                                ---------                      ---------
          Total long-term obligations                                              39,128                         38,564
Other long-term liabilities                                                         9,473                          8,252
Deferred tax liabilities                                                            6,040                          6,002

Stockholders' equity:
  Common stock                                                                      1,962                          1,962
  Class B common stock                                                                300                            300
  Additional paid-in capital                                                        6,260                          6,133
  Cumulative translation adjustments                                                  896                            101
  Retained earnings                                                               152,838                        144,011
                                                                                ---------                      ---------
                                                                                  162,256                        152,507
     Less - Treasury stock                                                        (19,196)                       (18,976)
                                                                                ---------                      ---------
        Total stockholders' equity                                                143,060                        133,531
                                                                                ---------                      ---------
Total liabilities and stockholders' equity                                      $ 288,953                      $ 251,109
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

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 Omitted Except Per Share Data)




                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30                     SEPTEMBER 30
                                                                 ------------------------         ------------------------
                                                                   1994             1993            1994            1993
                                                                 ---------       ---------        ---------       ---------
Sales                                                            $108,576        $96,441          $309,965        $279,341

Costs and expenses:

   Cost of sales, including research, development
   and engineering                                                 61,692         54,634           174,023         155,098

   Selling, service and administrative                             38,439         34,614           109,641         101,588

   Interest expense                                                   991            932             2,591           2,796

   Other expense, net                                                 370            247             1,132             801
                                                                 --------        -------          --------        --------
     Total costs and expenses                                     101,492         90,427           287,387         260,283

Income before taxes                                                 7,084          6,014            22,578          19,058

Income taxes                                                        2,831          2,456             9,022           7,589

Net income                                                        $ 4,253        $ 3,558          $ 13,556        $ 11,469
                                                                  =======        =======          ========        ========

Net income per common share                                       $   .27        $   .23            $  .86          $  .73
                                                                  =======        =======            ======          ======

Dividends per common share                                        $   .10        $   .10            $  .30          $  .30
                                                                  =======        =======            ======          ======

Average common shares outstanding                                  15,761         15,780            15,763          15,782
                                                                  =======        =======           =======         =======





The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 Omitted)


                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                         --------------------------
                                                                                           1994              1993
                                                                                         --------          --------
Cash flows from operating activities:
  Net income                                                                             $13,556           $11,469

  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                         8,907             8,202
     Increase (decrease) in non-current deferred
       tax liabilities                                                                        95              (369)
     Provision for doubtful accounts                                                       1,346             1,128
     (Increase) in other long-term assets                                                 (2,662)           (2,590)
     Other                                                                                 1,463               821
     Changes in current assets and liabilities:
        (Increase) in receivables                                                        (12,128)          (10,652)
        (Increase) decrease in inventories                                               (13,874)            3,124
        (Increase) decrease in deferred tax assets                                          (227)               22
        (Increase) in other current assets                                                (2,636)           (1,168)
        (Decrease) in accounts payable and
           accrued expenses                                                               (1,351)             (461)
        (Decrease) in taxes on income                                                       (232)           (1,654)
                                                                                         -------           -------
             Net cash (used in) provided by
                operating activities                                                      (7,743)            7,872
                                                                                         -------           -------

Cash flows from investing activities:
     Purchase of Sickinger Corporation, net of cash acquired                              (3,481)              --
     Purchase of Bates Manufacturing                                                         --             (5,642)
     Capital expenditures                                                                (10,722)           (7,162)
     Proceeds from sale of plant and equipment                                             2,640                62
                                                                                         -------           -------
             Net cash (used in) investing activities                                     (11,563)          (12,742)
                                                                                         -------           -------

Cash flows from financing activities:
     Increase (reduction) in notes payable                                                23,831            (2,053)
     (Reduction) increase in current portion of
        long-term obligations                                                                (34)               94
     (Reduction) increase in long-term obligations                                          (882)            5,720
     Dividends paid                                                                       (4,729)           (4,735)
     Purchases of treasury stock                                                            (249)             (406)
     Proceeds from the exercise of stock options                                              95               113
                                                                                         -------           -------
             Net cash provided by (used in)
                financing activities                                                      18,032            (1,267)
                                                                                         -------           -------
                 Effect of exchange rates on cash                                            166               (62)
                                                                                         -------           -------
                 Net (decrease) in cash
                  and cash equivalents                                                    (1,108)           (6,199)

Cash and cash equivalents at beginning of the year                                         4,462            10,769
                                                                                         -------           -------
Cash and cash equivalents at September 30                                                 $3,354           $ 4,570
                                                                                         =======           =======

Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Period for:
        Interest                                                                       $   2,559        $    2,726
        Income taxes, net of refunds                                                      10,309            10,034

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation

  The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of September 30, 1994 and December 31, 1993, and the results of their operations for the three and nine month periods ended September 30, 1994 and 1993 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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


                                              Foreign Currency
                                                  Transaction
                                               Gain/(Loss) (a)
                                              ---------------
Three months ended September 30, 1994         $    63,000
                                              ===========
Three months ended September 30, 1993         $   (69,000)
                                              ===========

Nine months ended September 30, 1994          $   (86,000)
                                              ===========
Nine months ended September 30, 1993          $   (96,000)
                                              ===========

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.


(3)  Long-Term Debt
     Long-term debt consists of the following:                                      (000 OMITTED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1994               1993
                                                                           -------------      ------------
     Revolving Credit Agreement (portion classified as
        long-term on the basis of the Company's
        intention to refinance these borrowings:
        interest rate 5.7% at September 30, 1994 and
        3.9% at December 31, 1993)                                         $ 36,000           $ 36,000

     Industrial Revenue Bond, due annually from
        July 1, 1994 to July 1, 2008 (floating
        interest rate 3.45% at September 30, 1994
        and 3.0% at December 31, 1993)                                        2,350              2,530

     Industrial Revenue Bonds due annually from
        June 26, 2002 to June 26, 2007 (floating
        interest rate 3.75% at September 30, 1994)                              909                 -
                                                                           --------           --------

                                                                             39,259             38,530

        Less current maturities                                                (150)              (180)
                                                                           --------           --------

                                                                           $ 39,109           $ 38,350
                                                                           ========           =========


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's third quarter sales increased 13% compared to the prior year while sales for the nine month period ended September 30, 1994 increased 11%. Results for both periods were positively impacted by the acquisitions of the Sickinger Corporation in August of 1994 (See Item 5) and the business of Bates Manufacturing Company in July of 1993. Excluding the impact of acquisitions, sales increased 10% and 7%, respectively. With the exception of the ringmetals business, increases in sales for both periods were recorded in all of the Company's major channels of distribution with the most significant increases recorded in the Company's worldwide film products division, office products group, international operations and domestic branch/telemarketing operations. The film products division's increase resulted from continued growth in its Domestic, European and Canadian markets while the office products group was bolstered by the Bates product line. Sales were up in the Company's international distributor export group and in the majority of the Company's international subsidiaries. Sales increases recorded in the domestic/direct branch telemarketing operations partly resulted from sales of the Company's new high capacity punch product, the AP-1.

On a worldwide basis, sales of the Company's equipment product lines increased 29% and 18%, respectively, for the third quarter and the first nine months of 1994 over the same periods last year, while sales of supplies and service (which for discussion purposes includes the Company's ringmetals business) increased 8% and 9%, respectively. Without the impact of acquisitions, equipment sales for the third quarter and first nine months increased 22% and 8%, respectively, while sales of supplies and service increased 7% for both periods.

Worldwide gross profit margins remained flat for the third quarter period and decreased 1 point for the nine month period. Without the impact of acquisitions, gross profit margins for both the third quarter and year-to-date period remained flat. An erosion in margins experienced by the Company's international and domestic core operations was offset by an improvement in margins in the ringmetals business. Worldwide competitive pressures and an increase in certain raw material costs had a negative effect on margins.

Consolidated selling, service and administrative expenses for the third quarter and nine months ended September 30, 1994 increased 11% and 8%, respectively, when compared to the same periods in 1993. Without the impact of acquisitions, these expenses increased approximately 10% and 6%, respectively, primarily as a result of increased sales and profits. Consolidated selling, service and administrative expenses as a percentage of sales remained relatively flat for the third quarter period and for the nine month period declined to 35.4% in 1994 from 36.4% in 1993.

Interest expense for the third quarter increased 6% over the same period in 1993, while interest expense for the nine months ended September 30, 1994 decreased 7% when compared to the same period in 1993. The primary reason for the increase in expense in the third quarter period was higher domestic interest rates and debt levels. The higher debt levels resulted primarily from significantly higher inventory and receivable levels along with the financing of the Sickinger and Bates acquisitions. The increase in interest expense resulting from higher interest rates and higher debt levels was partially offset by lower debt levels in the Company's Mexican subsidiary and the expiration of several of the Company's interest rate swaps during the fourth quarter of 1993. These events were the primary reasons for the decrease in interest expense in the year-to-date period.

Other expense for the third quarter of 1994 was $370,000 compared to $247,000 for the same period in 1993. The increase in the third quarter expense was primarily due to an unfavorable change in gains/losses on sales of fixed assets of $85,000, increased losses of $41,000 from the Company's investment in a joint venture and higher stock option compensation expense of $30,000. Partially offsetting this were higher currency gains of $132,000. Other expense for the nine months ended September 30, 1994 was $1,132,000 compared to $801,000 for the same period in 1993. The nine month increase was primarily due to an unfavorable change in gains/losses on sales of fixed assets of $109,000 and reduced income from the Company's investments in joint ventures of $150,000.

The Company's effective tax rate for the third quarter of 1994 was 40.0% compared to 40.8% for the same period in 1993. For the nine months ended September 30, 1994, the effective tax rate was 40.0% compared to 39.8% for the same period in 1993. Included in both 1994 periods was a federal income tax benefit of $109,000 or $.01 per share resulting from a tax allocation agreement between the Company and Lane Industries, Inc.. Lane Industries, Inc. is the Company's majority stockholder. This income tax benefit was the primary reason for the decrease in the third quarter rate. Offsetting this decrease for both periods and the primary reason for the increase in the year-to-date effective tax rate was an increase in state income taxes due to higher domestic income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital totaled $85.4 million at September 30, 1994, an increase of $4.8 million from December 31, 1993. The Company's current ratio at September 30, 1994 was 1.9 to 1.0 compared to 2.2 to 1.0 at December 31, 1993.

Cash dividends paid during the third quarter and first nine months of 1994 were $.10 and $.30 per share, as they were for the comparable periods in 1993. Total plant and equipment expenditures for the third quarter and first nine months of 1994 were $3,724,000 and $10,722,000, respectively, compared to $2,943,000 and $7,162,000 for the same periods in 1993. Major plant and equipment projects in 1994 include the expansion of the film products division in Europe and the establishment of a ringmetals manufacturing operation in Costa Rica.

As of September 30, 1994, the Company had access to $70.4 million in short-term credit lines and had $34.1 million in outstanding borrowings against these lines. The Company also had access to a $62.5 million credit agreement to fund both working capital and acquisition requirements. As of September 30, 1994, the Company had $36 million in borrowings against this agreement classified as long-term debt on the balance sheet.

The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated needs.

                                     - 8 -
                          PART II.  OTHER INFORMATION


Item 5:      Other Information

             On August 26, 1994, the Company purchased the Sickinger Company located in Auburn Hills, Michigan. The Sickinger Company, which has annual sales of approximately $8 million, manufactures paper punching machines and wire and plastic coil binding supplies.
             The acquisition has been accounted for as a purchase transaction with the results of operations included in the financial statements since the date of acquisition. The Company does not expect the acquisition to have a material effect on its financial results.


Item 6:      Exhibits

             (a)  Exhibits:  None

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the third quarter ended September 30, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENERAL BINDING CORPORATION
                                        AND SUBSIDIARIES



                                        By     EDWARD J. MCNULTY
                                          ----------------------------------
                                          Edward J. McNulty
                                          Vice President and
                                          Chief Financial Officer