Form 10-K
GENERAL BINDING CORP
filed 1995-03-30
CIK 40461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
      /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

      / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-2604

                          GENERAL BINDING CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                                           36-0887470
              (State of Incorporation)                      (I.R.S. Employer Identification No.)
                   ONE GBC PLAZA
                NORTHBROOK, ILLINOIS                                       60062
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

Registrant's telephone number, including area code (708) 272-3700

Securities registered pursuant to Section 12(b) of the Act:

                              NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
        ----------------------------------------------------------------------------------------
               Common Stock, $.125 par value                           NASDAQ

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No

     As of February 28, 1995, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market -- NASDAQ) of the company held by nonaffiliates was approximately $82,800,000. (Estimated solely for the purpose of completing this cover page.)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           OUTSTANDING AT
                CLASS                     FEBRUARY 28, 1995
--------------------------------------    -----------------
Common Stock, $.125 par value                 13,359,380
Class B Common Stock, $.125 par
  value...............................         2,398,275

                              DOCUMENTS INCORPORATED BY REFERENCE                                     WHERE INCORPORATED
------------------------------------------------------------------------------------------------      ------------------
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1995.                  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                  General Binding Corporation and Subsidiaries


  PART I                                                                                              PAGE
-----------                                                                                           -----
Item  1.      Business.............................................................................       1
Item  2.      Properties...........................................................................       2
Item  3.      Legal Proceedings....................................................................       2
Item  4.      Submission of Matters to a Vote of Security Holders..................................       2

PART II
--------
Item  5.      Market for Registrant's Common Stock and Related Stockholder Matters.................       3
Item  6.      Selected Financial Data..............................................................       3
Item  7.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................       4
Item  8.      Financial Statements and Supplementary Data..........................................       7
Item  9.      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...........................................................................      27

PART III
---------
Item 10.      Directors and Executive Officers of the Registrant...................................      27
Item 11.      Executive Compensation...............................................................      27
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................      27
Item 13.      Certain Relationships and Related Transactions.......................................      27

PART IV
---------
Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.......................      28
Signatures.........................................................................................      29

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION

General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or "Company") are engaged predominantly in one line of business, namely the design, manufacture and distribution of a broad line of business machines and related supplies. This broad line includes system applications in the areas of binding, laminating, shredding, and security identification. These products are manufactured in eighteen plants in the United States and abroad. GBC products are sold through a network of direct sales and telemarketing personnel, dealers, distributors and wholesale stationers. The Company provides maintenance and repairs on the machines it sells through a trained field service organization and through trained dealers.
  The following table illustrates the ratio of revenue contribution of business machines, supplies and service for the last three fiscal years:
------------------------------------------------------------

                                          1994    1993    1992
------------------------------------------------------------
Business machines                         25%     24%     23%
Related supplies and service*             75%     76%     77%

------------------------------------------------------------
* Includes the ringmetal business

  On August 26, 1994, the Company completed its acquisition of the Sickinger Company located in Auburn Hills, Michigan. Sickinger manufactures paper punching machines as well as wire and plastic coil binding supplies. The total consideration paid for the Sickinger Company was $4.9 million.
  On July 29, 1993, the Company finalized the purchase of the business and certain assets of Bates Manufacturing Company located in Hackettstown, New Jersey. Bates manufactures and distributes staplers, numbering systems, card files and other office products through a large network of dealers and wholesalers. The total consideration paid for the Bates Manufacturing Company was $5.0 million.
  Additional information related to the Company's acquisitions is included in
Note 13 to the Consolidated Financial Statements.

Customers
The Company's machines and supplies are sold worldwide to users in the business, education, graphic arts, health, recreation and government markets. With this broad base of customers, GBC is not dependent upon any single customer for a significant portion of its business.

Competition
Although there is active competition with respect to each GBC product, GBC is not aware of any major company competing in all its products. The Company believes that it has a leadership position for its binding and laminating products and a strong market share for most of its other products. To maintain its competitive position, GBC relies primarily on product quality, marketing strength and customer service.

Backlog and Seasonal Variations
Backlog of orders is not considered a material factor in GBC's business, nor is the business seasonal in any material respect.

Materials
Materials and parts used in the manufacture of GBC's products are available from a number of sources. In general, the Company has not experienced any shortages in materials or parts. During 1994 a worldwide shortage of polyester developed. Polyester is used in the manufacture of the Company's film products. Due to the volume of the Company's purchases of polyester and its strong relationships with suppliers; the Company believes that it will continue to be able to purchase adequate volumes of polyester to meet demand.

Patents and Trademarks
Many of the equipment and supply products manufactured and/or sold by the Company and certain application methods related to such products are covered by United States and foreign patents. The Company's U.S. patent on the basic hot-knife plastic VeloBind strip binding element expires in the year 2000 and the proprietary nature of that product is important to the Company's ability to effectively compete in its markets. Although the other patents owned by the Company are also highly important to its business, the Company does not consider its business dependent on any of those patents.
  The Company has registered the GBC, VeloBind and Bates trademarks in the United States and numerous foreign countries and considers those trademarks material to its business. The Company has also registered numerous other trademarks related to specific products in the United States and many foreign countries.

Environment
Although the Company has no known operations which have a significant impact upon the environment, GBC continuously takes active steps to ensure that all of its operations comply with local, state and federal regulations relating to environmental protection and occupational safety hazards. These steps have not had a material effect upon operating results or the Company's competitive position.

Research and Development
Research and development expenditures amounted to approximately $5,069,000 in 1994, $4,949,000 in 1993 and $3,521,000 in 1992. All research is Company funded.

Employees
As of December 31, 1994, GBC employed 3,226 people worldwide. Employee relations are considered to be excellent.

Geographical Information
Financial information by geographical area is included in Note 11 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES
In addition to the manufacturing locations listed below, the Company operates sales and service offices throughout the world, seven regional warehouses in the United States, and a 60,000 sq. ft. world headquarters building in Northbrook, Illinois. Management believes that the Company's manufacturing facilities are suitable and adequate for its operations and are maintained in a good state of repair.
  Major manufacturing is conducted at the following plant locations:

                             Approximate Area
                               in Thousand
                                 Sq. Ft.
                                Including
         Location              Office Space       Ownership
---------------------------  ----------------     ----------
Northbrook, Illinois                190           GBC owned
Sparks, Nevada                       92           Leased
Addison, Illinois                    91           GBC owned
Basingstoke, England                 80           Leased
St. Louis, Missouri                  73           GBC owned
Lincolnshire, Illinois               64           Leased
Nuevo Laredo, Mexico                 49           Leased
Don Mills, Ontario, Canada           40           Leased
Phoenix, Arizona                     40           GBC owned
Amelia, Virginia                     39           GBC owned
Kerkrade, Holland                    37           GBC owned
Auburn Hills, Michigan               35           Leased
Castle Hill, Australia               26           GBC owned
San Jose, Costa Rica                 23           Leased
Tornaco, Italy                       22           GBC owned
Hoofddorp, Holland                   16           GBC owned
Noda, Japan                          11           GBC owned
Mexico City, Mexico                  10           GBC owned

ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material pending legal proceedings, and neither the Company nor any of its officers or directors are aware of any material contemplated proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF 1994
None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICE RANGE
The following table shows the range of closing prices for the common stock in the NASDAQ National Market System for the calendar quarters indicated below:
------------------------------------------------------------

                                        Prices
                                1994               1993
------------------------------------------------------------
                          High       Low      High       Low
First Quarter             $16 1/4    $14 3/8  $19 1/4    $16
Second Quarter             18 3/8     14 3/4   17         13 1/4
Third Quarter              20 3/4     17       16 7/8     11 1/2
Fourth Quarter             22         18       15 3/4     12 1/4
------------------------------------------------------------

DIVIDENDS
The following table represents dividends paid per share during the calendar quarters indicated below:
------------------------------------------------------------

                                             Dividends Paid
                                          1994            1993
------------------------------------------------------------
First Quarter                             $ .10            $.10
Second Quarter                              .10             .10
Third Quarter                               .10             .10
Fourth Quarter                             .105             .10
                                          -----           -----
  Total                                   $.405            $.40
                                           ----            ----
------------------------------------------------------------

  Cash dividends have been paid each quarter commencing with the fourth quarter of 1975. The future payment of dividends and any increases therein are within the discretion of the Company's Board of Directors and will depend, among other factors, on working capital requirements, capital expenditures and earnings growth of the Company. On March 20, 1995, the Company paid a quarterly dividend of $.105 per share.

Approximate Number of Equity Security Holders
------------------------------------------------------------

                                  Number of Record Holders
                                            as of
          Title of Class              February 28, 1995
-----------------------------------------------------------
Common Stock, $.125 par value                          828*
Class B Common Stock, $.125
  par value                                              1

------------------------------------------------------------
*Per latest report of Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one record holder.

ITEM 6. SELECTED FINANCIAL DATA

                 (000 omitted, except per share and ratio data)
--------------------------------------------------------------------------------

                                                                      1994         1993        1992(1)      1991(1)      1990(1)
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                            $420,449     $376,138     $368,643     $311,199    $  303,670
Income from Continuing Operations                                      15,703       14,994       16,380       12,599        13,655
Cumulative effect of change in accounting for Income Taxes                 --           --           --           --        (1,134)
Net Income                                                             15,703       14,994       16,380       12,599        12,521
Income per Common Share -- Continuing Operations                         1.00          .95         1.04          .80           .86
Cash Dividends per Share of Common Stock                                 .405         .400         .370         .330          .290
Total Expenditures for Plant and Equipment                             12,788       10,595        9,795       13,076         7,678
Current Assets                                                        171,154      145,351      141,234      139,550       134,575
Current Liabilities                                                    84,604       64,760       67,045       71,708        63,149
Working Capital                                                        86,550       80,591       74,189       67,842        71,426
Current Ratio                                                             2.0          2.2          2.1          1.9           2.1
Total Assets                                                          284,278      251,109      241,807      240,688       190,891
Long-Term Obligations                                                  42,020       38,564       32,966       35,574         2,794
Stockholders' Equity                                                  141,089      133,531      126,130      117,913       112,486
  Per Share of Common Stock                                              8.96         8.47         7.99         7.46          7.09

--------------------------------------------------------------------------------
(1) The Company adopted SFAS No. 109, "Accounting for Income Taxes", in 1993 by restating financial statements beginning in 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales
The Company's 1994 sales exceeded the $400 million mark for the first time reaching a new record of $420 million. Sales increased $44 million or 12% over 1993 as compared to an increase of $7 million or 2% over 1992. Results for both years were impacted by acquisitions. Sales in 1994 were positively impacted by the acquisitions of Sickinger Company in August of 1994 and the business of Bates Manufacturing Company in July of 1993, while 1993 sales were positively impacted by the acquisition of the Bates business. Excluding the impact of acquisitions, 1994 sales increased 8% while 1993 sales were relatively flat.
  Increases in sales for 1994 were recorded in all major channels of distribution with the exception of the ringmetals business which experienced relatively flat sales. The most significant factors contributing to growth were increases in the Company's: a) worldwide film products operations; b) domestic office products division; and c) international subsidiaries' distributor/dealer operations. Additionally, another factor contributing to the increase was higher sales in the domestic direct/telemarketing operation which partially resulted from increased market penetration in the graphic products business coupled with sales of a new high capacity punch product, the AP-1. Sales in 1993 compared to 1992 were favorably impacted by a 24% increase in the Company's worldwide film products division. This increase was partially offset by lower sales in the Company's international operations, ringmetals, and domestic OEM businesses. The lower sales recorded in 1993 in the Company's international operations were significantly impacted by weaker foreign currencies and ongoing recessionary conditions.
  On a worldwide basis, sales of the Company's equipment product lines increased 17% in 1994 over 1993 as compared to a 5% increase in 1993 over 1992. Worldwide sales of supplies and service product lines (which for discussion purposes, include the Company's ringmetals business) increased 10% in 1994 over 1993 versus a 1% increase in sales in 1993 over 1992. Without the impact of acquisitions, equipment sales increased 9% in 1994 and remained flat in 1993, while supply and service sales increased 8% in 1994 and remained flat in 1993.

Gross Margins, Cost and Expenses
Gross profit margins decreased 1 percentage point from 1993 to 1994 and decreased 2.5 points from 1992 to 1993. Excluding the impact of acquisitions, margins remained relatively flat from 1993 to 1994 and decreased 2 points from 1992 to 1993. An erosion in margins experienced by the Company's international and domestic core operations during 1994 was partially offset by an improvement in margins in the ringmetals business. Worldwide competitive pressures, an increase in certain raw material costs, and a mix change towards the Company's growth in lower margin film and dealer businesses had a negative effect on margins. The decline in margins from 1992 to 1993 was attributed to ongoing recessionary conditions, worldwide competitive pressures in the Company's international operations, and weaker foreign currencies coupled with a mix change towards the Company's growth in lower margin film and dealer businesses. Also contributing to the decline were higher research and development expenses which increased 41% over 1992.
  Selling, service, and administrative expenses increased 7% in 1994 and decreased 2% in 1993. Without the impact of acquisitions, 1994 expenses increased approximately 5% while 1993 expenses decreased 4%. These expenses as a percentage of total sales have declined over the past two years and were 35.1% , 36.6%, and 38.2%, respectively, in 1994, 1993, and 1992. The 1994 increase in expenses primarily resulted from increased sales in the Company's worldwide operations. Additional expenses were incurred to consolidate several of the Company's distribution operations, increase its marketing and advertising expenditures, and expand its support for its export businesses.
  The 1993 decrease in expenses predominantly resulted from the effect of weaker foreign currencies, the consolidation of a number of domestic direct branch sales operations and a reduction in Corporate support expenses. Partially offsetting these decreases were higher expenses resulting from higher sales in the Company's film products and domestic office products divisions and the adoption of SFAS 106, "Accounting for Postretirement Benefits Other Than Pensions."
  A pretax restructuring charge of $4.0 million was recorded in 1994. See Note 14 to the Consolidated Financial Statements for additional information.

-

  Interest expense increased by 5% in 1994 over 1993 compared to a 10% increase in 1993 over 1992. The primary reason for the 1994 increase was higher average debt levels. The higher debt levels resulted primarily from significantly higher inventory and receivable levels along with the financing of the Sickinger and Bates acquisitions. This increase was partially offset by the expiration of several of the Company's interest rate swaps in the fourth quarter of 1993 and lower debt levels in the Company's Mexican subsidiary. The increase in interest expense in 1993 was primarily due to: a) a reduction in the capitalization of interest due to the completion of the Company's film products plant expansion;
b) an increase in interest expense in the Company's international operations due to higher borrowing levels as a result of lower overall earnings and dividends paid in late 1992; and c) higher domestic borrowing levels during the second half of 1993 resulting from the financing of the Bates acquisition.
  Other income and expense in 1994 was $1,842,000 of expense compared to $1,210,000 of expense in 1993. The most significant factors affecting the unfavorable change were higher currency losses of $174,000 primarily resulting from the devaluation of the Mexican peso and losses on sales of fixed assets of $161,000. Other income and expense in 1993 was $1,210,000 of expense compared to $1,339,000 of expense in 1992. The favorable change was primarily due to higher income of $384,000 from investments in joint ventures and a decrease of $281,000 in amortization expense for a non-compete note, goodwill and patents. Partially offsetting this was higher currency losses of $192,000 and lower interest income of $164,000.

Income Taxes
The Company's effective tax rate increased slightly to 38.9% from 38.3% in 1993. The 1993 rate declined 1.8 points from the 1992 rate of 40.1% primarily due to a decrease in foreign earnings which were subject to higher income taxes coupled with an increase in the tax benefit received from a tax allocation agreement between the Company and Lane Industries, Inc. Partially offsetting this was an increase in the statutory Federal income tax rate as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993 in August of 1993.
  Numerous other items enter into the development of the Company's effective tax rate. Additional information is included in Note 10 to the Consolidated Financial Statements.

Net Income
The Company's net income per share increased 5% or $.05 to $1.00 in 1994 compared to 1993 net income per share of $.95. The increase was primarily attributed to continued growth in the worldwide film products operations and international and domestic core businesses along with improved performance in the Company's ringmetals division. This increase was partially offset by an after-tax restructuring charge of $2,504,000 or $.16 per share. Additional information is included in Note 14 to the Consolidated Financial Statements.
  The Company's 1993 net income per share decreased 9% or $.09 to $.95 compared to 1992 net income per share of $1.04. The decrease was primarily attributable to a 43% decrease in earnings in the Company's international operations due to ongoing recessionary conditions and continuing competitive pressures. Also contributing to the decrease were higher research and development expenses relating to new product development. These unfavorable items were partially offset by increases in income in the Company's domestic direct branch/telemarketing operations, domestic office products division and film products division along with a lower effective tax rate.

Other Events
During December 1994 the Mexican peso was devalued. The value of the Mexican peso compared to the U.S. dollar has continued to weaken since the devaluation. The effect of the devaluation on the Company's results of operations for the year ended December 31, 1994 was not material. Translation of the assets and liabilities of the Company's Mexican operations into U.S. dollars resulted in an unfavorable adjustment of $2,053,000. In accordance with SFAS No. 52, "Foreign Currency Translation," this adjustment is reflected in the Company's equity section of the balance sheet. Continued weakening of the Mexican peso will have an unfavorable impact on the Company's future results of operations. The unfavorable impact will result from: a) an anticipated weakening of the Mexican economy; b) higher costs associated with importing inventory and materials into Mexico; and c) losses associated with obligations denominated in U.S. dollars and other foreign currencies. The extent of the impact of these conditions on the Company's results of operations is not known.

Liquidity and Capital Resources
Cash provided by operating activities decreased to $5.2 million in 1994 compared with $15.0 million in 1993 and $17.1 million in 1992. The decline in cash flow in 1994 was primarily due to an increase in inventory and accounts receivable levels while the decline in 1993 was mainly due to an increase in accounts receivable levels coupled with an increase in income tax payments.

  Capital expenditures were $12.8 million in 1994 compared to $10.6 million in 1993 and $9.8 million in 1992. Major projects in 1994 included the completion of a European production facility for the film products division and the construction of a ringmetals manufacturing operation in Costa Rica. Capital expenditures for 1993 included the expansion of the plant and production capacity of the Company's graphic operations, the expansion of the film products division into Europe, tooling for new products, and the renovation and remodeling of the Company's research and development facility in Northbrook. Expenditures for 1992 included the expansion of the Company's film products division domestic plant and production capacity.
  Capital expenditures for 1995 are expected to be approximately $17.9 million and include the purchase and implementation of a company-wide business enterprise information system along with the upgrading of various domestic and international manufacturing capabilities.
  Cash dividends paid in 1994 increased to $.405 per share compared to $.40 per share in 1993 and $.37 per share in 1992.
  The Company had access to $62.5 million in short-term credit lines and as of December 31, 1994 had $23.8 million in outstanding borrowings against these lines.
  During 1994, the Company also had access to a $62.5 million credit agreement to fund both working capital and acquisition requirements. At the end of 1994, the Company had $36.0 million in borrowings against this agreement classified as long-term debt on the Company's balance sheet. Additional information is included in Note 6 to the Consolidated Financial Statements.
  The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated capital needs along with any foreseeable acquisition requirements.

Acquisitions
The Company acquired Sickinger Company in 1994 and the business and certain assets of Bates Manufacturing Company in 1993. See Note 13 to the Consolidated Financial Statements for additional information.

-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                   PAGE
                                                                                                   -----
Consolidated Statements of Income................................................................      8
Consolidated Balance Sheets......................................................................      9
Consolidated Statements of Cash Flows............................................................     10
Consolidated Statements of Stockholders' Equity..................................................     11
Notes to Consolidated Financial Statements.......................................................     12
Report of Independent Public Accountants.........................................................     24
Schedule II -- Valuation and Qualifying Accounts.................................................     25
Report of Independent Public Accountants with Respect to Supplemental Financial Statement
  Schedule.......................................................................................     26


  All other schedules have been omitted because they are not applicable, are not required, or the information is included in the consolidated financial statements or notes thereto.

                       CONSOLIDATED STATEMENTS OF INCOME
                  General Binding Corporation and Subsidiaries


                      (000 omitted except per share data)
--------------------------------------------------------------------------------------------------------------------------------


                           Year ended December 31                                      1994              1993              1992
---------------------------------------------------------------------------------------------------------------------------------
SALES:
Domestic                                                                             $274,319          $246,790          $ 235,927
International                                                                         146,130           129,348            132,716
---------------------------------------------------------------------------------------------------------------------------------
  Total sales                                                                         420,449           376,138            368,643
---------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of sales, including development
 and engineering                                                                      237,492           209,340            195,831
Selling, service and administrative                                                   147,639           137,674            140,837
Restructuring                                                                           4,000                --                 --
Interest                                                                                3,776             3,609              3,288
Other expense, net                                                                      1,842             1,210              1,339
---------------------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                                            394,749           351,833            341,295
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                                                    25,700            24,305             27,348
INCOME TAXES                                                                            9,997             9,311             10,968
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $ 15,703          $ 14,994          $  16,380
                                                                                     --------          --------          ---------
NET INCOME PER COMMON SHARE                                                          $   1.00          $    .95          $    1.04
                                                                                     --------          --------          ---------
DIVIDENDS PER COMMON SHARE                                                           $   .405          $    .40          $     .37
                                                                                     --------          --------          ---------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                            15,763            15,777             15,797
                                                                                     --------          --------          ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                  General Binding Corporation and Subsidiaries

                        (000 omitted except share data)
---------------------------------------------------------------------------------------------------------------------------------
                                December 31                                                       1994                1993
Assets
---------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                                        $   5,569          $    4,462
Receivables, less allowances for doubtful accounts and sales returns: 1994 -- $4,840,
  1993 -- $4,821                                                                                    74,413              63,701
Inventories, at lower of cost or market                                                             76,010              65,636
Deferred tax assets                                                                                  8,807               7,756
Other                                                                                                6,355               3,796
---------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                             171,154             145,351
---------------------------------------------------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, AT COST:
Land and land improvements                                                                           4,920               4,312
Buildings and leasehold improvements                                                                28,893              27,286
Machinery and equipment                                                                             95,986              92,175
Assets under capital leases                                                                            826                 826
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   130,625             124,599
Less -- Accumulated depreciation and amortization                                                  (65,095)            (62,504)
---------------------------------------------------------------------------------------------------------------------------------
  Net plant and equipment                                                                           65,530              62,095
                                                                                                 ---------          ----------
OTHER ASSETS:
Cost in excess of fair value of assets of acquired companies, net of amortization                   31,099              29,912
Other                                                                                               16,495              13,751
---------------------------------------------------------------------------------------------------------------------------------
  Total other assets                                                                                47,594              43,663
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $ 284,278          $  251,109
                                                                                                 ---------          ----------
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Notes payable                                                                                    $  23,814          $    9,625
Current maturities of long-term obligations                                                            674                 433
Accounts payable                                                                                    20,647              22,124
Accrued liabilities --
 Salaries, wages and profit-sharing contributions                                                    9,939               8,212
 Taxes, other than income taxes                                                                      2,839               2,230
 Deferred income on maintenance agreements                                                           8,426               7,937
 Other                                                                                              18,265              14,132
Taxes on income                                                                                         --                  67
---------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                         84,604              64,760
---------------------------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES:
Long-term debt                                                                                      42,020              38,350
Capital leases                                                                                          --                 214
---------------------------------------------------------------------------------------------------------------------------------
  Total long-term obligations                                                                       42,020              38,564
                                                                                                 ---------          ----------
OTHER LONG-TERM LIABILITIES                                                                          9,340               8,252
                                                                                                 ---------          ----------
DEFERRED TAX LIABILITIES                                                                             7,225               6,002
                                                                                                 ---------          ----------
STOCKHOLDERS' EQUITY:
Common stock, $.125 par value; shares authorized 20,000,000; shares issued
 15,693,747 in 1994 and 1993                                                                         1,962               1,962
Class B common stock, $.125 par value; shares authorized 2,398,275; shares issued
 2,398,275 in 1994 and 1993                                                                            300                 300
Additional paid-in-capital                                                                           6,562               6,133
Cumulative translation adjustments                                                                  (1,204)                101
Retained earnings                                                                                  153,330             144,011
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   160,950             152,507
Less -- Treasury stock -- 2,344,235 shares in 1994 and 2,330,612 shares in 1993                    (19,861)            (18,976)
---------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                       141,089             133,531
                                                                                                 ---------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 284,278          $  251,109
                                                                                                 ---------          ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  General Binding Corporation and Subsidiaries

                                 (000 omitted)
---------------------------------------------------------------------------------------------------------------------------------
                         Year ended December 31                                    1994              1993              1992
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 15,703          $ 14,994          $ 16,380
                                                                                 --------          --------          --------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                    12,081            10,747            10,775
  Increase (decrease) in non-current deferred taxes                                 1,280            (1,902)             (326)
  Provision for doubtful accounts                                                   1,774             1,303             1,307
  (Increase) in other long-term assets                                             (5,154)           (2,733)           (2,039)
  Other                                                                             1,483               871             1,139
Changes in current assets and liabilities:
  (Increase) in receivables                                                       (12,071)           (8,600)           (5,069)
  (Increase) in inventories                                                        (8,870)             (206)           (5,248)
  (Increase) decrease in other current assets                                      (2,313)             (259)              815
  (Increase) decrease in deferred tax assets                                       (1,123)              436               311
  Increase (decrease) in accounts payable and accrued liabilities                   2,732             1,955            (3,419)
  (Decrease) increase in taxes on income                                             (301)           (1,588)            2,463
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                         5,221            15,018            17,089
                                                                                 --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (12,788)          (10,595)           (9,795)
Purchase of Sickinger ($3,472, net of cash acquired $19)                           (3,453)               --                --
Purchase of Bates                                                                      --            (4,985)               --
Proceeds from sale of plant and equipment                                           3,279               130               303
---------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                         (12,962)          (15,450)           (9,492)
                                                                                 --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (reduction) in notes payable                                              13,651            (4,826)           (1,608)
Increase in long-term obligations                                                   2,802             6,022               492
(Reduction) of long-term obligations                                                 (901)             (424)           (3,098)
Increase in current portion of long-term obligations                                  236               160                50
Dividends paid                                                                     (6,384)           (6,312)           (5,844)
Purchases of treasury stock                                                          (975)             (507)           (1,302)
Proceeds from the exercise of stock options                                           438               113               434
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                               8,867            (5,774)          (10,876)
                                                                                 --------          --------          --------
Effect of exchange rates on cash                                                      (19)             (101)             (418)
---------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                              1,107            (6,307)           (3,697)
Cash and cash equivalents at beginning of the year                                  4,462            10,769            14,466
                                                                                 --------          --------          --------
Cash and cash equivalents at end of the year                                     $  5,569          $  4,462          $ 10,769
                                                                                 --------          --------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest                                                                       $  3,667          $  3,702          $  3,552
  Income taxes, net of refunds                                                     11,986            11,814             7,782

The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  General Binding Corporation and Subsidiaries



           (000 omitted, except number of shares and per share data)
--------------------------------------------------------------------------------

                                                                            Additional    Cumulative
                             Common Stock             Treasury Stock         Paid-In      Translation    Retained
                           Shares      Amount       Shares       Amount      Capital      Adjustments    Earnings     Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1991               18,092,022*   $2,262*    (2,278,166)   $(17,298)       $5,674        $ 2,482    $124,793    $117,913
1992 translation
  adjustment                      --        --            --          --            --         (1,451)         --      (1,451)
Exercise of stock
  options                         --        --        40,123          95           339             --          --         434
Purchase of treasury
  stock                           --        --       (72,258)     (1,302)           --             --          --      (1,302)
Net income in 1992**              --        --            --          --            --             --      16,380      16,380
Dividends paid ($.37
  per share)                      --        --            --          --            --             --      (5,844)     (5,844)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1992               18,092,022*   $2,262*    (2,310,301)   $(18,505)       $6,013        $ 1,031    $135,329    $126,130
1993 translation
  adjustment                      --        --            --          --            --           (930)         --        (930)
Exercise of stock
  options                         --        --        15,182          36           120             --          --         156
Purchase of treasury
  stock                           --        --       (35,493)       (507)           --             --          --        (507)
Net income in 1993                --        --            --          --            --             --      14,994      14,994
Dividends paid ($.40
  per share)                      --        --            --          --            --             --      (6,312)     (6,312)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1993               18,092,022*   $2,262*    (2,330,612)   $(18,976)       $6,133         $  101    $144,011    $133,531
1994 translation
  adjustment                      --        --            --          --            --         (1,305)         --      (1,305)
Exercise of stock
  options                         --        --        38,098          90           429             --          --         519
Purchase of treasury
  stock                           --        --       (51,721)       (975)           --             --          --        (975)
Net income in 1994                --        --            --          --            --             --      15,703      15,703
Dividends paid ($.405
  per share)                      --        --            --          --            --             --      (6,384)     (6,384)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1994               18,092,022*   $2,262*    (2,344,235)   $(19,861)       $6,562        $(1,204)   $153,330    $141,089
                         -----------   -------    ----------    --------        ------        -------    --------    --------

* Includes Class B Common Stock for the years ended December 31, 1991 through 1994 -- Shares 2,398,275, Amount $300,000
** The Company adopted SFAS No. 109, "Accounting for Income Taxes", in 1993 by restating financial statements beginning in 1990.

                                                                               -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Consolidation
The consolidated financial statements include the accounts of the Company and its domestic and international subsidiaries. All of these international subsidiaries have November 30 fiscal year-ends except for Canada and Mexico. Intercompany accounts and transactions have been eliminated in consolidation.
  Investments in significant companies which are 20% to 50% owned are treated as equity investments and the Company's share of earnings is included in income.

(B) Cash and Cash Equivalents
The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

(C) Inventory Valuation
Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory costs include labor, material and factory overhead.

(D) Depreciation of Plant and Equipment
Depreciation of plant and equipment is computed using principally the straight-line method over the following estimated lives:
--------------------------------------------------------------------------------
Buildings                                                          25 - 50 years
Machinery and equipment                                             1 - 20 years
Leasehold improvements                                             Term of lease
--------------------------------------------------------------------------------
  The cost and accumulated depreciation of items sold or retired are removed from the asset accounts and the resulting gain or loss is recognized in income.

(E) Amortization of Intangibles
Cost in excess of fair value of assets of acquired companies is amortized on the straight-line basis over estimated periods of benefit ranging up to 40 years.

(F) Compensated Absences
The Company follows the policy of accruing vacation pay for all employees.

(G) Income Taxes
Since 1986, the Company's policy for earnings from its international subsidiaries has been to provide appropriate income taxes on the earnings expected to be distributed to the Company. In 1992, 1993 and 1994, current earnings of all international subsidiaries other than GBC Canada and Mexico were considered remitted to the United States for the purpose of determining income tax expense for the year. In addition, in 1988, the Company implemented a balance sheet hedging strategy for its international operations and as a result provided appropriate income taxes on approximately $4,449,000 of pre-1986 earnings of its international subsidiaries. Approximately $1,835,000 of these earnings were remitted in the years 1988 through 1994, and the balance is expected to be remitted in future years.
  As of December 31, 1994, the cumulative amount of undistributed earnings of international subsidiaries upon which income taxes have not been provided was approximately $12.9 million. In the opinion of management, this amount remains indefinitely reinvested by the international subsidiaries.

(H) Net Income per Common Share
Net income per common share is based on the weighted average number of common shares outstanding for each year. Assuming exercise of all outstanding stock options, net income per common share would not be materially different from net income per common share as reported.

(I) Stock Option Compensation
Stock option compensation cost applicable to the non-qualified restricted plans is valued at the date of the grant and recorded as compensation expense as the options become exercisable.

(J) Deferred Service Income
Income under maintenance agreements is deferred and recognized over the term (primarily 1 to 2 years) of the agreements on a straight-line basis.

2. FOREIGN CURRENCY EXCHANGE AND TRANSLATION
Foreign currency translation adjustments, except for those adjustments relating to Mexican operations during 1992 (a hyperinflated economy), have been excluded from the Consolidated Statements of Income and are recorded in a cumulative translation adjustment account as a separate component of stockholders' equity. Beginning in January of 1993, Mexico is no longer being accounted for as a hyperinflated economy and accordingly its foreign currency translation adjustments are recorded in the cumulative translation adjustment account.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

  The accompanying Consolidated Statements of Income include net gains and losses on foreign currency transactions and net gains and losses resulting from translation of the Mexican balance sheet into U.S. dollars during 1992. Such amounts are reported as part of cost of sales and other income/expense and are summarized as follows (000 omitted):
-------------------------------------------------------------------------------

                         Foreign           Foreign          Total
                        Currency          Currency         Foreign
    Year Ended         Transaction       Translation       Exchange
   December 31       Gain/(Loss)(a)    Gain/(Loss)(b)    Gain/(Loss)
-------------------------------------------------------------------------------
1994                     $(329)            $ (--)           $(329)
1993                     $(155)            $ (--)           $(155)
1992                       $59             $(293)           $(234)
-------------------------------------------------------------------------------

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(b) Relates to operations in Mexico, a hyperinflationary economy in 1992.

3. INVENTORIES
Inventories are summarized as follows (000 omitted):
-------------------------------------------------------------------------------

                                 Finished    Work in       Raw
   December 31        Total       Goods      Process    Materials
-------------------------------------------------------------------------------
1994                 $76,010      $49,090     $6,092      $20,828
1993                 $65,636      $41,548     $4,176      $19,912
-------------------------------------------------------------------------------

4. PROFIT-SHARING AND PENSION PLANS
Under the provisions of a defined contribution profit sharing plan covering substantially all full-time domestic employees (excluding U.S. RingBinder union employees and Sickinger employees), the Company is required to make annual contributions, as defined, to a trust fund. The Company may make additional contributions for any year and has done so annually, except in 1968, since establishment of the plan. Contributions charged to expense were $2,092,000 in 1994, $2,122,000 in 1993 and $1,937,000 in 1992. Employee participation in the plan is optional. Participating employees must contribute 2%, but cannot contribute more than 12% of total compensation.
  The Company has two separate active domestic defined benefit pension plans and one frozen domestic defined benefit pension plan. The Company has a Guaranteed Retirement Income Plan (GRIP) for its domestic employees participating in the profit sharing plan. The plan provides benefits that are based on the employee's years of credited service and a percentage of the employee's compensation offset by a percentage of the employee's social security benefits. Furthermore, benefits from the GRIP Plan are reduced by the actuarial equivalent of the participant's profit sharing account. U.S. RingBinder also has a pension plan covering substantially all of its union member employees. The plan provides benefits that are based on the employee's years of credited service. As of September 30, 1994, the Company froze the defined benefit plan for the non-union employees at U.S. RingBinder and these employees became eligible for the Company's defined contribution profit sharing plan. The Company's funding policy towards all domestic plans is to fund the plans annually in accordance with ERISA and Federal tax regulations. All domestic plans utilize the entry age normal funding actuarial method to calculate the annual normal cost. The plans' assets consist of cash and cash equivalents, debt, equity and government securities.
  VeloBind was acquired by the Company on November 1, 1991. On this date, all of VeloBind's full-time employees became eligible for the same profit sharing and pension plans as the Company's domestic employees. Prior to acquisition, VeloBind maintained a 401(K) Savings Incentive Plan. Upon acquisition, this plan was frozen with all Company and employee contributions suspended. Distributions from the Savings Incentive Plan are made upon retirement, death or disability, termination of employment or exercise of the limited withdrawal rights provided under the Savings Incentive Plan.
  The Company's international subsidiaries have adopted a variety of defined benefit and defined contribution plans. These plans provide benefits that are based upon the employee's years of credited service. The benefits payable under these plans, for the most part, are provided by the establishment of trust funds or the purchase of insurance annuity contracts.
  Net periodic pension expense for the pension plans for the years 1994, 1993 and 1992 was as follows (000 omitted):
-------------------------------------------------------------------------------

                                         1994     1993    1992
-------------------------------------------------------------------------------
Domestic Pension Plans                  $  199    $ 39    $ 15
International Subsidiary Pension
  Plans                                  1,247     786     738
                                         -----    ----    ----
  Total Expense                         $1,446    $825    $753
                                         -----    ----    ----
-------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

  The following rates were used in determining the actuarial present value of accumulated plan benefits for the
Company's pension plans.
--------------------------------------------------------------------------------

                                                                           1994                                   1993
                                                               Domestic      International             Domestic     International
---------------------------------------------------------------------------------------------------------------------------------
Discount Rate                                                       8.0%         4.0%-15.0%                 7.0%        4.0%-15.0%
Weighted Average Investment Return Rate                             9.5%         4.5%-16.0%                 9.5%        4.5%-16.0%
Salary Increase Rate                                           4.5%-5.0%         4.0%-12.0%                 4.5%        4.0%-12.0%
---------------------------------------------------------------------------------------------------------------------------------

  Net periodic pension expense/(income) for 1994, 1993 and 1992 includes the following components (000 omitted):
--------------------------------------------------------------------------------

                                                 1994                           1993                           1992
                                       Domestic   International       Domestic   International       Domestic   International
---------------------------------------------------------------------------------------------------------------------------------
Service Cost-benefits earned during
  the period                              $ 167          $1,087          $ 128          $  758          $ 141            $ 775
Interest cost on projected benefit
  obligations                               297             866            277             701            287              757
Actual return on assets                     (21)           (509)          (255)         (1,505)          (120)             (86)
Net amortization and deferral              (244)           (197)          (111)            832           (293)            (708)
                                           ----           -----           ----          ------           ----             ----
Net periodic pension expense              $ 199          $1,247           $ 39          $  786           $ 15            $ 738
                                           ----           -----           ----          ------           ----             ----
---------------------------------------------------------------------------------------------------------------------------------

  The following table sets forth the plans' funded status at December 31, 1994 and 1993 (000 omitted):
--------------------------------------------------------------------------------

                                           December 31, 1994                                  December 31, 1993
                                 Projected Benefit         Assets Exceed            Projected Benefit         Assets Exceed
                                    Obligations          Projected Benefit             Obligations          Projected Benefit
                                   Exceed Assets            Obligations               Exceed Assets            Obligations
---------------------------------------------------------------------------------------------------------------------------------
                              Domestic   International     International         Domestic   International     International
---------------------------------------------------------------------------------------------------------------------------------
Actuarial Present Value of
  Benefit Obligations:
  Vested Benefits               $2,890         $ 7,412              $1,741         $3,527         $ 6,155              $1,485
  Non-vested Benefits               54             111                 144            113             120                 110
                                 -----          ------               -----          -----          ------               -----
Accumulated Benefit
  Obligations                   $2,944         $ 7,523              $1,885         $3,640         $ 6,275              $1,595
Effect of projected future
  compensation levels              467           3,984                 714            605           4,035                 603
                                 -----          ------               -----          -----          ------               -----
Projected Benefit
  Obligations                   $3,411         $11,507              $2,599         $4,245         $10,310              $2,198
Plan Assets at Fair Value        2,940           8,198               3,485          3,679           6,820               2,865
                                 -----          ------               -----          -----          ------               -----
Plan Assets (Less Than) in
  Excess of Projected
  Benefit Obligations           $ (471)       $ (3,309)             $  886         $ (566)       $ (3,490)             $  667
Unrecognized net loss (gain)
  due to past experience
  different from assumptions     1,137           3,361                (187)         1,311           4,118                (117)
Unrecognized prior service
  cost                              64             463                  25            111             469                  27
Adjustment to recognize
  minimum liability               (724)           (196)                 --           (345)           (206)                 --
Unrecognized net (asset)
  obligation at October 1,
  1986 to be amortized over
  average remaining service
  of participants                 (267)         (1,103)                 13           (283)         (1,160)                 19
                                 -----          ------               -----          -----          ------               -----
(Accrued) prepaid pension
  cost                          $ (261)        $  (784)             $  737         $  228         $  (269)             $  596
                                 -----          ------               -----          -----          ------               -----
---------------------------------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

5. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company currently provides certain health care benefits for eligible domestic retired employees. Employees may become eligible for those benefits if they have fulfilled specific age and service requirements.
  In 1993, the Company adopted the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires companies to accrue the cost of postretirement benefits during the service lives of employees. The Company elected to amortize over a twenty year period the accumulated liability, measured as of December 31, 1992, of $1,905,000. Prior to adopting this standard, the Company recognized these costs as the benefits were paid and retiree health care benefits expense in 1992 was approximately $280,000.
  Net periodic postretirement benefit expense consisted of the following components (000 omitted):
------------------------------------------------------------

                                               1994      1993
------------------------------------------------------------
Service Cost                                   $194      $173
Interest Cost                                   163       152
Net Amortization of Initial Transition
  Obligation                                     95        95
------------------------------------------------------------
Net Periodic Postretirement Benefit Costs      $452      $420
                                               ----      ----
------------------------------------------------------------

  The projected liabilities which are not funded are as follows (000 omitted):
------------------------------------------------------------

                                           1994          1993
------------------------------------------------------------
Accumulated Postretirement Benefit
  Obligations:
Retired Participants and Beneficiaries    $ 1,094      $     785
Active Participants Eligible for
  Retirement                                  270            226
Other Active Participants                     805          1,118
                                           ------         ------
Total Benefit Obligation                  $ 2,169      $   2,129
Experience Gain (Loss)                         26           (154)
Unrecognized Transition Obligation         (1,714)        (1,810)
                                          -------      ---------
Accrued Postretirement Benefit Cost       $   481      $     165
                                           ------         ------
------------------------------------------------------------

  The following assumptions used in determining the expense and obligation are listed below:
------------------------------------------------------------

                                          1994         1993
------------------------------------------------------------
Discount Rate                               8%          7%
Health Care Cost Increase                  10%         11%
------------------------------------------------------------

  The rate of increase in the per capita cost of covered health benefits was assumed to be 9% in 1995, decreasing gradually to 6% by the year 2000 and remaining at that level thereafter.
  The effect of a 1% increase in the medical trend assumption would increase the accumulated postretirement benefit obligation as of December 31,1994 by $116,000 and increase the net periodic cost by $17,000.
  The Company monitors the cost of the plan and has periodically changed the benefits provided under this plan. The Company reserves the right to make additional changes or terminate these benefits in the future. Any changes in the plan or revisions of the assumptions affecting expected future benefits may have a significant effect on the amount of the obligation and annual expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

6. DEBT AND CREDIT ARRANGEMENTS
Information regarding short-term debt for the three years ended December 31, 1994, 1993, and 1992, is as follows (000 omitted):
--------------------------------------------------------------------------------

                                                                      Weighted         Maximum                           Weighted
                                                                      average         month-end          Average          average
                                                                      interest         balance            amount         interest
                                                        Balance         rate         outstanding       outstanding         rate
                                                         at end        at end           during            during          during
                                                        of year       of year          the year          the year        the year
---------------------------------------------------------------------------------------------------------------------------------
                                                             (A)           (B)                (C)               (D)            (E)
1994
Notes payable to banks                                   $23,814           6.4%           $34,143           $22,875            6.4%
1993
Notes payable to banks                                     9,625           9.2             14,282            12,176            9.8
1992
Notes payable to banks                                    14,787          11.2             18,829            12,611            8.9
---------------------------------------------------------------------------------------------------------------------------------

(A) Notes payable by the Company's foreign subsidiaries were $9,443,000 in 1994, $9,625,000 in 1993 and $11,787,000 in 1992.

(B) The rate for 1994, 1993 and 1992 includes Mexican borrowings at a rate which is influenced by the rate of inflation in that country. The weighted average interest rate for notes payable to banks, excluding such borrowings, for the years ended December 31, 1994, 1993 and 1992 would be 6.3%, 8.2% and 8.1%, respectively. The weighted average interest rate is computed by dividing the annualized interest expense for the short-term debt outstanding by the short-term debt outstanding at December 31.

(C) The composition of the Company's short-term debt will vary by category at any point in time during the year.

(D) Average amount outstanding during the year is computed by dividing the total daily outstanding principal balances by 365 days.

(E) The weighted average interest rate during the year for notes payable to banks excluding Mexican borrowings, for the three years ended December 31, 1994, 1993 and 1992 would be 6.1%, 7.4% and 8.8%, respectively. The weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

  Long-term debt consists of the following at December 31, 1994 and 1993 (000 omitted):
--------------------------------------------------------------------------------

                                                                                                                1994       1993
---------------------------------------------------------------------------------------------------------------------------------
Principal notes payable --
Revolving credit agreement - portion classified as long-term on the basis of the Company's intention to
  refinance these borrowings (weighted average interest rate -- 5.7% at December 31, 1994)                     $36,000    $36,000
Note Payable, due monthly November, 1994 to October, 2004 (interest rate -- 8.85% at December 31, 1994)          3,237         --
Industrial Revenue Bond, due annually from July, 1994 to July, 2008 (floating interest rate -- 5.3% at
  December 31, 1994)                                                                                             2,350      2,530
Industrial Revenue Bond, due annually from June, 2002 to June, 2007 (interest rate -- 5.65% at December 31,
  1994)                                                                                                            909         --
                                                                                                               -------    -------
                                                                                                                42,496     38,530
Less - Current maturities                                                                                          476        180
                                                                                                                ------     ------
Total long-term debt                                                                                           $42,020    $38,350
                                                                                                                ------     ------
---------------------------------------------------------------------------------------------------------------------------------

  The Company has short-term lines of credit aggregating $62.5 million from various banks worldwide, of which $34.5 million are with foreign banks or foreign branches of banks. Interest rates on these lines of credit are primarily at the prime rate or the lender's cost of funds plus margin. These arrangements are reviewed annually for renewal.
  The Company has access to a $62.5 million revolving credit agreement to fund both working capital and acquisition requirements. Under the terms of the agreement, which was entered into with a group of lenders, the Company can borrow up to $62.5 million under a bid option facility at any time until December 1995. The Company may convert the revolving credit loan into a five year term loan on the last day of any quarter during the life of the agreement and on the termination date of the agreement. Interest is payable at varying rates provided for in the loan agreement. The Company agreed to pay an annual facility fee of 15/100 of one percent on the total commitment amount of $62.5 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

  The revolving credit agreement contains, among other things, certain restrictive covenants. Under the most restrictive of the covenants, the Company and its subsidiaries must maintain minimum working capital of $40.0 million, a debt to tangible net worth ratio not more than 1.15 to 1.0, and an interest coverage ratio of at least 2.0 to 1.0. The Company was in compliance with these covenants at December 31, 1994.
  As of December 31, 1994, the Company had $36.0 million in borrowings against this agreement classified as long-term borrowings on the Company's balance sheet. Although the Company has the ability to convert the revolving credit agreement to a term loan in 1995, it is the Company's intention to enter into a new agreement.
  The scheduled maturities of long-term debt for each of the five years subsequent to December 31, 1994, are as follows (000 omitted):

------------------------------------------------------------
              Year ending December 31                Amount
------------------------------------------------------------
1995                                                    $476
1996                                                     476
1997                                                     476
1998                                                     476
1999                                                     476
------------------------------------------------------------

7. FINANCIAL INSTRUMENTS
Many of the Company's financial instruments (including cash and cash equivalents, accounts and notes receivable, notes payable and other accrued liabilities) carry short-term maturities. As such instruments have short-term maturities their fair values approximate the carrying values. Substantially all of the Company's long-term obligations, including current maturities of long-term obligations have floating interest rates. The fair value of these instruments also approximates the carrying values.

Interest Rate Swaps and Caps
  The Company enters into interest rate swap and interest rate cap agreements to hedge interest rate exposure on floating rate debt. At December 31, 1994, the Company had outstanding five interest rate swaps with commercial banks ("counterparties"), having a total notional principal amount of $22 million (no exchange of principal was involved). Two of the swaps with notional principal amounts totaling $7 million mature in October 1995. Under these agreements, the Company is obligated at a fixed rate of 6.31% with payments due quarterly until maturity. The floating rate from the counterparties is based on the three month U.S. dollar LIBOR rate (6.5% at December 31, 1994).
  The remainder of the swaps with notional principal amounts totaling $15 million have various maturity dates through September 1998. Under these agreements, the Company is obligated at a weighted average interest rate of 6.99% with payments due quarterly until maturity. The floating rate from the counterparties is based on the three month U.S. dollar LIBOR rate. The Company accounts for its swaps by accruing the differential to be paid or received as interest rates change over the life of the agreements.
  At December 31, 1994, the fair value of the interest rate swaps was $427,000 and represents the amounts the counterparties would pay the Company if the agreements were terminated. At December 31, 1993, the fair value of the interest rate swaps was ($775,000) and represented the amounts the Company would have had to pay to terminate the agreements.
  During 1994, the Company entered into three interest rate cap agreements with commercial banks having a total notional principal amount of $15 million. The beginning effective date for these agreements was September 30, 1994 with various maturity dates through September 1998. The Company was required to pay a one-time fee in exchange for the counterparties' obligation to pay the Company the difference between the three month U.S. dollar LIBOR interest rate and 7.5% in the event that the LIBOR interest rate exceeds 7.5%. Fees for interest rate caps are capitalized and amortized over the life of the cap agreement. At December 31, 1994, the carrying value in the Company's balance sheet for interest rate caps was $218,000. The related fair value of the interest rate caps was $345,000 and represents the amounts the counterparties would pay the Company if the agreements were terminated.
  The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and cap agreements, however the Company believes that the risk of loss is remote.

                                                                               -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

Foreign Exchange Contracts
  The Company also enters into foreign exchange contracts to hedge foreign currency exchange risk. These contracts primarily hedge inventory purchases, royalties and management fees. The Company enters into hedges for identifiable transactions where the foreign currency commitment is firm. The hedged transactions are recorded based upon the nature of the transaction (e.g., costs related to inventory purchases are recorded to inventory and recognized in cost of sales). At December 31, 1994, the Company had foreign exchange contracts with various dates of maturity through December 31, 1995 to purchase $31.2 million in U.S. dollars. The fair market value of the contracts at the year end spot rate was approximately $400,000 greater than the contracted amount. At December 31, 1993, the Company had foreign exchange contracts with various dates of maturity through December 31, 1994 to purchase $2.3 million in various foreign currencies and $15.0 million in U.S. dollars. The difference between the contracted amount and the fair market value of the contracts at the 1993 year end spot rate was immaterial.

8. RENTS AND LEASES
Following is a schedule summarizing, by year, the future minimum rental payments and guaranteed residual payments required for all noncancelable lease terms in excess of one year as of December 31, 1994 (000 omitted):
------------------------------------------------------------

                                          Capital    Operating
        Year ended December 31             Leases      Leases
------------------------------------------------------------
1995                                          $206      $ 7,856
1996                                            --        6,119
1997                                            --        4,418
1998                                            --        3,361
1999                                            --        2,968
Future years                                    --       16,774
                                              ----       ------
  Total minimum lease payments                $206      $41,496
                                              ----       ------
  Less - Amount representing interest            8
                                              ----
Present value of net minimum lease
  payments                                    $198
                                              ----
------------------------------------------------------------

  Total rental expense for the years ended December 31, 1994, 1993 and 1992 was $7,693,000, $7,442,000 and $8,129,000, respectively.

9. COMMON STOCK AND STOCK OPTIONS
The Company's Certificate of Incorporation provides for 20,000,000 authorized shares of common stock, $.125 par value per share and 2,398,275 shares of Class B common stock, $.125 par value per share. Each Class B share is entitled to 15 votes and is to be automatically converted into one share of common stock upon transfer thereof. All of the Class B shares are owned by Lane Industries, Inc., the Company's majority stockholder.
  The Company has two non-qualified stock option plans adopted in 1980 and 1989 for officers, including officers who are directors, and other key employees of the Company. The 1980 plan terminated in 1990, however the options granted under this plan may be exercised at various times until January, 1998. Under both plans, options may be granted during a ten year period at a purchase price of not less than 85% of the fair market value on the date of the grant. Options granted may be exercised in four equal parts over a period not to exceed eight years from the date of grant, except that no part of an option may be exercised until at least one year from the date of grant has elapsed. In addition, the 1989 plan also provides that any option granted under the 1989 plan may include a grant of stock appreciation rights simultaneously with the grant of the option or any time within six months thereafter prior to the exercise, termination or expiration of such option. The Company did not grant any stock appreciation rights during 1994 or 1993. The Company reserved 1,050,000 shares of its common stock for subsequent issuance pursuant to the 1989 plan. At December 31, 1994, 203,100 shares and 78,255 shares, respectively, were available for purchase pursuant to the 1989 and 1980 plans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

  A summary of the stock option activity under the 1980 and 1989 plans is as follows:
------------------------------------------------------------

     Year ended December 31             1994            1993
------------------------------------------------------------
Shares under option at beginning
  of year                               291,876          242,643
Options granted                          44,000           70,600
Options exercised                       (38,098)         (15,182)
Options expired/canceled                (16,423)          (6,185)
                                         ------           ------
Shares under option at end of
  year                                  281,355          291,876
                                         ------           ------
Options exercisable                      59,239           63,117
                                         ------           ------
Option prices per common share
  Granted during the year            $15 to $21        $12 & $17
  Exercised during the year          $ 4 to $17        $6 to $ 9
  Expired/canceled during the
    year                             $16 to $20       $16 to $20
  Exercise price of options
    outstanding at year-end          $ 6 to $21        $4 to $20
------------------------------------------------------------

  Upon the exercise of options, the proceeds are credited to the treasury stock and additional paid-in capital accounts. Compensation costs previously accrued are credited to additional paid-in capital upon the exercise of non-qualified options.

10. INCOME TAXES
Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The provisions of SFAS 109 were applied retroactively to January 1, 1990. SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the accounting standard requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The adoption of SFAS 109 resulted in a cumulative effect charge of $1,134,000 or $.07 per common share at January 1, 1990. The 1992 financial statements were restated to reflect the adoption of SFAS 109. As a result of the change in accounting for income taxes, 1992 net income decreased by $324,000.

  The provision for income taxes was as follows (000 omitted):
------------------------------------------------------------

                                    1994      1993        1992
------------------------------------------------------------
Currently payable -
  Federal                          $5,975    $ 6,393       $6,215
  State                             1,092      1,043        1,015
  Foreign                           2,294      3,770        4,416
                                    -----     ------       ------
Total Current                      $9,361    $11,206      $11,646
                                    -----     ------       ------
Deferred payable -
  Federal                          $  195    $  (764)     $  (662)
  Foreign                             441     (1,131)         (16)
                                    -----     ------       ------
Total Deferred                        636     (1,895)        (678)
                                    -----     ------       ------
Total Provision                    $9,997    $ 9,311      $10,968
                                    -----     ------       ------
------------------------------------------------------------

  The Omnibus Budget Reconciliation Act of 1993 changed the Company's prevailing Federal income tax rate from 34% to 35% effective January 1, 1993. The Company's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:
------------------------------------------------------------

                                      1994      1993      1992
------------------------------------------------------------
U.S. Statutory rate                   35.0 %     35.0 %     34.0 %
Tax allocation benefit*               (2.8)%     (2.1)%     (1.1)%
State income taxes, net of Federal
  income tax benefit                   2.8 %      2.8 %      2.5 %
Net effect of international
  subsidiaries' foreign tax rates
  after balance sheet translation
  gains and losses                     2.0 %      2.0 %      2.7 %
Net effect of remission of foreign
  earnings                             0.5 %     (0.2)%     (0.5)%
VeloBind non-tax deductible
  purchase accounting adjustments      1.0 %      1.1 %      1.4 %
Other, net                             0.4 %     (0.3)%      1.1 %
                                      ----     -----      -----
Effective tax rate                    38.9 %     38.3 %     40.1 %
                                      ----     -----      -----
------------------------------------------------------------

* The benefit results from a tax allocation agreement between the Company and Lane Industries, Inc. entered into in 1978. Under the terms of the agreement, Lane Industries, Inc. has agreed to share with the Company a portion of the Federal income tax savings, if any, resulting from filing consolidated income tax returns. Lane Industries, Inc. is the Company's majority stockholder.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

  Income before taxes was as follows (000 omitted):
------------------------------------------------------------

                                   1994       1993       1992
------------------------------------------------------------
United States                     $19,507    $18,532    $16,326
Foreign                             6,193      5,773     11,022
                                  -------    -------    -------
Total Income before taxes         $25,700    $24,305    $27,348
                                   ------     ------     ------
------------------------------------------------------------

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (000 omitted):
------------------------------------------------------------

        Year ended December 31            1994          1993
------------------------------------------------------------
Deferred Tax Assets:
  Inventory                              $ 2,412      $   1,969
  Foreign                                  1,207            586
  Workers' Compensation                      750            865
  Restructuring Reserves                   2,089            723
  Vacation Pay                               753            707
  Other                                    1,596          2,607
  Foreign Tax Credits                      3,317          3,462
  Capital Loss Carryovers                    496            436
  Net Operating Loss Carryovers            2,200          1,495
                                          ------         ------
Gross Deferred Tax Assets                $14,820      $  12,850
                                          ------         ------
Valuation Allowance                       (6,013)       (4,609)
                                          ------         ------
Total Deferred Tax Assets                $ 8,807      $   8,241
                                          ------         ------
Deferred Tax Liabilities
  Depreciation                           $ 3,493      $   3,408
  Amortization                               688            842
  Foreign                                  1,995          1,557
  Withholding Taxes                          569            505
  Other                                      480            175
                                          ------         ------
Total Deferred Tax Liabilities           $ 7,225      $   6,487
                                          ------         ------
Net Deferred Tax Assets                  $ 1,582      $   1,754
                                          ------         ------
------------------------------------------------------------

  A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable accuracy.
  The Company provides U.S. income taxes on the earnings expected to be distributed by its foreign subsidiaries. Under the current remitter concept, the Company has excess foreign tax credits available to reduce Federal income taxes in future years. The Company has established a valuation allowance for the foreign tax credits that the Company anticipates will expire unutilized five years after cash dividends are actually paid.
  At December 31, 1994, the Company has $2,200,000 of net operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards expire in the years 1997 through 2001 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the deferred tax assets related to those loss carryforwards which will most likely expire unutilized.

11. BUSINESS SEGMENTS AND FOREIGN OPERATIONS
The Company is engaged predominantly in one line of business, namely the design, manufacture and distribution of a broad line of business machines and related supplies. This broad line includes system applications in the areas of binding, laminating, shredding and security identification. The products are manufactured in eighteen plants worldwide. GBC products are sold through a common network of direct sales and telemarketing personnel, dealers, distributors and wholesale stationers. The Company provides maintenance and repairs on the machines it sells through a trained field service organization and through trained dealers.
  Financial information for the three years ended December 31, 1994, 1993 and 1992, by geographical area is summarized below. Sales between geographic areas are made at market value less allowances for additional manufacturing, marketing and administrative costs to be incurred by the affiliated company. For purposes of complying with Statement of Financial Accounting Standards No. 14, export sales to foreign customers ($12,773,000 in 1994, $11,163,000 in 1993 and
$11,957,000 in 1992) have been classified in the following tables as part of the United States sales.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries


                                 (000 omitted)
--------------------------------------------------------------------------------

                                                                                            United                      Other
              Year ended December 31, 1994                   Total        Eliminations      States      Europe      International
---------------------------------------------------------------------------------------------------------------------------------
Sales
  Unaffiliated Customers                                    $420,449           $     --    $287,091     $71,397            $61,961
  Between Geographic Areas                                        --            (39,385)     36,560         692              2,133
                                                             -------            -------     -------      ------             ------
                                                             420,449            (39,385)    323,651      72,089             64,094
                                                             -------            -------     -------      ------             ------
Operating Income*                                             31,318                633      20,851       5,310              4,524
Other Income (Expense)**                                      (1,842)            (2,239)      2,837      (1,821)              (619)
Interest (Expense)                                            (3,776)                89      (2,995)       (683)              (187)
                                                             -------            -------     -------      ------             ------
Income Before Taxes                                         $ 25,700           $ (1,517)   $ 20,693     $ 2,806            $ 3,718
                                                             -------            -------     -------      ------             ------
Assets                                                      $284,278           $(27,463)   $230,576     $45,792            $35,373
                                                             -------            -------     -------      ------             ------
Depreciation and Amortization                               $ 12,081           $     --    $  9,994     $ 1,440             $  647
                                                             -------            -------     -------      ------             ------
Capital Expenditures                                        $ 12,788           $     --    $  6,459     $ 5,457             $  872
                                                             -------            -------     -------      ------             ------

--------------------------------------------------------------------------------

                                                                                            United                      Other
              Year ended December 31, 1993                   Total        Eliminations      States      Europe      International
---------------------------------------------------------------------------------------------------------------------------------
Sales
  Unaffiliated Customers                                    $376,138           $     --    $257,953     $63,576            $54,609
  Between Geographic Areas                                        --            (41,377)     35,955         202              5,220
                                                             -------            -------     -------      ------             ------
                                                             376,138            (41,377)    293,908      63,778             59,829
                                                             -------            -------     -------      ------             ------
Operating Income                                              29,124                171      19,870       5,117              3,966
Other Income (Expense)**                                      (1,210)            (1,451)      1,990      (1,507)              (242)
Interest (Expense)                                            (3,609)                --      (2,483)       (622)              (504)
                                                             -------            -------     -------      ------             ------
Income Before Taxes                                         $ 24,305           $ (1,280)   $ 19,377     $ 2,988            $ 3,220
                                                             -------            -------     -------      ------             ------
Assets                                                      $251,109           $(14,985)   $203,895     $30,327            $31,872
                                                             -------            -------     -------      ------             ------
Depreciation and Amortization                               $ 10,747           $     --    $  8,660     $ 1,011            $ 1,076
                                                             -------            -------     -------      ------             ------
Capital Expenditures                                        $ 10,595           $     --    $  9,064     $   812            $   719
                                                             -------            -------     -------      ------             ------

--------------------------------------------------------------------------------

                                                                                            United                      Other
              Year ended December 31, 1992                   Total        Eliminations      States      Europe      International
---------------------------------------------------------------------------------------------------------------------------------
Sales
  Unaffiliated Customers                                    $368,643          $      --    $247,513     $71,161            $49,969
  Between Geographic Areas                                        --           (45,799)      32,937         125             12,737
                                                             -------            -------     -------      ------             ------
                                                             368,643           (45,799)     280,450      71,286             62,706
                                                             -------            -------     -------      ------             ------
Operating Income                                              31,975                551      18,127       9,353              3,944
Other Income (Expense)**                                      (1,339)            (5,456)      5,392      (1,315)                40
Interest (Expense)                                            (3,288)                --      (2,304)       (722)              (262)
                                                             -------            -------     -------      ------             ------
Income Before Taxes                                         $ 27,348          $ (4,905)    $ 21,215     $ 7,316            $ 3,722
                                                             -------            -------     -------      ------             ------
Assets                                                      $241,807          $(12,802)    $190,638     $33,499            $30,472
                                                             -------            -------     -------      ------             ------
Depreciation and Amortization                               $ 10,775          $      --    $  8,023     $ 1,259            $ 1,493
                                                             -------            -------     -------      ------             ------
Capital Expenditures                                        $  9,795          $      --    $  8,665     $   628            $   502
                                                             -------            -------     -------      ------             ------
---------------------------------------------------------------------------------------------------------------------------------

* Operating income for the United States, Europe and Other International includes restructuring charges of $3.4 million, $.2 million and $.4 million, respectively, for the year ended December 31, 1994.
** Other income (expense) is comprised principally of foreign currency transaction and translation gains and losses, interest income, dividend and royalty income, gains and losses on the disposal of capital assets, amortization of goodwill, patents and a non-compete note and other transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

  All subsidiaries were 100% owned during the three year period, except for Grupo GBC, S.A. de C.V. (Grupo GBC) which was not 100% owned until August of 1992. In prior years, a majority of the issued shares of the capital stock of Grupo GBC were controlled by Mexican nationals and were essentially equivalent to preferred stock having fixed dividend rights and fixed rights upon any subsequent liquidation of the subsidiary. In view of the nature of the rights prescribed, the operations of the subsidiary were consolidated for financial reporting purposes.
  The following table illustrates the ratio of revenue contribution of business machines, supplies and service for the last three fiscal years:
-------------------------------------------------------------------------------

                                        1994     1993     1992
-------------------------------------------------------------------------------
Business machines                        25%      24%      23%
Related supplies and service*            75%      76%      77%
-------------------------------------------------------------------------------

* Includes the ringmetal business.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for 1994 and 1993 was as follows (000 omitted, except per share data):
--------------------------------------------------------------------------------

  1994                                                      Three Months Ended     March 31     June 30      Sept. 30     Dec. 31
---------------------------------------------------------------------------------------------------------------------------------
Sales                                                                             $ 96,227     $105,162     $108,576     $110,484
Gross Profit                                                                        43,106       45,952       46,884       47,015
Income Before Taxes                                                                  7,285        8,209        7,084        3,122
Net Income                                                                           4,353        4,950        4,253        2,147
Net Income Per Common Share                                                       $    .28     $    .31     $    .27     $    .14
---------------------------------------------------------------------------------------------------------------------------------
  1993                                                      Three Months Ended    March 31      June 30     Sept. 30      Dec. 31
---------------------------------------------------------------------------------------------------------------------------------
Sales                                                                             $ 89,158     $ 93,742     $ 96,441     $ 96,797
Gross Profit                                                                        40,755       41,681       41,807       42,555
Income Before Taxes                                                                  6,183        6,861        6,014        5,247
Net Income                                                                           3,710        4,201        3,558        3,525
Net Income Per Common Share                                                       $    .24     $    .26     $    .23     $    .22
---------------------------------------------------------------------------------------------------------------------------------

13. ACQUISITIONS
On August 26, 1994, the Company completed the purchase of the Sickinger Company, headquartered in Auburn Hills, Michigan. Sickinger manufactures paper punching machines as well as wire and plastic coil binding supplies. The total consideration paid for the Sickinger Company was $4.9 million.
  The acquisition has been accounted for as a purchase transaction with the results of operations included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is estimated to be $1.2 million.
  On July 29, 1993, the Company finalized the purchase of the business and certain assets of Bates Manufacturing Company. Bates Manufacturing Company, located in Hackettstown, New Jersey, manufactures and distributes staplers, numbering systems, card files and other office products through a large network of dealers and wholesalers. The total consideration paid for the Bates Manufacturing Company was $5.0 million.
  The acquisition has been accounted for as a purchase transaction with the results of operations included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $1.3 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  General Binding Corporation and Subsidiaries

14. RESTRUCTURING CHARGE

A restructuring charge of $4.0 million ($2.5 million after-tax) was recorded in 1994. The charge reflected costs associated with discontinuing manufacturing in certain locations along with an overall downsizing of the Company's infrastructure. The restructuring charge consisted primarily of the following:
a) write-down of properties to their estimated net realizable values; b) costs associated with freezing a defined benefit pension plan; and c) termination benefits paid and payable to certain former employees. The liability established for the termination benefits, which is not material to the Company's financial statements, reflects the costs associated with providing benefits to former employees that were terminated and notified of their benefit arrangement prior to December 31, 1994. All benefits will be paid to the group of former employees by December 31, 1995. The Company does not believe that the activities that will not be continued are significant to the Company's revenue or operating results.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF GENERAL BINDING CORPORATION:
  We have audited the accompanying consolidated balance sheets of General Binding Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
  As explained in Note 5 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits and, as explained in Note 10, in 1993 the Company gave retroactive effect to the change in accounting for income taxes.

                                       Arthur Andersen LLP
Chicago, Illinois
February 21, 1995

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  General Binding Corporation and Subsidiaries

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):
--------------------------------------------------------------------------------

                                                                                        1994             1993              1992
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                           $ 4,821          $ 4,504          $  4,377
Additions charged to expense                                                             1,804            1,478             1,469
Deductions -- write offs                                                                (1,643)          (1,068)           (1,255)
Other*                                                                                    (142)             (93)              (87)
                                                                                        ------           ------            ------
Balance at end of year                                                                 $ 4,840          $ 4,821          $  4,504
                                                                                        ------           ------            ------
---------------------------------------------------------------------------------------------------------------------------------

*Amounts primarily relate to the effects of foreign currency exchange rate changes, the acquisition of Sickinger in 1994 and final purchase accounting adjustments for VeloBind in 1992.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

  We have audited in accordance with generally accepted auditing standards, the financial statements included in General Binding Corporation's Form 10-K, and have issued our report thereon dated February 21, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       Arthur Andersen LLP
Chicago, Illinois
February 21, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item is contained in the Registrant's 1995 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Registrant's 1995 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Registrant's 1995 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Registrant's 1995 Definitive Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)     1. Financial Statements. See Index to Financial Statements and
               Supplementary Data.

            2. Financial Statement Schedule. See Index to Financial Statements
               and Supplementary Data.

            3. Exhibits

                     3. Certificate of Incorporation, as amended May 11, 1988.
                        Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1993.

                     4. Consent agreement to provide the Commission upon
                        written request a copy of the
                        Registrant's long-term debt agreements.

                    21. Subsidiaries of the Registrant

                    27. Financial Data Schedule

    (b)     Reports on Form 8-K
               No reports on Form 8-K were filed by the registrant during the last quarter of the fiscal year ended December 31, 1994.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL BINDING CORPORATION

                                         By:        /s/ GOVI C. REDDY
                                         ---------------------------------------
                                                        Govi C. Reddy
                                                     President and Chief
                                                      Executive Officer


                                         By:      /s/ EDWARD J. MCNULTY
                                         ---------------------------------------
                                                      Edward J. McNulty
                                                  Vice President and Chief
                                                      Financial Officer

Dated: March 29, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ WILLIAM N. LANE III            Chairman of the Board and Director             March 29, 1995
------------------------------------------
             William N. Lane III


            /s/ GOVI C. REDDY               President, Chief Executive Officer and         March 29, 1995
------------------------------------------  Director
                Govi C. Reddy

        /s/ ARTHUR C. NIELSEN, JR.          Director                                       March 29, 1995
------------------------------------------
            Arthur C. Nielsen, Jr.

          /s/ THOMAS V. KALEBIC             Director                                       March 29, 1995
------------------------------------------
              Thomas V. Kalebic

          /s/ WARREN R. ROTHWELL            Director                                       March 29, 1995
------------------------------------------
              Warren R. Rothwell