Form 10-Q
period 1995-03-31
GENERAL BINDING CORP
filed 1995-05-09
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   FORM 10-Q


         (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

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

                        Yes   ___X___      No  ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                                                       Outstanding at April 30, 1995
- -----------------------------------------                                --------------------------------------
Common Stock              $.125 par value                                               13,335,672 shares
Class B - Common Stock    $.125 par value                                                2,398,275 shares


                          GENERAL BINDING CORPORATION

                                     INDEX





PART I.  Financial Information:                                                           Page No.
                                                                                        ------------
                          Consolidated Condensed Balance Sheets -
                          March 31, 1995 and December 31, 1994                                1


                          Consolidated Condensed Statements of Income -
                          Three Months Ended March 31, 1995 and 1994                          2


                          Consolidated Condensed Statements of Cash Flows -
                          Three Months Ended March 31, 1995 and 1994                          3


                          Notes to Consolidated Condensed
                          Financial Statements                                                4


                          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                          6


PART II.         Other Information                                                            8


Signature                                                                                     9

                         PART I.  FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 Omitted)

                                                                     March 31, 1995          December 31,
ASSETS                                                                (unaudited)                1994
- ------                                                               ---------------         -------------
Current assets:
    Cash and cash equivalents                                         $   2,858               $   5,569
    Receivables, net                                                     76,223                  74,413
    Inventories -
        Raw materials                                                    19,712                  20,828
        Work in process                                                   6,394                   6,092
        Finished goods                                                   50,640                  49,090
                                                                       --------                --------
              Total inventories                                          76,746                  76,010
    Deferred tax assets                                                   8,814                   8,807
    Other                                                                 5,518                   6,355
                                                                       --------                --------
              Total current assets                                      170,159                 171,154
                                                                       --------                --------

Property, plant and equipment                                           131,603                 130,625
    Less - accumulated depreciation and amortization                    (66,795)                (65,095)
                                                                       --------                --------
              Net property, plant and equipment                          64,808                  65,530
                                                                       --------                --------
Other long-term assets:
  Cost in excess of fair value of assets
    of acquired companies, net of amortization                           30,882                  31,099
  Other                                                                  16,663                  16,495
                                                                       --------                --------
    Total other long-term assets                                         47,545                  47,594
                                                                       --------                --------
Total assets                                                           $282,512                $284,278
                                                                       ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Notes payable                                                     $  19,012             $    23,814
    Current maturities of long-term obligations                             632                     674
    Accounts payable                                                     21,824                  20,647
    Accrued liabilities                                                  37,604                  39,469
    Taxes on income                                                         574                     --
                                                                       --------                --------
             Total current liabilities                                   79,646                  84,604
                                                                       --------                --------

Long-term debt                                                           42,175                  42,020

Other long-term liabilities                                              10,359                   9,340
Deferred tax liabilities                                                  6,609                   7,225

Stockholders' equity:
    Common stock                                                          1,962                   1,962
    Class B common stock                                                    300                     300
    Additional paid-in capital                                            6,829                   6,562
    Cumulative translation adjustments                                   (2,081)                 (1,204)
    Retained earnings                                                   156,910                 153,330
                                                                       --------                --------
                                                                        163,920                 160,950
        Less - Treasury stock                                           (20,197)                (19,861)
                                                                       --------                --------
              Total stockholders' equity                                143,723                 141,089
                                                                       --------                --------
Total liabilities and stockholders' equity                             $282,512                $284,278
                                                                       ========                ========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 Omitted Except Per Share Data)




                                                                      THREE MONTHS ENDED
                                                                            MARCH 31
                                                                       1995            1994
                                                                     --------------------------

Sales                                                                  $109,252      $96,227

Costs and expenses:

   Cost of sales, including research, development
   and engineering                                                       61,624       53,121

   Selling, service and administrative                                   36,862       34,505

   Interest expense                                                       1,074          762

   Other expense, net                                                       967          554
                                                                        --------------------
    Total costs and expenses                                            100,527       88,942

Income before taxes                                                       8,725        7,285

Income taxes                                                              3,490        2,932


Net income                                                              $ 5,235       $ 4,353
                                                                        =======      ========

Net income per common share                                             $   .33       $   .28
                                                                        =======       =======

Dividends per common share                                             $   .105       $   .10
                                                                       ========       =======

Average common shares outstanding                                        15,751        15,764
                                                                        =======      ========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 Omitted)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                        -------------------------------

                                                                          1995                   1994
                                                                        --------               --------
Cash flows from operating activities:
    Net income                                                          $5,235                  $4,353
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                    3,202                   2,923
        (Decrease) increase in non-current deferred
          tax liabilities                                                 (476)                    224
        Provision for doubtful accounts                                    467                     381
        (Increase) in other long-term assets                              (610)                   (676)
        Other                                                            1,164                     763
        Changes in current assets and liabilities:
              (Increase) in receivables                                 (2,432)                 (5,434)
              (Increase) in inventories                                 (1,137)                 (6,627)
              (Increase) in deferred tax assets                            (54)                   (141)
              Decrease (increase) in other current assets                  724                    (847)
              (Decrease) increase in accounts payable and
                 accrued expenses                                       (1,104)                    291
              Increase in taxes on income                                  517                   1,696
                                                                        -------              ---------
                    Net cash provided by (used in)
                      operating activities                               5,496                  (3,094)
                                                                        ------------------------------

Cash flows from investing activities:
        Capital expenditures                                            (1,408)                 (2,633)
        Proceeds from sale of plant and equipment                          110                   2,185
                                                                        ------                 -------
                   Net cash (used in) investing activities              (1,298)                   (448)
                                                                    ----------                   -----
Cash flows from financing activities:
        (Reduction) increase in notes payable                           (5,068)                  4,829
        (Reduction) in current portion of
           long-term obligations                                           (65)                     (2)
        (Reduction) in long-term obligations                               (57)                    (66)
        Dividends paid                                                  (1,655)                 (1,576)
        Purchases of treasury stock                                       (394)                    (83)
        Proceeds from the exercise of stock options                        277                      69
                                                                      --------                --------
                  Net cash (used in) provided by
                   financing activities                                 (6,962)                  3,171
                                                                       --------               --------
                      Effect of exchange rates on cash                      53                      37
                                                                       -------                --------
                      Net (decrease) in cash
                        and cash equivalents                            (2,711)                   (334)

Cash and cash equivalents at beginning of the year                       5,569                   4,462
                                                                      --------                 -------
Cash and cash equivalents at March 31                                   $2,858                 $ 4,128
                                                                        ======                 =======

Supplemental Disclosure of Cash Flow Information
        Cash Paid During the Period for:
              Interest                                               $   1,155                $    786
              Income taxes, net of refunds                                 690                   1,212

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)      Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of March 31, 1995 and December 31, 1994, and the results of their operations for the three months ended March 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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


                                                                     Foreign Currency
                                                                        Transaction
                                                                       Gain/(Loss) (a)
                                                                       ---------------
Three months ended March 31, 1995                                       $ (291,000)
                                                                        ===========
Three months ended March 31, 1994
                                                                        $  (92,000)
                                                                        ===========

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

                                     - 5 -

(3)      Long-Term Debt
         Long-term debt consists of the following:
                                                                                           (000 OMITTED)
                                                                                    MARCH 31,         DECEMBER 31,
                                                                                    1995                  1994
                                                                              ---------------      ---------------

         Revolving Credit Agreement (portion classified as
             long-term on the basis of the Company's
             intention to refinance these borrowings:
             weighted average interest rate 6.9% at
             March 31, 1995 and 5.7% at December 31, 1994)                         $ 36,000             $ 36,000

         Note Payable, due monthly from November, 1994
             to October, 2004 (interest rate 8.85% at
             March 31, 1995 and December 31, 1994)                                    3,389                3,237

         Industrial Revenue Bond, due annually from
             July, 1994 to July, 2008 (floating
             interest rate 4.15% at March 31, 1995
             and 5.3% at December 31, 1994)                                           2,350                2,350

         Industrial Revenue Bond due annually from
             June, 2002 to June, 2007 (floating
             interest rate 4.35% at March 31, 1995
             and 5.65% at December 31, 1994)
                                                                                        936                  909
                                                                                   ---------            ---------
                                                                                     42,675               42,496

             Less current maturities                                                   (500)                (476)
                                                                                   ---------            ---------

             Total Long-Term Debt
                                                                                   $ 42,175             $ 42,020
                                                                                   =========            ========

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's 1995 first quarter sales reached a record high of $109,252,000 increasing 14% over the prior year quarter. Excluding the results of the August 1994 acquisition of Sickinger Company, sales increased 12%. The most significant factors contributing to the growth were increases in sales in the
Company's: a) international operations; b) domestic office products division; c) worldwide film products operations; and d) domestic direct /telemarketing operations.

On a worldwide basis, sales of the Company's equipment product lines increased 20% in the first quarter of 1995 over the same period last year, while sales of supplies and service (which for discussion purposes includes the Company's ringmetals business) increased 11%. Without the impact of Sickinger, equipment sales for the first quarter increased 17%, while sales of supplies and service increased 10%.

Worldwide gross profit margins decreased 1 percentage point from the 1994 first quarter period to the 1995 first quarter period. The primary reasons for the erosion in gross margins were higher manufacturing costs and strong competitive pressures on the Company's worldwide direct sales organization and domestic office products group which were partially offset by increases in margins in the Company's worldwide film and ringmetals operations. The Sickinger acquisition had a relatively insignificant impact on the first quarter margins.

Consolidated selling, service and administrative expenses for the first quarter increased 7%. Without the impact of Sickinger, expenses increased 5%, primarily as a result of increased sales and the expansion of the Company's European film products operations. Consolidated selling, service and administrative expenses as a percentage of sales decreased in the first quarter to 33.7% in 1995 from 35.9% in 1994.

Interest expense for the first quarter of 1995 increased 41% over the same period in 1994. The primary reasons for the increase were higher interest rates on the Company's revolving credit agreement and higher average debt levels. The higher debt levels resulted primarily from: a) higher inventory and receivable levels; and b) the financing of the Sickinger acquisition and the expansion of the European film products operations. This increase was partially offset by the expiration of one of the Company's interest rates swaps in the fourth quarter of 1994.

Other expense for the first quarter of 1995 was $967,000 compared to $554,000 for the same period in 1994. The increase in the first quarter expense was substantially due to additional currency losses of $199,000 resulting from the weakened Mexican peso, losses on a joint venture of $97,000, and higher stock option expense of $90,000.

The Company's effective tax rate for the first quarter of 1995 was 40.0% compared to 40.3% for the same period in 1994. Various insignificant items contributed to the decline.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital totaled $90.5 million at March 31, 1995, an increase of $4.0 million from December 31, 1994. The Company's current ratio at March 31, 1995 was 2.1 to 1.0 compared to 2.0 to 1.0 at December 31, 1994.

Cash dividends paid during the first quarter were $.105 per share compared to $.10 per share in the first quarter of 1994. Total plant and equipment expenditures for the first quarter of 1995 were $1,408,000 compared to $2,633,000 for the same period in 1994.

As of March 31, 1995, the Company had access to $66.5 million in short-term credit lines and had $19.0 million in outstanding borrowings against these lines. The Company also had access to a $62.5 million credit agreement to fund both working capital and acquisition requirements. As of March 31, 1995, the Company had $36 million in borrowings against this agreement classified as long-term debt on the balance sheet.

The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated needs.

                                     - 8 -
                          PART II.  OTHER INFORMATION


Item 5:          Exhibits

                 (a)      Exhibits:  None

                 (b)      Reports on Form 8-K:

                          No reports on Form 8-K were filed by the Registrant during the first quarter ended March 31, 1995.

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