Form 10-Q
period 1995-06-30
GENERAL BINDING CORP
filed 1995-08-11
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

         (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                                      or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________to _________________

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

                          Yes    X       No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                Class                            Outstanding at July 31, 1995
- -----------------------------------------        ----------------------------
Common Stock              $.125 par value          13,338,485  shares
Class B - Common Stock    $.125 par value           2,398,275  shares

                          GENERAL BINDING CORPORATION

                                     INDEX




PART I.     Financial Information                                     Page No.
                                                                      ----------
                  Consolidated Condensed Balance Sheets -                  1
                  June 30, 1995 and December 31, 1994

                  Consolidated Condensed Statements of Income -            2
                  Three and Six Months Ended June 30, 1995 and 1994

                  Consolidated Condensed Statements of Cash Flows -        3
                  Six Months Ended June 30, 1995 and 1994

                  Notes to Consolidated Condensed                          4
                  Financial Statements

                  Management's Discussion and Analysis of                  6
                  Financial Condition and Results of
                  Operations


PART II.    Other Information                                              8


Signature                                                                  9
- ---------

                         PART I. FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 OMITTED)

                                                                        June 30, 1995     December 31,
ASSETS                                                                  (unaudited)          1994
- ------                                                                ----------------  ------------
Current assets:
    Cash and cash equivalents                                            $  5,348           $  5,569
    Receivables, net                                                       80,371             74,413
    Inventories -
        Raw materials                                                      20,576             20,828
        Work in process                                                     6,352              6,092
        Finished goods                                                     51,745             49,090
                                                                         --------           --------
             Total inventories                                             78,673             76,010
    Deferred tax assets                                                     8,706              8,807
    Other                                                                   4,623              6,355
                                                                         --------           --------
             Total current assets                                         177,721            171,154
                                                                         --------           --------

Property, plant and equipment                                             130,251            130,625
    Less - accumulated depreciation and amortization                      (68,130)           (65,095)
                                                                         --------           --------
             Net property, plant and equipment                             62,121             65,530
                                                                         --------           --------
Other long-term assets:
    Cost in excess of fair value of assets
      of acquired companies, net of amortization                           30,663             31,099
    Other                                                                  20,277             16,495
                                                                         --------           --------
        Total other long-term assets                                       50,940             47,594
                                                                         --------           --------
Total assets                                                             $290,782           $284,278
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Notes payable                                                        $ 16,000           $ 23,814
    Current maturities of long-term obligations                               579                674
    Accounts payable                                                       24,178             20,647
    Accrued liabilities                                                    41,649             39,469
    Taxes on income                                                           153             -
                                                                         --------           --------
             Total current liabilities                                     82,559             84,604
                                                                         --------           --------

Long-term debt                                                             42,126             42,020

Other long-term liabilities                                                10,506              9,340
Deferred tax liabilities                                                    7,090              7,225

Stockholders' equity:
    Common stock                                                            1,962              1,962
    Class B common stock                                                      300                300
    Additional paid-in capital                                              6,988              6,562
    Cumulative translation adjustments                                     (1,362)            (1,204)
    Retained earnings                                                     161,223            153,330
                                                                         --------           --------
                                                                          169,111            160,950
    Less - Treasury stock                                                 (20,610)           (19,861)
                                                                         --------           --------
             Total stockholders' equity                                   148,501            141,089
                                                                         --------           --------
Total liabilities and stockholders' equity                               $290,782           $284,278
                                                                         ========           ========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 OMITTED Except Per Share Data)



                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                          1995         1994           1995          1994
                                                        -------       ------        -------        -------
Sales                                                   $117,610    $105,162        $226,862      $201,389

Costs and expenses:

    Cost of sales, including research,
    development and engineering                           66,346      59,210         127,970       112,331

    Selling, service and administrative                   40,442      36,697          77,304        71,202

    Interest expense                                       1,114         838           2,188         1,600

    Other (income)/expense, net                             (234)        208             733           762
                                                        --------    --------        --------      --------

        Total costs and expenses                         107,668      96,953         208,195       185,895

Income before taxes                                        9,942       8,209          18,667        15,494

Income taxes                                               3,977       3,259           7,467         6,191


Net income                                              $  5,965    $  4,950        $ 11,200     $   9,303
                                                        ========    ========        ========     =========

Net income per common share                             $    .38    $    .31        $    .71      $    .59
                                                        ========    ========        ========      ========

Dividends per common share                              $   .105    $    .10        $    .21      $    .20
                                                        ========    ========        ========      ========

Average common shares outstanding                         15,738      15,765          15,744        15,765
                                                        ========    ========        ========      ========




The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 OMITTED)


                                                                              SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                           1995                 1994
                                                                        -----------         ------------
Cash flows from operating activities:
    Net income                                                            $11,200             $9,303
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                       6,532              5,893
        (Decrease) increase in non-current deferred
          tax liabilities                                                     (27)               182
        Provision for doubtful accounts                                       942                937
        (Increase) in other long-term assets                               (4,878)            (1,632)
        Other                                                                 847              1,118
        Changes in current assets and liabilities:
             (Increase) in receivables                                     (5,817)           (10,856)
             (Increase) in inventories                                     (2,451)           (12,263)
             Decrease (increase) in deferred tax assets                       108               (277)
             Decrease (increase) in other current assets                    1,711             (1,173)
             Increase (decrease) in accounts payable and
                accrued expenses                                            4,004               (665)
             Increase (decrease) in taxes on income                            40               (123)
                                                                          -------             ------
                  Net cash provided by (used in)
                  operating activities                                     12,211             (9,556)
                                                                          -------             ------

Cash flows from investing activities:
        Capital expenditures                                               (3,125)            (6,998)
        Proceeds from sale of plant and equipment                           2,274              2,255
        Government training subsidy from new plant investment                 665                -
                                                                          -------             ------
                  Net cash (used in) investing activities                    (186)            (4,743)
                                                                          -------             ------

Cash flows from financing activities:
        (Reduction) increase in notes payable                              (8,370)            14,553
        (Reduction) in current portion of
           long-term obligations                                             (130)                (2)
        (Reduction) in long-term obligations                                 (224)              (131)
        Dividends paid                                                     (3,307)            (3,153)
        Purchases of treasury stock                                          (839)              (143)
        Proceeds from the exercise of stock options                           450                 78
                                                                          -------             ------
                  Net cash (used in) provided by
                  financing activities                                    (12,420)            11,202
                                                                          -------             ------
                      Effect of exchange rates on cash                        174                 92
                                                                          -------             ------
                      Net (decrease) in cash
                      and cash equivalents                                   (221)            (3,005)

Cash and cash equivalents at beginning of the year                          5,569              4,462
                                                                          -------             ------
Cash and cash equivalents at June 30                                      $ 5,348             $1,457
                                                                          =======             ======

Supplemental Disclosure of Cash Flow Information
        Cash Paid During the Period for:
             Interest                                                     $ 2,276          $   1,607
             Income taxes, net of refunds                                   4,962              6,931

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)     Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of June 30, 1995 and December 31, 1994, and the results of their operations for the three and six months ended June 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                                                                Foreign Currency
                                                                 Transaction
                                                                Gain/(Loss) (a)
                                                              -------------------
    Three months ended June 30, 1995                               $  (7,000)
                                                                   =========
    Three months ended June 30, 1994                               $ (57,000)
                                                                   =========

    Six months ended June 30, 1995                                 $(298,000)
                                                                   =========
    Six months ended June 30, 1994                                 $(149,000)
                                                                   =========

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3)     Long-Term Debt
        Long-term debt consists of the following:

                                                                                       (000 OMITTED)
                                                                                JUNE 30,        DECEMBER 31,
                                                                                 1995              1994
                                                                                -------         ------------
        Revolving Credit Agreement (portion classified as
             long-term on the basis of the Company's
             intention to refinance these borrowings:
             weighted average interest rate 7.0% at
             June 30, 1995 and 5.7% at December 31, 1994)                       $36,000           $36,000

        Note Payable, due monthly from November, 1994
             to October, 2004 (interest rate 8.85% at
             June 30, 1995 and December 31, 1994)                                 3,420             3,237

        Industrial Revenue Bond, due annually from
             July, 1994 to July, 2008 (floating
             interest rate 4.25% at June 30, 1995
             and 5.3% at December 31, 1994)                                       2,200             2,350

        Industrial Revenue Bond, due annually from
             June, 2002 to June, 2007 (floating
             interest rate 4.05% at June 30, 1995
             and 5.65% at December 31, 1994)                                      1,019               909
                                                                                -------           -------
                                                                                 42,639            42,496

             Less current maturities                                               (513)             (476)
                                                                                -------           -------

             Total Long-Term Debt                                               $42,126           $42,020
                                                                                =======           =======

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's sales and earnings for the quarter and six month periods ended June 30, 1995 set new records. Sales increased 12% and 13% for the quarter and six month periods compared to last year. Excluding the results of the August 1994 acquisition of Sickinger Company, sales increased 10% for the quarter and 11% for the six month period. Sales growth was realized in all major channels of the Company's business except for the ringmetals operations. The most significant contributors to the increases were the Company's: a) worldwide film products division; b) international operations; and c) domestic direct branch/ telemarketing operations.

On a worldwide basis, sales of the Company's equipment product lines increased 13% and 16%, respectively, for the second quarter and the first six months of 1995 over the same periods last year. Sales of supplies and service (which for discussion purposes includes the Company's ringmetals business) increased 11% for both periods. Without the impact of Sickinger, equipment sales for the second quarter and first six months increased 10% and 13%, respectively, while sales of supplies and service increased 10% for both periods.

Worldwide gross profit margins remained flat for the 1995 second quarter and decreased 1 percentage point for six month period when compared to the prior year periods. The primary reasons for the erosion in gross margins were higher manufacturing costs and competitive pressures on the Company's worldwide core operations. The decrease in margins was partially offset by improved margins in the Company's worldwide film products division. The Sickinger acquisition had a relatively insignificant impact on the margins for both periods.

Consolidated selling, service and administrative expenses for the second quarter and first six months ended June 30, 1995 increased 10% and 9%, respectively, when compared to the same periods in 1994. Without the impact of Sickinger, expenses increased 8% and 7%, respectively. The increase was primarily due to: a) increased sales and profits; b) the expansion of the Company's European film products operations; and c) the expansion of the Company's European distribution network. Consolidated selling, service and administrative expenses as a percentage of sales decreased in the second quarter of 1995 to 34.4.% compared to 34.9% in 1994 and for the six month period of 1995 decreased to 34.1% compared to 35.4% in 1994.

Interest expense for the second quarter and six months ended June 30, 1995 increased 33% and 37%, respectively, when compared to the same periods in 1994. The primary reasons for the increase were higher interest rates and higher average debt levels. The higher debt levels resulted primarily from: a) higher inventory and receivable levels; b) the financing of the Sickinger acquisition; and c) the expansion of the European film products operations. This increase was partially offset by the expiration of one of the Company's interest rates swaps in the fourth quarter of 1994.

Other income and expense for the second quarter of 1995 was $234,000 of income compared to $208,000 of expense for the same period in 1994. The income in the second quarter was due to a $350,000 gain on the sale of a plant in Germany and higher income from a joint venture of $95,000. Other income and expense for the six months ended June 30, 1995 was $733,000 of expense compared to $762,000 of expense for the same period in 1994. This decrease was attributable to the $350,000 gain on the sale of the Germany plant partially offset by: a)
$149,000 of higher currency losses; b) $90,000 of increased stock option compensation expense; and c) higher royalty expense of $54,000.

The Company's effective tax rate for the second quarter of 1995 was 40.0% compared to 39.7% for the same period in 1994. For both the six months ended June 30, 1995 and 1994, the effective tax rate was 40.0%. Various insignificant items contributed to the increase for the quarter.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital totaled $95.2 million at June 30, 1995, an
increase of $8.6 million from December 31, 1994.   The Company's current ratio
at June 30, 1995 was 2.2 to 1.0 compared to 2.0 to 1.0 at December 31, 1994.

Cash dividends paid during the second quarter and first six months of 1995 were $.105 and $.21 per share while dividends for the comparable periods in 1994 were $.10 and $.20, respectively. Total plant and equipment expenditures for the second quarter and first six months of 1995 were $1,717,000 and $3,125,000, respectively, compared to $4,365,000 and $6,998,000, respectively, for the same periods in 1994. In addition, the Company is currently in the process of implementing a new company-wide business enterprise information system and spent $3,615,000 and $3,945,000 during the 1995 quarter and year-to-date periods on this project. These expenditures were classified as long-term assets on the Company's balance sheet.

As of June 30, 1995, the Company had access to $68.1 million in short-term credit lines and had $16.0 million in outstanding borrowings against these lines. The Company also had access to a $62.5 million credit agreement to fund both working capital and acquisition requirements. As of June 30, 1995, the Company had $36 million in borrowings against this agreement classified as long-term debt on the balance sheet.

On July 25, 1995 the Company replaced its $62.5 million credit agreement with an $140 million credit agreement. The Company believes that funds generated from operations combined with the $140 million credit facility are more than sufficient to meet currently anticipated needs.

                          PART II.  OTHER INFORMATION




Item 5:           Exhibits

                  (a)     Exhibits:  None

                  (b)     Reports on Form 8-K:

                          No reports on Form 8-K were filed by the Registrant during the second quarter ended June 30, 1995.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENERAL BINDING CORPORATION
                                        AND SUBSIDIARIES




                                        By  EDWARD J. MCNULTY
                                            -----------------------
                                            Edward J. McNulty
                                            Vice President and
                                            Chief Financial Officer