Form 10-Q
period 1995-09-30
GENERAL BINDING CORP
filed 1995-11-14
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

         (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1995

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   -----------------

                       Commission File Number  0-2604

                          GENERAL BINDING CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             36-0887470
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


One GBC Plaza, Northbrook, Illinois                                  60062
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:       (708) 272-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                                             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                          Outstanding at October 31, 1995
-----------------------------------------       -------------------------------

Common Stock              $.125 par value             13,336,865  shares
Class B - Common Stock    $.125 par value              2,398,275  shares

                          GENERAL BINDING CORPORATION

                                     INDEX
PART I.  Financial Information                                         Page No.
                                                                       --------
              Consolidated Condensed Balance Sheets -                    1
              September 30, 1995 and December 31, 1994

              Consolidated Condensed Statements of Income -              2
              Three and Nine Months Ended
              September 30, 1995 and 1994

              Consolidated Condensed Statements of Cash Flows -          3
              Nine Months Ended September 30, 1995 and 1994

              Notes to Consolidated Condensed                            4
              Financial Statements

              Management's Discussion and Analysis of                    6
              Financial Condition and Results of
              Operations


PART II.         Other Information                                       8


Signature                                                                9
---------

                         PART I. FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 OMITTED)

                                                                     September 30,         December 31,
                                                                         1995                  1994
ASSETS                                                                (unaudited)
------                                                               --------------        ------------
Current assets:
    Cash and cash equivalents                                            $  5,192           $  5,569
    Receivables, net                                                       80,222             74,413
    Inventories -
        Raw materials                                                      19,936             20,828
        Work in process                                                     6,350              6,092
        Finished goods                                                     55,781             49,090
                                                                         --------           --------
             Total inventories                                             82,067             76,010
    Deferred tax assets                                                     8,644              8,807
    Other                                                                   4,365              6,355
                                                                         --------           --------
             Total current assets                                         180,490            171,154
                                                                         --------           --------

Property, plant and equipment                                             127,457            130,625
    Less - accumulated depreciation and amortization                      (66,285)           (65,095)
                                                                         --------           --------
             Net property, plant and equipment                             61,172             65,530
                                                                         --------           --------
Other long-term assets:
    Cost in excess of fair value of assets
      of acquired companies, net of amortization                           31,442             31,099
    Other                                                                  22,113             16,495
                                                                         --------           --------
        Total other long-term assets                                       53,555             47,594
                                                                         --------           --------
Total assets                                                             $295,217           $284,278
                                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable                                                       $  16,802          $  23,814
    Current maturities of long-term obligations                               566                674
    Accounts payable                                                       22,567             20,647
    Accrued liabilities                                                    43,362             39,469
                                                                         --------           --------
        Total current liabilities                                          83,297             84,604

Long-term debt                                                             43,937             42,020

Other long-term liabilities                                                 9,894              9,340
Deferred tax liabilities                                                    6,996              7,225

Stockholders' equity:
    Common stock                                                            1,962              1,962
    Class B common stock                                                      300                300
    Additional paid-in capital                                              7,085              6,562
    Cumulative translation adjustments                                     (1,942)            (1,204)
    Retained earnings                                                     164,504            153,330
                                                                         --------           --------
                                                                          171,909            160,950
    Less - Treasury stock                                                 (20,816)           (19,861)
                                                                         --------           --------
              Total stockholders' equity                                  151,093            141,089
                                                                         --------           --------
Total liabilities and stockholders' equity                               $295,217           $284,278
                                                                         ========           ========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 Omitted Except Per Share Data)


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30                   SEPTEMBER 30
                                                            1995          1994             1995            1994
                                                        ----------     ----------        -------         -------
Sales                                                      $112,993       $108,576         $339,855        $309,965

Costs and expenses:

    Cost of sales, including research,
    development and engineering                              64,709         61,692          192,679         174,023

    Selling, service and administrative                      38,416         38,439          115,720         109,641

    Interest expense                                          1,052            991            3,240           2,591

    Other expense, net                                          595            370            1,328           1,132
                                                            -------        -------          -------         -------

        Total costs and expenses                            104,772        101,492          312,967         287,387

Income before taxes                                           8,221          7,084           26,888          22,578

Income taxes                                                  3,288          2,831           10,755           9,022


Net income                                                   $4,933         $4,253          $16,133         $13,556
                                                           ========       ========        =========       =========

Net income per common share                                $    .31       $    .27        $    1.02       $     .86
                                                           ========       ========        =========       =========

Dividends per common share                                  $  .105       $    .10        $    .315       $     .30
                                                            =======       ========        =========       =========

Average common shares outstanding                            15,737         15,761           15,742          15,763
                                                             ======         ======          =======         =======

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 OMITTED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                            1995              1994
                                                                        -----------       ------------
Cash flows from operating activities:
    Net income                                                           $16,133            $13,556
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                      9,783              8,907
        (Decrease) increase in non-current deferred
          tax liabilities                                                    (46)                95
        Provision for doubtful accounts                                    1,303              1,346
        (Increase) in other long-term assets                              (3,385)            (2,662)
        Other                                                                256              1,463
        Changes in current assets and liabilities:
             (Increase) in receivables                                    (7,236)           (12,128)
             (Increase) in inventories                                    (6,243)           (13,874)
             Decrease (increase) in deferred tax assets                      137               (227)
             Decrease (increase) in other current assets                   1,934             (2,636)
             Increase (decrease) in accounts payable and
                accrued expenses                                           5,161             (1,351)
             Increase (decrease) in taxes on income                            0               (232)
                                                                        --------            -------
                  Net cash provided by (used in)
                  operating activities                                    17,797             (7,743)
                                                                        --------            -------
Cash flows from investing activities:
        Purchase of Sickinger Corporation, net of cash
        acquired                                                              -              (3,481)
        Capital Expenditures                                             (10,095)           (10,722)
        Proceeds from sale of plant and equipment                          2,347              2,640
        Government training subsidy from new plant investment                665                  -
                                                                        --------             -------
                  Net cash (used in) investing activities                 (7,083)           (11,563)
                                                                        --------            -------

Cash flows from financing activities:
        (Reduction) increase in notes payable                             (7,221)            23,831
        (Reduction) in current portion of
           long-term obligations                                            (130)               (34)
        Increase (Reduction) in long-term obligations                      1,726               (882)
        Dividends paid                                                    (4,959)            (4,729)
        Purchases of treasury stock                                       (1,063)              (249)
        Proceeds from the exercise of stock options                          567                 95
                                                                        --------            -------
                  Net cash (used in) provided by
                  financing activities                                   (11,080)            18,032
                                                                        --------            -------
                      Effect of exchange rates on cash                       (11)               166
                                                                        --------            -------
                      Net (decrease) in cash
                      and cash equivalents                                  (377)            (1,108)

Cash and cash equivalents at beginning of the year                         5,569              4,462
                                                                        --------            -------
Cash and cash equivalents at September 30                                 $5,192             $3,354
                                                                         =======            =======

Supplemental Disclosure of Cash Flow Information
        Cash Paid During the Period for:
             Interest                                                    $ 3,198           $  2,559
             Income taxes, net of refunds                                  8,642             10,309

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)     Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of September 30, 1995 and December 31, 1994, and the results of their operations for the three and nine months ended September 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                                                                Foreign Currency
                                                                 Transaction
                                                                Gain/(Loss) (a)
                                                              -------------------
    Three months ended September 30, 1995                          $ (82,000)
                                                                   ==========
    Three months ended September 30, 1994                          $  63,000
                                                                   ==========

    Nine months ended September 30, 1995                           $(380,000)
                                                                   ==========
    Nine months ended September 30, 1994                           $ (86,000)
                                                                   ==========

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3)     Long-Term Debt
Long-term debt consists of the following:

                                                                                   (000 OMITTED)
                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1995                1994
                                                                          -------------        -------------

        Revolving Credit Agreement (portion classified as
             long-term on the basis of the Company's
             intention to refinance these borrowings:
             weighted average interest rate 6.25% at
             September 30, 1995 and 5.7% at December 31, 1994)                  $36,000           $36,000

        Note Payable, due monthly from November, 1994
             to October, 2004 (interest rate 8.85% at
             September 30, 1995 and December 31, 1994)                            3,187             3,237

        Term Loan, maturity date June, 2000
             (interest rate 7.05% at September 30, 1995)                          2,000               ---

        Industrial Revenue Bond, due annually to July, 2008
             (floating interest rate 4.1% at September 30, 1995
             and 5.3% at December 31, 1994)                                       2,200             2,350

        Industrial Revenue Bond, due annually from
             June, 2002 to June, 2007 (floating
             interest rate 4.3% at September 30, 1995
             and 5.65% at December 31, 1994)                                      1,050               909
                                                                                -------           -------
                                                                                 44,437            42,496

             Less current maturities                                              (500)             (476)
                                                                                -------           -------

             Total Long-Term Debt                                               $43,937           $42,020
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's sales and earnings for the nine month period ended September 30, 1995 set new records. Sales increased 4% and 10% for the quarter and nine month periods compared to last year. The most significant contributors to the increase in sales for the quarter and nine month period were increases in the company's: a) worldwide film products division; b) dealer/distributor operations of international subsidiaries; c) domestic direct branch/telemarketing operations; and d) the addition of Sickinger Company. These increases were significantly impacted by decreases in the ringmetals and Mexican operations.

On a worldwide basis, sales of the Company's equipment product lines decreased 2% and increased 10%, respectively, for the third quarter and the first nine months of 1995. Sales of supplies and service (which for discussion purposes includes the Company's ringmetals business) increased 6% and 10% for the quarter and nine month period respectively. Without the impact of Sickinger, equipment sales for the third quarter and first nine months decreased 5% and increased 7%, respectively, while sales of supplies and service increased 5% and 8% for both periods.

Despite continued worldwide competitive pressures, gross profit margins remained flat for the 1995 third quarter and nine month periods when compared to the prior year periods.

Consolidated selling, service and administrative expenses remained flat for the 1995 third quarter and increased 6% for the first nine months ended September
30, 1995.   The increase in expenses for the nine month period was primarily due to: a) higher sales volumes; b) the addition of Sickinger company; and c) an increase in spending for studies conducted in the area of logistics and management information systems for the company's European operations. Consolidated selling, service and administrative expenses as a percentage of sales decreased in the third quarter of 1995 to 34.0.% compared to 35.4% in 1994 and for the nine month period of 1995 decreased to 34.1% compared to 35.4% in 1994.

Interest expense for the third quarter and nine months ended September 30, 1995 increased 6% and 25%, respectively, when compared to the same periods in 1994. The primary reasons for the increase were higher interest rates and higher average debt levels. The higher debt levels resulted primarily from: a) higher inventory and receivable levels; b) the financing of the Sickinger acquisition; and c) the expansion of the European film products operations. This increase was partially offset by the expiration of one of the Company's interest rates swaps in the fourth quarter of 1994.

Other income and expense for the third quarter and nine month periods of 1995 was $595,000 and $1,328,000 compared to $370,000 and $1,132,000 in the prior year periods. The increase in expense for both periods was primarily due to currency losses. For the nine month period of 1995, the increased expenses were partially offset by a gain on the sale of the company's manufacturing facility in Germany.

The Company's effective tax rate for both the 1995 and 1994 third quarter periods was 40.0%. For both the nine months ended September 30, 1995 and 1994, the effective tax rate was 40.0%.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital totaled $97.2 million at September 30, 1995, an
increase of $10.6 million from December 31, 1994.   The Company's current ratio
at September 30, 1995 was 2.2 to 1.0 compared to 2.0 to 1.0 at December 31,
1994.

Cash dividends paid during the third quarter and first nine months of 1995 were $.105 and $.315 per share while dividends for the comparable periods in 1994 were $.10 and $.30, respectively. Total plant and equipment expenditures for the third quarter and first nine months of 1995 were $1,562,000 and $4,687,000, respectively, compared to $3,724,000 and $10,722,000, respectively, for the same periods in 1994. In addition , the Company is currently in the process of implementing a new company-wide business enterprise information system and spent $1,463,000 and $5,408,000 during the 1995 quarter and year-to-date periods on this project. Excluding $224,000 of hardware purchases, these expenditures were classified as long-term assets on the Company's balance sheet.

As of September 30, 1995, the Company had access to $60.0 million in short-term credit lines and had $16.8 million in outstanding borrowings against these lines. The Company also had access to a $140.0 million credit agreement to fund both working capital and acquisition requirements. As of September 30, 1995, the Company had $36 million in borrowings against this agreement classified as long-term debt on the balance sheet.

                          PART II.  OTHER INFORMATION


Item 5:     Exhibits

            (a)     Exhibits:  None

            (b)     Reports on Form 8-K:

                    No reports on Form 8-K were filed by the Registrant during the third quarter ended September 30, 1995.

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