Form 10-K
period 1995-12-31
GENERAL BINDING CORP
filed 1996-03-29
CIK 40461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark One)
     ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
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

Registrant's telephone number, including area code (847) 272-3700

Securities registered pursuant to Section 12(b) of the Act:

                    NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                     ---------------------
     Common Stock, $.125 par value                         NASDAQ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ----    ----
As of February 29, 1996, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $123,719,000. (Estimated solely for the purpose of completing this cover page.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                  Class                                     February 29, 1996
                  -----                                    ------------------
     Common Stock, $.125 par value                             13,339,895
     Class B Common Stock, $.125 par value                      2,398,275

     Documents Incorporated by Reference                    Where Incorporated
     -----------------------------------                    ------------------
Annual Report to Stockholders for the fiscal year
  ended December 31, 1995                                    Parts  II and IV
Definitive Proxy Statement for the Annual Meeting
  of Stockholders to be held May 14, 1996                    Parts III and IV

                                          GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                         FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 1995

                                               Contents and Cross Reference Sheet
                                Furnished Pursuant to General Instruction G(4) of Form 10-K
                                                                                                          Annual Report
Form 10-K     Form 10-K                                                                Form 10-K          to Stockholders
 Part No.      Item No.              Description                                        Page No.             Page No.<F1>
---------     ---------              -----------                                       ---------          ---------------
    I             1       Business                                                         1
                  2       Properties                                                       3
                  3       Legal Proceedings                                                3
                  4       Submission of Matters to a Vote of Security Holders              3
   II             5       Market for Registrant's Common Equity and Related
                          Stockholder Matters                                              4                     19
                  6       Selected Financial Data                                          4                     12
                  7       Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                      4                    13-16
                  8       Financial Statements and Supplementary Data                      4                    16-32
                  9       Disagreements on Accounting and Financial Disclosure             4
  III            10       Directors and Executive Officers of the Registrant               5                     <F2>
                 11       Executive Compensation                                           5                     <F2>
                 12       Security Ownership of Certain Beneficial Owners and
                            Management                                                     5                     <F2>
                 13       Certain Relationships and Related Transactions                   5                     <F2>
  IV             14       Exhibits, Financial Statement Schedules, and Reports on
                            Form 8-K                                                       6

Signatures                                                                                 7
----------

<F1>References are to pages in the Registrant's Annual  Report to Stockholders for the fiscal year ended December 31,
1995 which are incorporated herein by reference.  See Part IV, Exhibit 13.
<F2>Incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to
be held on May 14, 1996 to be filed within 120 days after the end of the Registrant's fiscal year.

                                  PART I

Item 1. Business

General Development and Description of Business and Segment Information

General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or "Company") are engaged predominantly in one line of business, namely the design, manufacture and distribution of a broad line of business machines and related supplies. This broad line includes system applications in the areas of binding, laminating, shredding, and security identification. These products are manufactured in nineteen plants in the United States and abroad. GBC products are sold through a network of direct sales and telemarketing personnel, dealers, distributors and wholesale stationers. The Company provides maintenance and repairs on the machines it sells through a trained field service organization and through trained dealers.

The following table illustrates the ratio of revenue contribution of business machines, supplies and service for the last three fiscal years:

                                           1995     1994     1993
                                           ----     ----     ----
    Business machines                       24%      25%      24%
    Related supplies and service<F3>        76%      75%      76%


<F3>Includes ring metal business

On December 21, 1995, the Company acquired Pro-Tech Engineering Co., Inc., headquartered in Madison, Wisconsin. Pro-Tech manufactures equipment and distributes supplies used in the digital printing market. The consideration paid for Pro-Tech was $7.3 million. Compensation will also be paid contingent upon the achievement of specified levels of earnings through December 31, 1998.

On August 26, 1994, the Company completed its acquisition of the Sickinger Company located in Auburn Hills, Michigan. Sickinger manufactures paper punching machines as well as wire and plastic coil binding supplies. The total consideration paid for the Sickinger Company was $4.9 million.

On July 29, 1993, the Company finalized the purchase of the business and certain assets of Bates Manufacturing Company, located in Hackettstown, New Jersey. Bates manufactures and distributes staplers, numbering systems, card files and other office products through a large network of dealers and wholesalers. The total consideration paid for the Bates Manufacturing Company was $5.0 million.

Additional information related to the Company's acquisitions is included in Note 13 to the Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders.

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

Materials

Materials and parts used in the manufacture of GBC's products are available from a number of sources. In general, the Company has not experienced any shortages in materials or parts. During 1994 a worldwide shortage of polyester developed and continued through 1995. Polyester is used in the manufacture of the Company's film products. Due to the volume of the Company's purchases of polyester and its strong relationships with suppliers; the Company believes that it will continue to be able to purchase adequate volumes of polyester to meet demand.

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

Research and Development

Research and development expenditures amounted to approximately $6,218,000 in 1995, $5,069,000 in 1994, and $4,949,000 in 1993. All research is Company funded.

Employees

As of December 31, 1995, GBC employed 3,197 people worldwide. Employee relations are considered to be excellent.

Geographical Information

Financial information by geographical area is incorporated herein by reference from pages 29-30 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, Note 11.

Item 2. Properties

In addition to the manufacturing locations listed below, the Company operates sales and service offices throughout the world, five regional warehouses in the United States, and a 60,000 sq. ft. world headquarters building in Northbrook, Illinois. Management believes that the Company's manufacturing facilities are suitable and adequate for its operations and are maintained in a good state of repair.

Major manufacturing is conducted at the following plant locations:

                                           Approximate Area
                                              in Thousand
                                           Sq. Ft. Including
               Location                       Office Space           Ownership
               --------                    -----------------         ---------

Northbrook, Illinois......................        190                GBC owned
Addison, Illinois.........................         91                GBC owned
Sparks, Nevada............................         82                Leased
Basingstoke, England......................         80                Leased
St. Louis, Missouri.......................         73                GBC owned
Lincolnshire, Illinois....................         64                Leased
Nuevo Laredo, Mexico......................         49                Leased
Phoenix, Arizona..........................         40                GBC owned
Amelia, Virginia..........................         39                GBC owned
Kerkrade, Holland.........................         37                GBC owned
Auburn Hills, Michigan....................         35                Leased
Madison, Wisconsin........................         26                Leased
San Jose, Costa Rica......................         23                Leased
Tornaco, Italy............................         22                GBC owned
Noda, Japan...............................         18                GBC owned
Don Mills, Ontario, Canada................         13                Leased
Castle Hill, Australia....................         12                GBC owned
Hoofddorp, Holland........................         11                GBC owned
Mexico City, Mexico.......................         10                GBC owned

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings, and neither the Company nor any of its officers or directors are aware of any material contemplated proceeding.

Item 4. Submission of Matters to a Vote of Security Holders During the Fourth Quarter of 1995

None.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Incorporated herein by reference from page 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, section entitled "Market for Registrant's Common Stock and Related Stockholder Matters" and Note 12 from page 31 of the notes to consolidated financial statements entitled "Quarterly Financial Data".

Item 6. Selected Financial Data

Incorporated herein by reference from page 12 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, section entitled "Ten Year Summary - Financial Highlights".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from pages 13 through 16 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8. Financial Statements and Supplementary Data

Incorporated herein by reference from pages 16 through 32 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995.

Item 9. Disagreements on Accounting and Financial Disclosure

None.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

Information required under this Item is contained in the Registrant's 1996 Definitive Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

Information required under this Item is contained in the Registrant's 1996 Definitive Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required under this Item is contained in the Registrant's 1996 Definitive Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is contained in the Registrant's 1996 Definitive Proxy Statement, which is incorporated herein by reference.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  List of Documents Filed as part of this Report

The following consolidated statements, schedule and exhibits of General Binding Corporation and its subsidiaries are filed as part of this report:

            (1) Financial Statements
                                                                                      Location
                                                                                      --------
                Report of Independent Public Accountants                        Annual Report Page 32<F4>
                Consolidated balance sheets - December 31, 1995
                and 1994                                                        Annual Report Page 17<F4>
                Consolidated statements of income for the years ended
                December 31, 1995, 1994 and 1993                                Annual Report Page 16<F4>
                Consolidated statements of stockholders' equity for the
                years ended December 31, 1995, 1994 and 1993                    Annual Report Page 19<F4>
                Consolidated statements of cash flows for the years ended
                December 31, 1995, 1994 and 1993                                Annual Report Page 18<F4>
                Notes to consolidated financial statements                      Annual Report Pages 19-32<F4>

<F4>These consolidated Financial Statements, related Notes, and Report of Independent Public Accountants, appearing in the
Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, pages 16-32, which are filed as
Exhibit 13 to the Form 10-K, are incorporated by reference.

           (2) Financial statement schedule
                                                                                     Page Number
                                                                                     -----------
                Report of Independent Public Accountants on Schedule                       9
                II. Valuation and Qualifying Accounts                                     10

All other financial statements and schedules not listed have been omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.
            (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                No. 3:  Certificate of Incorporation, as amended May 11, 1988. Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1993.
                No. 4:  Consent agreement to provide the Commission upon written request a copy of the
                        Registrant's long-term debt agreements.
                No. 13: Annual Report to Stockholders for the fiscal year ended December 31, 1995
                        (Pages 12 through 32).
                No. 21: Subsidiaries of the Registrant.
                No. 22: Definitive proxy statement to be filed with the Securities and Exchange
                        Commission on or about April 8, 1996.
                No. 27: Financial Data Schedule.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 31, 1995.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL BINDING CORPORATION
                                    By: /s/       GOVI C. REDDY
                                    --------------------------------------
                                                  Govi C. Reddy
                                               President and Chief
                                                Executive Officer

                                    By: /s/     EDWARD J. MCNULTY
                                    --------------------------------------
                                                Edward J. McNulty
                                            Vice President and Chief
                                                Financial Officer

Dated: March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/     WILLIAM N. LANE III       Chairman of the Board           March 25, 1996
-------------------------------     and Director
        William N. Lane III

/s/     GOVI C. REDDY              President, Chief Executive     March 25, 1996
-------------------------------      Officer and Director
        Govi C. Reddy

/s/     ARTHUR C. NIELSEN, JR.     Director                       March 25, 1996
-------------------------------
        Arthur C. Nielsen, Jr.

/s/     THOMAS V. KALEBIC          Director                       March 25, 1996
-------------------------------
        Thomas V. Kalebic

/s/     WARREN R. ROTHWELL         Director                       March 25, 1996
-------------------------------
        Warren R. Rothwell

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
As independent public accountants, we hereby consent to the incorporation of our reports in this Form 10-K, into the Company's previously filed Registration Statement File No. 2-70047. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1995 or performed any audit procedures subsequent to the date of our report.

                                              Arthur Andersen LLP

Chicago, Illinois,
March 25, 1996.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

We have audited in accordance with generally accepted auditing standards, the financial statements included in General Binding Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              Arthur Andersen LLP

Chicago, Illinois,
January 31, 1996.

                   GENERAL BINDING CORPORATION AND SUBSIDIARIES

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowances for Doubtful Accounts and Sales Returns

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

                                                1995        1994         1993
                                                ----        ----         ----
Balance at beginning of year ................ $ 4,840      $ 4,821     $ 4,504
Additions charged to expense ................   1,729        1,804       1,478
Deductions -  write offs ....................  (1,203)      (1,643)     (1,068)
Other <F5> ..................................    (180)        (142)        (93)
                                              -------      -------     -------
Balance at end of year ...................... $ 5,186      $ 4,840     $ 4,821
                                              -------      -------     -------

<F5>Amounts primarily relate to the effects of foreign currency exchange rate changes and the acquisition of Sickinger in 1994.

        GENERAL BINDING CORPORATION AND SUBSIDIARIES

                      INDEX TO EXHIBITS
Exhibit No. and
Applicable Section
of  Item 601 of
Regulation S-K
------------------

       3 Certificate of Incorporation, as amended May 11, 1988, filed as Exhibit 3 to the Company's 1993 Annual Report on Form 10-K, and incorporated herein by reference.

       4 Consent agreement to provide the Commission upon written request a copy of the Registrant's long-term debt agreements included herein.

      13 Annual Report to Stockholders for the fiscal year ended December 31, 1995 (Pages 12 through 32) included herein.

      21               Subsidiaries of the Registrant included herein.

      22 Definitive proxy statement to be filed with the Securities and Exchange Commission on or about April 8, 1996, and incorporated herein by reference.

      27               Financial Data Schedule included herein.