Form 10-Q
period 1996-03-31
GENERAL BINDING CORP
filed 1996-05-15
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from                to
                                 ---------------   -----------------

   Commission File Number               0-2604

                          GENERAL BINDING CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    36-0887470
- --------------------------------        -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

One GBC Plaza, Northbrook, Illinois                     60062
- -----------------------------------             -----------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:      (847) 272-3700
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

                           Yes    X       No
                                ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                         Outstanding at April 30, 1996
- ---------------------------------------        -----------------------------
Common Stock            $.125 par value             13,344,693  shares
Class B - Common Stock  $.125 par value              2,398,275  shares

                          GENERAL BINDING CORPORATION

                                     INDEX




PART I.   Financial Information                                      Page No.
                                                                     --------

               Consolidated Condensed Balance Sheets -                  1
               March 31, 1996 and December 31, 1995

               Consolidated Condensed Statements of Income -            2
               Three Months Ended March 31, 1996 and 1995

               Consolidated Condensed Statements of Cash Flows -        3
               Three Months Ended March 31, 1996 and 1995

               Notes to Consolidated Condensed                          4
               Financial Statements

               Management's Discussion and Analysis of                  6
               Financial Condition and Results of
               Operations


PART II.  Other Information                                             8


Signature                                                               9

                         PART I. FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 OMITTED)

                                                                              March 31, 1996       December 31,
ASSETS                                                                          (unaudited)            1995
- ------                                                                       ----------------     -------------
Current assets:
    Cash and cash equivalents                                                    $  6,409           $  6,864
    Receivables, net                                                               94,208             79,942
    Inventories -
        Raw materials                                                              19,302             20,142
        Work in process                                                             7,664              5,473
        Finished goods                                                             57,925             53,990
                                                                                 --------           --------
             Total inventories                                                     84,891             79,605
    Deferred tax assets                                                            10,763             10,412
    Other                                                                           5,743              3,825
                                                                                 --------           --------
             Total current assets                                                 202,014            180,648
                                                                                 --------           --------

Property, plant and equipment                                                     131,332            126,671
    Less - accumulated depreciation and amortization                              (67,102)           (65,210)
                                                                                 --------           --------
             Net property, plant and equipment                                     64,230             61,461
                                                                                 --------           --------
Other long-term assets:
    Cost in excess of fair value of assets
      of acquired companies, net of amortization                                   43,101             31,363
    Other                                                                          27,222             25,400
                                                                                 --------           --------
        Total other long-term assets                                               70,323             56,763
                                                                                 --------           --------
Total assets                                                                     $336,567           $298,872
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Notes payable                                                                $ 28,935           $ 17,428
    Current maturities of long-term obligations                                       499                505
    Accounts payable                                                               27,545             23,600
    Accrued liabilities                                                            42,718             42,295
                                                                                 --------           --------
        Total current liabilities                                                  99,697             83,828
                                                                                 --------           --------

Long-term debt                                                                     61,695             43,890

Other long-term liabilities                                                         9,700              9,855
Deferred tax liabilities                                                            7,118              7,158

Stockholders' equity:
    Common stock                                                                    1,962              1,962
    Class B common stock                                                              300                300
    Additional paid-in capital                                                      8,239              7,267
    Cumulative translation adjustments                                             (2,682)            (2,723)
    Retained earnings                                                             172,583            168,219
                                                                                 --------           --------
                                                                                  180,402            175,025
    Less - Treasury stock                                                         (22,045)           (20,884)
                                                                                 --------           --------
              Total stockholders' equity                                          158,357            154,141
                                                                                 --------           --------
Total liabilities and stockholders' equity                                       $336,567           $298,872
                                                                                 ========           ========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

          GENERAL BINDING CORPORATION AND SUBSIDIARIES CONSOLIDATED
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                     (000 OMITTED Except Per Share Data)



                                                                  THREE MONTHS ENDED
                                                                        MARCH 31
                                                                  1996           1995
                                                                 -------        ------
Sales                                                            $126,346      $109,252

Costs and expenses:

    Cost of sales, including research,
    development and engineering                                    75,677        61,624

    Selling, service and administrative                            39,145        36,862

    Interest expense                                                1,330         1,074

    Other expense, net                                                 15           967
                                                                 --------      --------

        Total costs and expenses                                  116,167       100,527
                                                                 --------      --------

Income before taxes                                                10,179         8,725

Income taxes                                                        4,173         3,490
                                                                 --------      --------


Net income                                                       $  6,006      $  5,235
                                                                 ========      ========

Net income per common share                                      $    .38      $    .33
                                                                 ========      ========

Dividends per common share                                       $   .105      $   .105
                                                                 ========      ========

Average common shares outstanding                                  15,739        15,751
                                                                 ========      ========




The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 OMITTED)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                  1996               1995
                                                                              -----------        ------------
Cash flows from operating activities:
    Net income                                                                 $  6,004            $  5,235
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                             3,264               3,202
        (Decrease) in non-current deferred tax liabilities                          (41)               (476)
        Provision for doubtful accounts                                             671                 467
        (Increase) in other long-term assets                                       (977)               (280)
        Other                                                                        46               1,164
        Changes in current assets and liabilities:
             (Increase) in receivables                                          (12,936)             (2,432)
             Decrease (increase) in inventories                                   1,292              (1,137)
             (Increase) in deferred tax assets                                     (346)                (54)
             (Increase) decrease in other current assets                         (1,649)                724
             Increase (decrease) in accounts payable and
                accrued expenses                                                  1,495              (1,115)
             Increase in taxes on income                                          1,829                 517
             (Decrease) increase in deferred income on
                    service agreements                                           (1,582)                 11
                                                                               --------            --------
                  Net cash provided by (used in)
                  operating activities                                           (2,930)              5,826
                                                                               --------            -------
Cash flows from investing activities:
        Purchase of Pro-Tech Engineering Inc., net of cash
        acquired                                                                 (7,149)                  -
        Purchase of Fordigraph, net of cash acquired                            (10,992)                  -
        Capital Expenditures                                                     (6,946)             (1,738)
        Proceeds from sale of plant and equipment                                    39                 110
                                                                               --------            --------
                  Net cash (used in) investing activities                       (25,048)             (1,628)
                                                                               --------            --------

Cash flows from financing activities:
        Increase (reduction) in notes payable                                    11,584              (5,068)
        (Reduction) in current portion of
           long-term obligations                                                    (13)                (65)
        Increase (Reduction) in long-term obligations                            17,824                 (57)
        Dividends paid                                                           (1,640)             (1,655)
        Purchases of treasury stock                                              (1,322)               (394)
        Proceeds from the exercise of stock options                               1,076                 277
                                                                               --------            --------
                  Net cash (used in) provided by
                  financing activities                                           27,509              (6,962)
                                                                               --------            --------
                      Effect of exchange rates on cash                               14                  53
                                                                               --------            --------
                      Net decrease in cash
                      and cash equivalents                                         (455)             (2,711)

Cash and cash equivalents at beginning of the year                                6,864               5,569
                                                                               --------            --------
Cash and cash equivalents at March 31                                          $  6,409            $  2,858
                                                                               ========            ========

Supplemental Disclosure of Cash Flow Information
        Cash Paid During the Period for:
             Interest                                                          $  1,194            $  1,155
             Income taxes, net of refunds                                         1,772                 690

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)     Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of March 31, 1996 and December 31, 1995, and the results of their operations for the three months ended March 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                                                                               Foreign Currency
                                                                                 Transaction
                                                                               Gain/(Loss) (a)
                                                                              -----------------
    Three months ended March 31, 1996                                            $   114,000
                                                                                 ===========
    Three months ended March 31, 1995                                            $  (291,000)
                                                                                 ===========

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3)     Long-Term Debt
        Long-term debt consists of the following:

                                                                                            (000 OMITTED)
                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1996             1995
                                                                                     -----------     -------------
        Revolving Credit Agreement (portion classified as
             long-term on the basis of the Company's
             intention to refinance these borrowings:
             weighted average interest rate 5.74% at
             March 31, 1996 and 6.25% at
             December 31, 1995)                                                        $50,700           $36,000

        Note Payable, due monthly from November, 1994
             to October, 2004 (interest rate 8.85% at
             March 31, 1996 and December 31, 1995)                                       2,672             3,137

        Term Loan, maturity date June, 2000
             (interest rate 7.05% at March 31, 1996 and
              at December 31, 1995)                                                      1,970             2,008

        Industrial Revenue Bond, due annually to July, 2008
             (floating interest rate 3.40% at March 31, 1996
             and 5.00% at December 31, 1995)                                             2,050             2,200

        Industrial Revenue Bond, due annually from
             June, 2002 to June, 2007 (floating
             interest rate 3.60% at March 31, 1996
             and 5.20% at December 31, 1995)                                             1,050             1,050

        International
             Australia Revolving Credit Agreement                                        3,252                --
                                                                                       -------           -------
                                                                                        61,694            44,395

             Less current maturities                                                      (499)             (505)
                                                                                       -------           -------

             Total Long-Term Debt                                                      $61,195           $43,890
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's first quarter 1996 sales exceeded $126 million increasing 16% over the prior year quarter. The most significant factors contributing to the growth of sales were increases in the Company's: a) worldwide film products division; b) worldwide office products/dealer business; c) domestic direct branch/telemarketing operations; d) automated finishing division; and e) export business. The sales results were also positively affected by the December 1995 acquisition of Pro-Tech and the January 1996 acquisition of Fordigraph. Excluding acquisitions, the Company's sales increased 10%, compared to 1995.

         Significant improvement in the following product lines helped to achieve the first quarter 1996 sales increase: a) shredder products; b) laminating film and pouch products; c) commercial laminating equipment; and d) graphics products.

         Gross profit margins decreased 4 percentage points from the prior year quarter. The erosion in margins was evident in nearly all of the Company's operations. The primary reasons for the decrease in margins were: a) worldwide competitive pricing pressures, most notably in the ring metals business; b) increases in the cost of raw materials for film products; and c) an increase in sales mix to lower margin products (e.g., personal shredders, laminating film, and graphics products).

         Selling, service, and administrative expenses increased 6% in the first quarter of 1996 over the prior year quarter. The primary reasons for the increase in expenses were increased sales volumes and the inclusion of the recently acquired companies, Pro-Tech and Fordigraph. Without the impact of acquisitions, expenses increased 2% over the prior quarter year. Selling, service and administrative expenses declined as a percentage of total sales to 31% in 1996 from 34% in 1995.

         Interest expense increased by 24% in the first quarter of 1996 compared to the 1995. The primary reason for the increase was higher average debt levels resulting from the financing of acquisitions, capital expenditures, and higher levels of receivables.

         Other expense was $15,000 compared to $967,000 in 1995. The most significant factors affecting the decrease were: a) a gain on the sale of a parcel of land in Japan; b) an increase in interest income; c) a significant improvement in currency transactional gains and losses.

Liquidity and Capital Resources

         Working capital totaled $102.3 million at March 31, 1996, an increase of $5.5 million from December 31, 1995. The change was primarily caused by an increase in receivables, including those generated by Pro-Tech and Fordigraph since date of acquisition.

         Net cash flows used in investing activities amounted to $25.0 million during the first quarter of 1996. Capital expenditures were $6.9 million in the first quarter compared to $1.7 million in 1995. Major projects during the quarter included the continued development of a new company-wide business information system and continued investment in the film products division, including construction of a new plant in Maryland. Acquisitions used $18.1 million in cash during the first quarter. Capital expenditures and acquisitions were funded through use of the Company's credit agreements and short-term borrowings.

         The Company had access to $55.7 million in short term credit lines as of March 31, 1996 and $28.9 million in outstanding borrowings against these lines. During the first quarter, the Company also had access to a $140.0 million credit agreement to fund both working capital and acquisition requirements. As of March 31, 1996 the Company had $50.7 million in borrowings against this agreement classified as long-term borrowings on the Company's balance sheet.

         Cash dividends of $.105 per share were paid in both the first quarters of 1996 and 1995.

         The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated capital needs along with any foreseeable acquisition requirements.

                          PART II.  OTHER INFORMATION



Exhibits

                  (a)     Exhibits:  None

                  (b)     Reports on Form 8-K:

                          No reports on Form 8-K were filed by the Registrant during the first quarter ended March 31, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GENERAL BINDING CORPORATION
                                         AND SUBSIDIARIES





                                         By  EDWARD J. MCNULTY
                                            -------------------------------
                                              Edward J. McNulty
                                              Vice President and
                                              Chief Financial Officer