Form 10-Q
period 1996-06-30
GENERAL BINDING CORP
filed 1996-08-14
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

    (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended        June 30, 1996
                                   ------------------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                to
                                   ---------------   -----------------

    Commission File Number               0-2604
                            ----------------------------------

                          GENERAL BINDING CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                            36-0887470
- ------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


    One GBC Plaza, Northbrook, Illinois                       60062
- ------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code:      (847) 272-3700
                                                           ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                   --------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


Class                                                    Outstanding at July 31, 1996
- ----------------------------------------------           ----------------------------
Common Stock                   $.125 par value                13,344,513  shares
Class B - Common Stock         $.125 par value                 2,398,275  shares

                          GENERAL BINDING CORPORATION

                                     INDEX





PART I.   Financial Information                                   Page No.
                                                                 ----------

               Consolidated Condensed Balance Sheets -                1
               June 30, 1996 and December 31, 1995

               Consolidated Condensed Statements of Income -          2
               Three and Six Months Ended
               June 30, 1996 and 1995

               Consolidated Condensed Statements of Cash Flows -      3
               Six Months Ended June 30, 1996 and 1995

               Notes to Consolidated Condensed                        4
               Financial Statements

               Management's Discussion and Analysis of                7
               Financial Condition and Results of
               Operations


PART II.  Other Information                                           9


               Signature                                              10

                         PART I. FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 OMITTED)


                                                          June 30,         December 31,
                                                            1996             1995
ASSETS                                                  (unaudited)
- ------                                                 ------------        ----------
Current assets:
   Cash and cash equivalents                               $  6,718         $  6,864
   Receivables, net                                         100,590           79,942
   Inventories -
      Raw materials                                          22,195           20,142
      Work in process                                         6,888            5,473
      Finished goods                                         62,056           53,990
                                                           --------         --------
         Total inventories                                   91,139           79,605
   Deferred tax assets                                       10,871           10,412
   Other                                                      7,092            3,825
                                                           --------         --------
         Total current assets                               216,410          180,648
                                                           --------         --------

Property, plant and equipment                               135,379          126,671
   Less - accumulated depreciation and amortization         (69,340)         (65,210)
                                                           --------         --------
         Net property, plant and equipment                   66,039           61,461
                                                           --------         --------
Other long-term assets:
   Cost in excess of fair value of assets
    of acquired companies, net of amortization               43,655           31,363
   Other                                                     30,180           25,400
                                                           --------         --------
      Total other long-term assets                           73,835           56,763
                                                           --------         --------
Total assets                                               $356,284         $298,872
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Notes payable                                           $ 34,851         $ 17,428
   Current maturities of long-term obligations                  487              505
   Accounts payable                                          31,391           23,600
   Accrued liabilities                                       44,831           42,295
                                                           --------         --------
      Total current liabilities                             111,560           83,828
                                                           --------         --------

Long-term debt                                               64,353           43,890

Other long-term liabilities                                   9,916            9,855
Deferred tax liabilities                                      7,394            7,158

Stockholders' equity:
   Common stock                                               1,962            1,962
   Class B common stock                                         300              300
   Additional paid-in capital                                 8,253            7,267
   Cumulative translation adjustments                        (2,845)          (2,723)
   Retained earnings                                        177,450          168,219
                                                           --------         --------
                                                            185,120          175,025
   Less - Treasury stock                                    (22,059)         (20,884)
                                                           --------         --------
          Total stockholders' equity                        163,061          154,141
                                                           --------         --------
Total liabilities and stockholders' equity                 $356,284         $298,872
                                                           ========         ========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000 OMITTED Except Per Share Data)

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30                 JUNE 30
                                              1996       1995         1996        1995
                                              ----       ----         ----        ----
Sales                                       $135,338   $117,610     $261,684    $226,862

Costs and expenses:

   Cost of sales, including research,
   development and engineering                79,766     66,346      155,443     127,970

   Selling, service and administrative        42,287     40,442       81,433      77,304

   Interest expense                            1,533      1,114        2,863       2,188

   Other expense, net                            682       (234)         697         733
                                            --------   --------     --------    --------

      Total costs and expenses               124,268    107,668      240,436     208,195
                                            --------   --------     --------    --------

Income before taxes                           11,070      9,942       21,248      18,667

Income taxes                                   4,539      3,977        8,712       7,467
                                            --------   --------     --------    --------

Net income                                  $  6,531   $  5,965     $ 12,536    $ 11,200
                                            ========   ========     ========    ========

Net income per common share                 $    .42   $    .38     $    .80    $    .71
                                            ========   ========     ========    ========

Dividends per common share                  $   .105   $    .38     $    .80    $    .71
                                            ========   ========     ========    ========

Average common shares outstanding             15,743     15,738       15,741      15,744
                                            ========   ========     ========    ========



The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 OMITTED)


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
                                                                      1996            1995
                                                                    ---------       --------
Cash flows from operating activities:
   Net income                                                       $ 12,536        $11,200
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                    6,986          6,532
      (Decrease) increase in noncurrent deferred
       tax liabilities                                                   258            (27)
      Provision for doubtful accounts                                    954            942
      (Increase) in other long-term assets                            (1,511)        (4,878)
      Other                                                             (551)           847
      Changes in current assets and liabilities:
         (Increase) in receivables                                   (19,773)        (5,817)
         (Increase) in inventories                                    (4,917)        (2,451)
         Decrease (increase) in deferred tax assets                     (450)           108
         Decrease (increase) in other current assets                  (2,997)         1,711
         Increase (decrease) in accounts payable and
           accrued expenses                                            6,697          4,004
         Increase in taxes on income                                   1,037             40
                                                                     -------        -------
             Net cash provided by (used in)
             operating activities                                     (1,731)        12,211
                                                                     -------        -------
Cash flows from investing activities:
     Purchase of Pro-Tech, net of cash acquired                       (7,149)             -
     Purchase of Fordigraph, net of cash acquired                    (11,784)             -
     Capital Expenditures                                            (14,834)        (3,125)
     Proceeds from sale of plant and equipment                           927          2,274
     Government training subsidy from new plant investment                 -            665
                                                                     -------        -------
             Net cash (used in) investing activities                 (32,840)          (186)
                                                                     -------        -------

Cash flows from financing activities:
      (Reduction) increase in notes payable                           17,451         (8,370)
      (Reduction) in current portion of
           long-term obligations                                           -           (130)
      Increase (reduction) in long-term obligations                   20,565           (224)
      Dividends paid                                                  (3,306)        (3,307)
      Purchases of treasury stock                                     (1,338)          (839)
      Proceeds from the exercise of stock options                      1,090            450
                                                                     -------        -------
              Net cash (used in) provided by
              financing activities                                    34,462        (12,420)
                                                                     -------        -------
      Effect of exchange rates on cash                                   (37)           174
                                                                     -------        -------
              Net (decrease) in cash
              and cash equivalents                                      (146)          (221)

Cash and cash equivalents at beginning of the year                     6,864          5,569
                                                                     -------        -------
Cash and cash equivalents at June 30                                 $ 6,718        $ 5,348
                                                                     =======        =======

Supplemental Disclosure of Cash Flow Information
      Cash Paid During the Period for:
          Interest                                                   $ 2,097        $ 2,276
          Income taxes, net of refunds                                 6,538          4,962

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of June 30, 1996 and December 31, 1995, and the results of their operations for the three and six months ended June 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                                                                Foreign Currency
                                                                   Transaction
                                                                  Gain/(Loss)(a)
                                                                ----------------
       Three months ended June 30, 1996                            $ 116,000
                                                                   =========
       Three months ended June 30, 1995                            $  (7,000)
                                                                   =========

       Six months ended June 30, 1996                              $ 230,000
                                                                   =========
       Six months ended June 30, 1995                              $(298,000)
                                                                   =========


(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3) Long-Term Debt

Long-term debt consists of the following:



                                                                         (000 OMITTED)
                                                                JUNE 30,              DECEMBER 31,
                                                                  1996                   1995
                                                                --------              ------------

Revolving Credit Agreement (portion classified as
   long-term on the basis of the Company's
   intention to refinance these borrowings:
   weighted average interest rate 5.74% at
   June 30, 1996 and 6.25% at December 31, 1995)                 $50,700                $36,000

Note Payable, due monthly from November, 1994
   to October, 2004 (interest rate 8.85% at
   June 30, 1996 and December 31, 1995)                            2,838                  3,137

Term Loan, maturity date June, 2000
   (interest rate 7.05% at June 30, 1996 and
   at December 31, 1995)                                           1,907                  2,008

Industrial Revenue Bond, due annually to July, 2008
   (floating interest rate 3.55% at June 30, 1996
   and 5.00% at December 31, 1995)                                 2,200                  2,200

Industrial Revenue Bond, due annually from
   June, 2002 to June, 2007 (floating
   interest rate 3.55% at June 30, 1996
   and 5.20% at December 31, 1995)                                 1,050                  1,050

Industrial Revenue Bond, maturity date,
     March, 2026 (floating interest rate 3.5%
     at June 30, 1996)                                             2,751                    ---

International
     Australia Revolving Credit Agreement                          3,394                    ---
                                                                 -------                -------
                                                                  64,840                 44,395

     Less current maturities                                        (487)                  (505)
                                                                 -------                -------

     Total Long-Term Debt                                        $64,353                $43,890
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's second quarter and six month sales increased 15% over the
prior year.   The most significant factors contributing to the growth of sales were increases in the Company's: a) domestic office products/dealer business;
b) domestic direct branch/telemarketing operations; and c) worldwide film products division. The sales results were also positively affected by the December 1995 acquisition of Pro-Tech and the January 1996 acquisition of Fordigraph, which represented approximately 55% of the sales growth for the second quarter.

     Significant increases in the following product lines helped to achieve the second quarter and the six month sales increases: a) shredder products; b) laminating film and pouch products; c) graphics products; and d) commercial and office laminating equipment.

     Gross profit margins for the second quarter and six months period of 1996 decreased 2.5 and 3.0 percentage points, respectively, when compared to the same periods in 1995. The primary reasons for the decrease in margins were: a) worldwide competitive pricing pressures, most notably in the ring metals business; b) an increase in sales mix to lower margin products (e.g., personal shredders, laminating film, and graphics products); and c) the impact of acquisitions.

     Selling, service, and administrative expenses for the second quarter and six month period increased 4.6% and 5.3%, respectively, when compared to the same periods in 1995. The most significant reasons for the increase in expenses were increased sales volumes and the inclusion of the recently acquired companies, Pro-Tech and Fordigraph. Selling, service and administrative expenses as a percentage of total sales declined in both the second quarter and six month periods to 31% in 1996 from 34% in 1995.

     Interest expense for the second quarter and six month period of 1996 increased 38% and 31%, respectively, when compared to the same periods in 1995. The primary reason for the increase was higher average debt levels resulting from the financing of acquisitions, capital expenditures, and higher levels of receivables.

     Other expense for the second quarter was $682,000 compared to other income of $234,000 in 1995. The most significant factors affecting the quarter change were: a) income from the Company's Indian joint venture in 1995 compared to a loss in 1996, resulting in an unfavorable swing of $370,000; and b) a gain recognized in 1995 on the sale of property in Germany. Other expense for the six month period was $697,000 compared to $733,000 in 1995. The unfavorable impact of the loss on the Company's Indian joint venture was offset by favorable currency transaction gains and a gain on the sale of a parcel of land in Japan.

Liquidity and Capital Resources

     Working capital totaled $104.9 million at June 30, 1996, an increase of $8.1 million from December 31, 1995. The change was primarily caused by an increase in receivables and inventories, including those generated by Pro-Tech and Fordigraph since date of acquisition.

     Net cash flows used in investing activities amounted to $32.8 million through the second quarter of 1996. Capital expenditures for the second quarter and first six months of 1996 were $7.9 million and $14.9 million, respectively, compared to $5.3 million and $7.1 million, respectively, for the same periods in 1995. Major projects in 1996 include: a) development of a new company-wide business information system; and b) continued investment in the film products division, including construction of a new plant in Maryland and additional capacity in Europe. The Company paid $18.9 million in cash through the second quarter of 1996 for the acquisitions of Pro-Tech and Fordigraph. Capital expenditures and acquisitions were funded through use of the Company's credit agreements and short-term borrowings, while working capital requirements were funded through operations.

     The Company had access to $59.2 million in short term credit lines as of June 30, 1996 and $34.8 million in outstanding borrowings against these lines. During the first quarter, the Company also had access to a $140.0 million credit agreement to fund both working capital and acquisition requirements. As of June 30, 1996 the Company had $50.7 million in borrowings against this agreement classified as long-term borrowings on the Company's balance sheet.

     Cash dividends of $.105 per share were paid in both the second quarters of 1996 and 1995 while dividends for the six month period in both 1996 and 1995 were $.21 per share.

     The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated capital and operating requirements.

                          PART II.  OTHER INFORMATION




Item 5: Exhibits

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the second quarter ended June 30, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GENERAL BINDING CORPORATION
                                     AND SUBSIDIARIES





                                     By  EDWARD J. MCNULTY
                                        -----------------------------------
                                         Edward J. McNulty
                                         Vice President and
                                         Chief Financial Officer