Form 10-Q
period 1996-09-30
GENERAL BINDING CORP
filed 1996-11-12
CIK 40461




                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON D.C. 20549

                                         FORM 10-Q

     (Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1996
                                     ------------------

                                             or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ---------------   ----------------
             Commission File Number            0-2604
                                     ------------------------------------

                              GENERAL BINDING CORPORATION
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


     DELAWARE                                                             36-0887470
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer Identification No.)
incorporation or organization)

One GBC Plaza, Northbrook, Illinois                                         60062
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code:       (847) 272-3700
                                                         ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                   ------         ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

     Class                                       Outstanding at  October 31, 1996
---------------------------------------        ----------------------------------------
Common Stock            $.125 par value             13,345,956  shares
Class B - Common Stock  $.125 par value              2,398,275  shares






                          GENERAL BINDING CORPORATION

                                     INDEX




PART I. Financial Information                                   Page No.
                                                                --------
           Consolidated Condensed Balance Sheets -                  1
           September 30, 1996 and December 31, 1995

           Consolidated Condensed Statements of Income -            2
           Three and Nine Months Ended
           September 30, 1996 and 1995

           Consolidated Condensed Statements of Cash Flows -        3
           Nine Months Ended September 30, 1996 and 1995

           Notes to Consolidated Condensed                          4
           Financial Statements

           Management's Discussion and Analysis of                  7
           Financial Condition and Results of
           Operations



PART II.   Other Information                                        9


                 Signature                                         10





                                      - 1-


                         PART I. FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000 Omitted)

                                          September 30,  December 31,
                                              1996           1995
ASSETS                                     (unaudited)
------                                    -------------  ------------

Current assets:
  Cash and cash equivalents               $  8,245      $ 6,864
  Receivables, net                         102,449       79,942
  Inventories -
    Raw materials                           23,661       20,142
    Work in process                          7,795        5,473
    Finished goods                          67,599       53,990
                                          ---------     -------
       Total inventories                    99,055       79,605
  Deferred tax assets                       10,868       10,412
  Other                                      6,509        3,825
                                           -------      -------
       Total current assets                227,126      180,648
                                           -------      -------

Property, plant and equipment              140,542      126,671
      Less - accumulated depreciation and
       amortization                        (71,554)     (65,210)
                                           -------     --------
      Net property, plant and equipment     68,988       61,461
Other long-term assets:                    -------     --------
  Cost in excess of fair value of assets
   of acquired companies, net of
   amortization                             43,507       31,363
  Other                                     31,077       25,400
                                           -------      -------
     Total other long-term assets           74,584       56,763
                                           -------      -------
Total assets                              $370,698     $298,872
                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                           $ 30,595     $ 17,428
  Current maturities of
   long-term obligations                       496          505
  Accounts payable                          30,462       23,600
  Accrued liabilities                       48,294       42,295
                                          --------     --------
    Total current liabilities              109,847       83,828
                                          --------     --------
Long-term debt                              75,641       43,890
Other long-term liabilities                 10,170        9,855
Deferred tax liabilities                     7,398        7,158

Stockholders' equity:
   Common stock                              1,962        1,962
   Class B common stock                        300          300
   Additional paid-in capital                8,364        7,267
   Cumulative translation adjustments       (2,440)      (2,723)
   Retained earnings                       181,656      168,219
                                           -------     --------
                                           189,842      175,025
  Less - Treasury stock                    (22,200)     (20,884)
                                          --------     --------
       Total stockholders' equity          167,642      154,141
Total liabilities and stockholders'       --------     --------
equity                                    $370,698     $298,872
                                          ========     ========




The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 OMITTED Except Per Share Data)


                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30                     SEPTEMBER 30
                                            1996          1995               1996          1995
                                          --------    --------           ----------      ---------
Sales                                     $132,996    $112,993            $394,680        $339,855

Costs and expenses:

   Cost of sales, including research,
   development and engineering              77,891      64,709             233,334         192,679

   Selling, service and administrative      42,790      38,416             124,218         115,720

   Interest expense                          1,526       1,052               4,389           3,240

  Other expense, net                           723         595               1,425           1,328
                                               ---         ---               -----           -----

    Total costs and expenses               122,930     104,772             363,366         312,967
                                           -------     -------             -------         -------

Income before taxes                         10,066       8,221              31,314          26,888

Income taxes                                 4,127       3,288              12,839          10,755
                                            ------       -----              ------          ------
Net income                                $  5,939      $4,933             $18,475         $16,133
                                          ========      ======             =======         =======
Net income per common share               $    .37      $  .31             $  1.17         $  1.02
                                          ========      ======             =======         =======
Dividends per common share                $   .110      $ .105             $  .320         $  .315
                                          ========      ======             =======         =======
Average common shares outstanding           15,743      15,737              15,742          15,742
                                          ========      ======              ======          ======



The accompanying notes to consolidated condensed financial statements are an integral part of these statements.




                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 Omitted)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                     1996           1995
                                                                   -------         -------
Cash flows from operating activities:
     Net income                                                    $18,475          $16,133
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                              10,735            9,783
         Increase (decrease) in noncurrent deferred
         tax liabilities                                               262              (46)
         Provision for doubtful accounts                             1,700            1,303
        (Increase) in other long-term assets                        (1,216)          (3,385)
        Other                                                         (744)             256
        Changes in current assets and liabilities:
           (Increase) in receivables                               (22,098)          (7,236)
           (Increase) in inventories                               (12,778)          (6,243)
           (Increase) decrease in deferred tax assets                 (448)             137
           (Increase) decrease in other current assets              (2,381)           1,934
           Increase in accounts payable and
            accrued expenses                                         5,975            5,161
           Increase in taxes on income                               4,185                0
           Net cash  provided by (used in)                         -------          -------
               operating activities                                  1,667           17,797
                                                                   -------          -------
Cash flows from investing activities:
     Purchase of Pro-Tech, net of cash acquired                     (7,149)               -
     Purchase of Fordigraph, net of cash acquired                  (11,784)               -
     Capital Expenditures                                          (22,539)         (10,095)
     Proceeds from sale of plant and equipment                       1,399            2,347
     Government training subsidy from new plant investment               -              665
                                                                   -------          -------
               Net cash (used in) investing activities             (40,073)          (7,083)
                                                                   -------          -------
Cash flows from financing activities:
     Increase (reduction) in notes payable                          13,216           (7,221)
     (Reduction) in current portion of
       long-term obligations                                             -             (130)
     Increase in long-term obligations                               31,803            1,726
     Dividends paid                                                 (5,024)          (4,959)
     Purchases of treasury stock                                    (1,498)          (1,063)
     Proceeds from the exercise of stock options                     1,221              567
                                                                   -------          -------
           Net cash (used in) provided by
           financing activities                                     39,718          (11,080)
                                                                   --------         -------
  Effect of exchange rates on cash                                      69              (11)
                                                                   -------          -------
           Net increase (decrease) in cash
           and cash equivalents                                      1,381             (377)

Cash and cash equivalents at beginning of the year                   6,864            5,569
                                                                   --------          -------
Cash and cash equivalents at September 30                           $8,245           $5,192
                                                                   ========         =======
Supplemental Disclosure of Cash Flow Information
     Cash Paid During the Period for:
        Interest                                                    $3,895           $3,198
        Income taxes, net of refunds                                 7,962            8,642

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)   Basis of Presentation
      ---------------------

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of September 30, 1996 and December 31, 1995, and the results of their operations for the three and nine months ended September 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2)   Foreign Currency Exchange and Translation
      -----------------------------------------

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

                                                                Foreign Currency
                                                                   Transaction
                                                                 Gain/(Loss)(a)
                                                                ----------------

         Three months ended September 30, 1996                  $      4,000
                                                                ============
         Three months ended September 30, 1995                  $    (82,000)
                                                                =============
         Nine months ended September 30, 1996                   $    234,000
                                                                =============
         Nine months ended September 30, 1995                   $   (380,000)
                                                                =============


(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3) Long-Term Debt
    --------------
     Long-term debt consists of the following:


                                                                         (000 OMITTED)
                                                                    SEPTEMBER 30, DECEMBER 31,
                                                                          1996      1995
                                                                      --------    ------
Revolving Credit Agreement (portion classified as
     long-term on the basis of the Company's
     intention to refinance these borrowings:
     weighted average interest rate 6.05% at
     September 30, 1996 and 6.25% at December 31, 1995)               $60,700     $36,000

Note Payable, due monthly from November, 1994
     to October, 2004 (interest rate 8.85% at
     September 30, 1996 and December 31, 1995)                         2,826       3,137

Term Loan, maturity date June, 2000
     (interest rate 7.05% at September 30, 1996 and
     at December 31, 1995)                                             1,956       2,008

Industrial Revenue Bond, due annually to July, 2008
     (floating interest rate 3.65% at September 30, 1996
     and 5.00% at December 31, 1995)                                   2,050       2,200

Industrial Revenue Bond, due annually from
     June, 2002 to June, 2007 (floating
     interest rate 3.90% at September 30, 1996
     and 5.20% at December 31, 1995)                                   1,050       1,050

Industrial Revenue Bond, maturity date,
March, 2026 (floating interest rate 4.0%
at Sept. 30, 1996)                                                     4,197         ---

International
   Australia Revolving Credit Agreement                                3,358         ---
                                                                      ------     -------
                                                                      76,137      44,395

   Less current maturities                                              (496)       (505)
                                                                     -------     --------
     Total Long-Term Debt                                            $75,641     $43,890
                                                                     =======     =======


                                     -6-
(4) Net Income per Common Share
    ---------------------------

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
     The Company's third quarter and nine month sales reached record levels increasing 18% and 16%, respectively, when compared to the same periods in the
prior year.   The most significant factors contributing to the growth of sales for both the quarter and nine month periods were: a) the acquisitions of Protech and Fordigraph, which together represented approximately 40% of the sales growth for the third quarter and year to date periods; and b) increases in the domestic office products/dealer business, the domestic direct branch/telemarketing operations, and the worldwide film products division.

     Significant increases in the following product lines helped to achieve the third quarter and the nine month sales increases: a) shredders; b) laminating film and pouches; c) graphics products; and d) commercial and office laminating equipment.

     Gross profit margins for the third quarter and nine months period of 1996 decreased 1.2 and 2.4 percentage points, respectively, when compared to the same periods in 1995. The primary reasons for the decrease in margins were: a) worldwide competitive pricing pressures, most notably in the ring metals business; and b) an increase in sales mix to lower margin channels of distribution and products (e.g., personal shredders, laminating film, and graphics products).

     Selling, service, and administrative expenses for the third quarter and nine month period increased 11.4% and 7.3%, respectively, when compared to the same periods in 1995. The most significant reasons for the increase in expenses were increased sales volumes and the inclusion of the recently acquired companies, Pro-Tech and Fordigraph. Selling, service and administrative expenses as a percentage of total sales declined in both the third quarter and nine month periods to 32% in 1996 from 34% in 1995.

     Interest expense for the third quarter and nine month period of 1996 increased 45% and 35%, respectively, when compared to the same periods in 1995. The primary reason for the increase was higher average debt levels resulting from the financing of acquisitions, capital expenditures, and higher levels of receivables and inventories.

     Other expense for the third quarter was $723,000 compared to $595,000 in 1995. The most significant factors affecting the quarter change was the increase costs associated with the recently acquired companies, Protech and Fordigraph. Other expense for the nine month period was $1,425,000 compared to $1,328,000 in 1995. The unfavorable impact was due to a loss from the Company's Indian joint venture and costs associated with the acquisitions which were offset by favorable currency transaction gains and a gain on the sale of a parcel of land in Japan.

Liquidity and Capital Resources

     Working capital totaled $117.3 million at September 30, 1996, an increase of $20.5 million from December 31, 1995. The change was primarily impacted by an increase in receivables and inventories, including those generated by Pro-Tech and Fordigraph since date of acquisition.

     Net cash flows used in investing activities amounted to $40.1 million through the third quarter of 1996. Capital expenditures for the third quarter and first nine months of 1996 were $7.7 million and $22.6 million, respectively, compared to $3.2 million and $10.3 million, respectively, for the same periods in 1995. Major projects in 1996 include: a) development of a new business information system; and b) continued investment in the film products division, including construction of a new plant in Maryland and additional capacity in Europe. The Company paid $18.9 million in cash through the third quarter of 1996 for the acquisitions of Pro-Tech and Fordigraph. Capital expenditures and acquisitions were funded through use of the Company's credit agreements and short-term borrowings, while working capital requirements were funded through operations.

     The Company had access to $63.0 million in short term credit lines as of September 30, 1996 and $30.6 million in outstanding borrowings against these lines. During the third quarter, the Company also had access to a $140.0 million credit agreement to fund both working capital and acquisition requirements. As of September 30, 1996 the Company had $60.7 million in borrowings against this agreement classified as long-term borrowings on the Company's balance sheet.

     Cash dividends paid during the third quarter and first nine months of 1996 were $.110 and $.320 per share while dividends for the comparable periods in 1995 were $.105 and $.315 per share, respectively.

     The Company believes that funds generated from operations combined with existing credit facilities are more than sufficient to meet currently anticipated capital and operating requirements.

                          PART II.  OTHER INFORMATION




Item 5: Exhibits

       (a) Exhibits:  None

       (b) Reports on Form 8-K:

           No reports on Form 8-K were filed by the Registrant during the third quarter ended September 30, 1996.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GENERAL BINDING CORPORATION
                             AND SUBSIDIARIES





                             By /s/ Edward J. McNulty
                               -----------------------
                               Edward J. McNulty
                               Vice President and
                               Chief Financial Officer