Form 10-K
period 1996-12-31
GENERAL BINDING CORP
filed 1997-03-26
CIK 40461

       =================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K

(Mark One)

        (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996



        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from               to
                               -------------    -----------------
Commission file number 0-2604



                         GENERAL BINDING CORPORATION
            (Exact name of registrant as specified in its charter)



           Delaware                                     36-0887470
    (State of Incorporation)                (I.R.S. Employer Identification No.)



           ONE GBC PLAZA                                  60062
     NORTHBROOK, ILLINOIS                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)




Registrant's telephone number, including area code (847) 272-3700

Securities registered pursuant to Section 12(b) of the Act:

                        NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
    Title of each class                                 on which registered
   ----------------------                               --------------------
Common Stock, $.125 par value                                  NASDAQ



        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes    X      No
                                      ---        ---

        As of February 28, 1997, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $170,707,000. (Estimated solely for the purpose of completing this cover page.)


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              OUTSTANDING AT
                           CLASS                           FEBRUARY 28, 1997
                           -------------------------------------------------
           Common Stock, $.125 par value                        13,368,669
           Class B Common Stock, $.125 par value                 2,398,275


           DOCUMENTS INCORPORATED BY REFERENCE            WHERE INCORPORATED
           -----------------------------------            ------------------

Annual Report to Stockholders for the fiscal year
ended December 31, 1996                                    Parts  II and IV

Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held May 6, 1997.                       Parts III and IV

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES

                 FORM 10-K-FISCAL YEAR ENDED DECEMBER 31, 1996





                       CONTENTS AND CROSS REFERENCE SHEET

          FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K





                                                                                                     ANNUAL REPORT
FORM 10-K  FORM 10-K                                                               FORM 10-K       TO STOCKHOLDERS
 PART NO.  ITEM NO.                      DESCRIPTION                               PAGE NO.           PAGE NO.*
-----------------------------------------------------------------------------------------------------------------------
  I           1       Business                                                           1

              2       Properties                                                         3

              3       Legal Proceedings                                                  3

              4       Submission of Matters to a Vote of Security Holders                3

  II          5       Market for Registrant's Common Equity and Related
                        Stockholder Matters                                              4              17

              6       Selected Financial Data                                            4              10

              7       Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                      4              11-13

              8       Financial Statements and Supplementary Data                        4              14-32

              9       Disagreements on Accounting and Financial Disclosure               4

  III         10      Directors and Executive Officers of the Registrant                 5               **

              11      Executive Compensation                                             5               **

              12      Security Ownership of Certain Beneficial Owners and
                         Management                                                      5               **

              13      Certain Relationships and Related Transactions                     5               **

   IV         14      Exhibits, Financial Statement Schedules, and Reports on
                         Form 8-K                                                        6

SIGNATURES                                                                               7


* References are to pages in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 which are incorporated herein by reference. See Part IV, Exhibit 13.

**Incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997 to be filed within 120 days after the end of the Registrant's fiscal year.

                                     PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION

     General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or "Company") are engaged predominantly in one line of business, namely the design, manufacture and distribution of a broad line of business machines and related supplies. This broad line includes system applications in the areas of binding, laminating, shredding, and security identification. These products are manufactured in seventeen plants in the United States and abroad. GBC products are sold through a network of direct sales and telemarketing personnel, dealers, distributors and wholesale stationers. The Company provides maintenance and repairs on the machines it sells through a trained field service organization and through trained dealers.

     The following table illustrates the ratio of revenue contribution of business machines, supplies and service for the last three fiscal years:

                                                       1996    1995    1994
                                                       -----   ----    ----
        Business machines.........................      29%     24%     25%

        Related supplies and service *............      71%     76%     75%

--------------------
        * Includes ring metal business

The Company has made significant acquisitions during the time period covered by this Filing. For additional information, see Notes 13 and 15 to the Consolidated Financial Statements of the Company's 1996 Annual Report to Stockholders.

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

Materials


     Materials and parts used in the manufacture of GBC's products are available from a number of sources. In general, the Company has not experienced any shortages in materials or parts. During 1994 a worldwide shortage of polyester developed and continued through early 1996. Polyester is used in the manufacture of the Company's film products. Due to the volume of the Company's purchases of polyester and its strong relationships with suppliers; the Company was able to purchase adequate volumes of polyester to meet demand during the shortage.

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

     The Company has registered the GBC, VeloBind and Bates trademarks in the United States and numerous foreign countries and considers those trademarks material to its business. The Company has also registered numerous other important trademarks related to specific products in the United States and many foreign countries, however the Company does not consider its business dependent on any of those trademarks.

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

Research and Development

     Research and development expenditures amounted to approximately $7,249,000 in 1996, $6,218,000 in 1995 and $5,069,000 in 1994. All research is Company funded.

Employees

     As of December 31, 1996, GBC employed 3,543 people worldwide. Employee relations are considered to be excellent.

Geographical Information

     Financial information by geographical area is incorporated herein by reference from page 28-29 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, Note 11.

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

     Major manufacturing is conducted at the following plant locations:

                           APPROXIMATE AREA
                             IN THOUSAND
                           SQ. FT. INCLUDING
        LOCATION           OFFICE SPACE          OWNERSHIP
-----------------------------------------------------------
Northbrook, Illinois            190             GBC owned
Addison, Illinois                91             GBC owned
Sparks, Nevada                   82             Leased
Basingstoke, England             80             Leased
St. Louis, Missouri              73             GBC owned
Lincolnshire, Illinois           64             Leased
Nuevo Laredo, Mexico             49             Leased
Phoenix, Arizona                 40             GBC owned
Amelia, Virginia                 39             GBC owned
Kerkrade, Holland                37             GBC Owned
Auburn Hills, Michigan           35             Leased
Hagerstown, Maryland             33             GBC owned
Madison, Wisconsin               26             Leased
San Jose, Costa Rica             23             Leased
Tornaco, Italy                   22             GBC owned
Noda, Japan                      18             GBC owned
Don Mills, Ontario, Canada       13             Leased


ITEM 3.    LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and neither the Company nor any of its officers or directors are aware of any material contemplated proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF 1996


     None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference from page 17 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, section entitled "Market for Registrant's Common Stock and Related Stockholder Matters" and Note 12 from page 30 of the notes to consolidated financial statements entitled "Quarterly Financial Data".

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference from page 10 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, section entitled "Ten Year Summary - Financial Highlights".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 11 through 13 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Incorporated herein by reference from pages 14 through 32 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required under this Item is contained in the Registrant's 1997 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required under this Item is contained in the Registrant's 1997 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this Item is contained in the Registrant's 1997 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this Item is contained in the Registrant's 1997 Definitive Proxy Statement, which is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of Documents Filed as part of this Report

     The following consolidated statements, schedules and exhibits of General Binding Corporation and its subsidiaries are filed as part of this report:

       (1)  Financial Statements



                                                                  LOCATION
                                                                  --------
       Report of Independent Public Accountants..........  Annual Report Page 32

       Consolidated balance sheets - December 31, 1996
       and 1995..........................................  Annual Report Page 15

       Consolidated statements of income for the years
       ended December 31, 1996, 1995, and 1994...........  Annual Report Page 14

       Consolidated statements of stockholders' equity
       for the years ended December 31, 1996, 1995,
       and 1994..........................................  Annual Report Page 17

       Consolidated statement of cash flows for the
       years ended December 31, 1996, 1995, 1994.........  Annual Report Page 16

       Notes to consolidated financial statements........  Annual Report Pages 18-32



* These consolidated financial statements, related Notes, and Report of Independent Public Accountants, appearing in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, pages 14-32, which are filed as Exhibit 13 to the Form 10-K, are incorporated by reference.

       (2)  Financial statement schedule

                                                                    PAGE NUMBER
                                                                    -----------
          Report of Independent Public Accountants on Schedule.....      9
          II.  Valuation and Qualifying Accounts...................      10

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

            No. 13: Annual Report to Stockholders for the fiscal year
                    ended December 31, 1996 (Pages 10 through 32)

            No. 21: Subsidiaries of the Registrant

            No. 22: Definitive proxy statement to be filed with the
                    Securities and Exchange Commission on or about April 3,
                    1997.

            No. 27: Financial Data Schedule


        (b)  Reports on Form 8-K



     No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES





        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GENERAL BINDING CORPORATION




                               By:  /s/        GOVI C. REDDY
                                    --------------------------------------
                                                Govi C Reddy
                                             President and Chief
                                              Executive Officer




                               By:  /s/       EDWARD J. MCNULTY
                                    ---------------------------------------
                                             Edward J. McNulty
                                             Vice President and Chief
                                             Financial Officer



Dated:  March 26, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/      WILLIAM N. LANE III      Chairman of the Board        March 26, 1997
  -------------------------------      and Director
           William N. Lane III



  /s/        GOVI C. REDDY          President, Chief Executive   March 26, 1997
  -------------------------------      Officer and Director
             Govi C. Reddy



  /s/     ARTHUR C. NIELSEN, JR.
  -------------------------------   Director                     March 26, 1997
          Arthur C. Nielsen, Jr.



  /s/       THOMAS V. KALEBIC       Director                     March 26, 1997
  -------------------------------
            Thomas V. Kalebic



  /s/       WARREN R. ROTHWELL      Director                     March 26, 1997
  --------------------------------
            Warren R. Rothwell

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





        As independent public accountants, we hereby consent to the incorporation of our reports in this Form 10-K, into the Company's previously filed Registration Statement File No. 2-70047. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1996 or performed any audit procedures subsequent to the date of our report.





                                                            Arthur Andersen LLP





Chicago, Illinois,
March 26, 1997.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


        We have audited in accordance with generally accepted auditing standards, the financial statements included in General Binding Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             Arthur Andersen LLP



Chicago, Illinois,
January 31, 1997.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)


ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS



     Changes in the allowances for doubtful accounts and sales returns were as follows:

                                          1996        1995     1994
                                        -------     -------   -------
Balance at beginning of year            $ 5,186     $ 4,840   $ 4,821
Additions charged to expense              3,118       1,729     1,804
Deductions -  write offs.                (1,788)     (1,203)   (1,643)
Other *                                     (92)       (180)     (142)
                                        -------     -------   -------
Balance at end of year                  $ 6,424     $ 5,186   $ 4,840
                                        =======     =======   =======

  * Amounts primarily relate to the effects of foreign currency exchange rate changes as well as the acquisition of Sickinger in 1994 and ProTech in 1996.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS





Exhibit No. and
Applicable Section
of Item 601 of
Regulation S-K
-------------------
       3 Certificate of Incorporation, as amended May 11, 1988, filed as Exhibit 3 to the Company's 1993 Annual Report on Form 10-K, and incorporated herein by reference.

       4 Consent agreement to provide the Commission upon written request a copy of the Registrant's long-term debt agreements included herein.

      13 Annual Report to Stockholders for the fiscal year ended December 31, 1996 (Pages 10 through 32) included herein.

      21               Subsidiaries of the Registrant included herein.

      22 Definitive proxy statement to be filed with the Securities and Exchange Commission on or about
                       April 3, 1997, and incorporated herein by reference.

      27               Financial Data Schedule included herein.