Form 10-Q
period 1997-03-31
GENERAL BINDING CORP
filed 1997-05-15
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

        (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  March 31, 1997
                                        --------------

                                      or

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    -----------------
                Commission File Number     0-2604
                                       ---------------

                         GENERAL BINDING CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        36-0887470
----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


One GBC Plaza, Northbrook, Illinois                           60062
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (847) 272-3700
                                                    ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X       No
                                    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                         Class               Outstanding at  April 30, 1997
---------------------------------------      ------------------------------
Common Stock            $.125 par value            13,365,497 shares
Class B - Common Stock  $.125 par value             2,398,275 shares


                          GENERAL BINDING CORPORATION

                                     INDEX




PART I. Financial Information                                                Page No.

                        Consolidated Condensed Balance Sheets -                 1
                        March 31, 1997 and December 31, 1996

                        Consolidated Condensed Statements of Income -           2
                        Three Months Ended March 31, 1997 and 1996

                        Consolidated Condensed Statements of Cash Flows -       3
                        Three Months Ended March 31, 1997 and 1996

                        Notes to Consolidated Condensed                         4
                        Financial Statements

                        Management's Discussion and Analysis of                 7
                        Financial Condition and Results of
                        Operations


PART II.        Other Information                                               9


                        Signature                                               10

                        PART I. FINANCIAL INFORMATION

                 GENERAL BINDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000 OMITTED)



                                                   March 31,     December 31,
                                                     1997            1996
ASSETS                                            (unaudited)
                                                  -----------    ------------

Current assets:
  Cash and cash equivalents                        $  7,444        $  6,721
  Receivables, net                                  143,649         115,865
  Inventories -
    Raw materials                                    32,880          21,198
    Work in process                                  11,501           7,410
    Finished goods                                   78,738          68,126
                                                  ---------       ---------

       Total inventories                            123,119          96,734

  Deferred tax assets                                11,784          11,453
  Other                                              12,074           6,441
                                                  ---------       ---------

       Total current assets                         298,070         237,214
                                                  ---------       ---------

Property, plant and equipment                       183,000         140,951
  Less - accumulated depreciation
    and amortization                                (74,589)        (71,940)
                                                  ---------       ---------

       Net property, plant and equipment            108,411          69,011
                                                  ---------       ---------

Other long-term assets:
  Cost in excess of fair value of assets
   of acquired companies, net of amortization       186,710          43,510
  Other                                              46,255          43,971
                                                  ---------       ---------

       Total other long-term assets                 232,965          87,481
                                                  ---------       ---------

Total assets                                       $639,446        $393,706
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                    $ 50,075        $ 31,700
  Current maturities of long-term obligations           627             483
  Accounts payable                                   34,757          28,506
  Accrued liabilities                                57,904          51,440
                                                  ---------       ---------

       Total current liabilities                    143,363         112,129
                                                  ---------       ---------

Long-term debt                                      298,832          87,029

Other long-term liabilities                          10,060          10,229
Deferred tax liabilities                             12,110          12,187

Stockholders' equity:
  Common stock                                        1,962           1,962
  Class B common stock                                  300             300
  Additional paid-in capital                          9,031           8,564
  Cumulative translation adjustments                 (5,145)         (3,035)
  Retained earnings                                 191,700         186,663
                                                    197,848         194,454
                                                  ---------       ---------
  Less - Treasury stock                             (22,767)        (22,322)
                                                  ---------       ---------

       Total stockholders' equity                   175,081         172,132
                                                  ---------       ---------

Total liabilities and stockholders' equity         $639,446        $393,706
                                                  =========       =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (000 Omitted Except Per Share Data)



                                              Three Months Ended
                                                    March 31
                                              1997          1996
                                              ----          ----
Sales                                       $180,505     $126,346

Costs and expenses:

    Cost of sales, including research,
    development and engineering              104,569       75,677

    Selling, service and administrative       57,333       39,145

    Interest expense                           5,228        1,330

    Other expense, net                         2,089           15
                                            --------     --------
      Total costs and expenses               169,219      116,167
                                            --------     --------
Income before taxes                           11,286       10,179

Income taxes                                   4,514        4,173
                                            --------     --------

Net income                                  $  6,772     $  6,006
                                            ========     ========
Net income per common share                 $    .43     $    .38
                                            ========     ========

Dividends per common share                  $    .11     $   .105
                                            ========     ========

Average common shares outstanding             15,761       15,739
                                            ========     ========




The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (000 OMITTED)

                                                                        Three Months Ended
                                                                              March 31
                                                                        1997          1996
                                                                        ----          ----
Cash flows from operating activities:
  Net income                                                             $6,772       $ 6,004
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         7,016         3,264
    (Decrease) in noncurrent deferred tax liabilities                       (77)          (41)
    Provision for doubtful accounts                                         601           671
    Decrease (increase) in other long-term assets                        (1,334)         (977)
    Other                                                                   215            46
    Changes in current assets and liabilities:
      (Increase) in receivables                                         (10,264)      (12,936)
      (Increase) in inventories                                          (4,349)        1,292
      (Increase) decrease in deferred tax assets                           (415)         (346)
      (Increase) decrease in other current assets                        (5,162)       (1,649)
      (Decrease) increase in accounts payable and
         accrued expenses                                                (2,369)        1,495
      Increase in taxes on income                                         1,792         1,829
      Increase (decrease) in deferred income on
           service agreements                                               236        (1,582)
                                                                      ---------       -------
        Net cash provided by (used in)
        operating activities                                             (7,338)       (2,930)
                                                                      ---------       -------

Cash flows from investing activities:
  Purchase of acquisitions, net of cash acquired                       (214,999)      (18,141)
  Capital expenditures                                                   (6,219)       (6,946)
  Proceeds from sale of plant and equipment                                -               39
                                                                      ---------       -------
        Net cash (used in) investing activities                        (221,218)      (25,048)
                                                                      ---------       -------
Cash flows from financing activities:
  Increase (reduction) in notes payable                                  19,159        11,584
  Increase (reduction) in current portion of
     long-term obligations                                                   88           (13)
  Increase in long-term obligations                                     212,000        17,824
  Dividends paid                                                         (1,735)       (1,640)
  Purchases of treasury stock                                              (517)       (1,322)
  Proceeds from the exercise of stock options                               539         1,076
                                                                      ---------       -------
        Net cash provided by (used in)
        financing activities                                            229,534        27,509
                                                                      ---------       -------
  Effect of exchange rates on cash                                         (225)           14
                                                                      ---------       -------
        Net increase (decrease) in cash
        and cash equivalents                                                723          (455)

Cash and cash equivalents at beginning of the year                        6,721         6,864
                                                                      ---------       -------
Cash and cash equivalents at March 31                                    $7,444       $ 6,409
                                                                      =========       =======

Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Period for:
    Interest                                                             $2,952       $ 1,194
    Income taxes, net of refunds                                          4,123         1,772

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of March 31, 1997 and December 31, 1996, and the results of their operations for the three months ended March 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                                                Foreign Currency
                                                  Transaction
                                                 Gain/(Loss)(a)
                                                ----------------
        Three months ended March 31, 1997       $       (76,000)
                                                ================
        Three months ended March 31, 1996       $       114,000
                                                ================

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3)    Other Expense

       Included in other expense is amortization of goodwill. Such amortization was $1,595K and $306K for the three month periods ending March 31, 1997 and 1996, respectively.

(4) Long-Term Debt


    Long-term debt consists of the following:                   (000 OMITTED)
                                                           MARCH 31,  DECEMBER 31,
                                                             1997         1996
                                                          ----------  ------------
    Revolving Credit Agreement-portion classified as
      long-term on the basis of the Company's
      intention to refinance these borrowings
      (weighted average interest rate 6.23% at
      March 31, 1997 and 6.08% at December 31, 1996)       $282,800        $70,700

    Note Payable, due monthly from November, 1994
      to October, 2004 (interest rate 8.85% at
      March 31, 1997 and December 31, 1996)                   2,318          2,637

    Term Loan, maturity date June, 2000
      (interest rate 7.05% at March 31, 1997 and
      at December 31, 1996)                                   1,709          1,883

    Industrial Revenue Bond, due annually from July, 1994
      to July 2008 (floating interest rate 3.30% at
      March 31, 1997 and 4.00% at December 31, 1996)          2,050          2,050

    Industrial Revenue Bond, due annually from
      June, 2002 to June, 2007 (floating
      interest rate 3.70% at March 31, 1997
      and 4.35% at December 31, 1996)                         1,050          1,050

    Industrial Revenue Bond, maturity date,
    March, 2026 (floating interest rate 3.65% at
    March 31, 1997 and 4.30% at December 31, 1996)            5,724          5,724

    Industrial Revenue Bond, semi-annual payments
    October, 1987 to October 1999 (interest rate 6.88%
    at March 31, 1997)                                          500           ----

    International
     Australia Revolving Credit Agreement (floating
      interest rate 6.80% at March 31, 1997 and
      7.85% at December 31, 1996)                             3,308          3,468
                                                           --------        -------
                                                            299,459         87,512

     Less current maturities                                   (627)          (483)
                                                           --------        -------

      Total Long-Term Debt                                 $298,832        $87,029
                                                           ========        =======


(5)             Net Income per Common Share

                Net income per common share is based on the weighted average number of common shares outstanding during the period. Assuming exercise of all outstanding options pursuant to the Company's stock option plans for key employees, net income per common share would not be materially different from net income per common share as reported.

(6)             Subsequent Events

                On April 23, 1997, the Company announced it has completed the purchase of Baker School Specialty Co., Inc. for an undisclosed amount of cash. Located in Orange, Massachusetts, Baker manufactures and distributes office and school supplies. The Company expects to leverage Baker's distribution capabilities to further strengthen its position in the office products market. Baker's sales in 1996 were approximately $17 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
        The Company's first quarter 1997 sales increased 43% compared to the prior year. Excluding the January 1997 acquisition of Quartet, the Company's sales increased 11%. The most significant factors contributing to the sales growth were the acquisition of Quartet and increases in the Company's worldwide direct branch/telemarketing and office products/dealer businesses.

        Significant increases in the following product lines helped to achieve the first quarter sales increase: a) shredders; b) laminating film and pouches;
c) graphics products; d) binding equipment; and e) commercial and office laminating equipment.

        Gross profit margins increased approximately 2 percentage points from the prior year. The gross margin improvement was realized in all of the Company's major channels of distribution with the exception of GBC's domestic film products division. In addition, the margin improvement was enhanced by the inclusion of Quartet in GBC's family of businesses. The two most significant factors impacting the domestic film products division margin were: 1) the inefficiencies associated with the start-up of the new Hagerstown, Maryland film manufacturing facility and 2) competitive pricing pressures in the domestic market.

        Selling, service, and administrative expenses increased 43.4% in the first quarter. The most significant reasons for the increase were the inclusion of Quartet, increased sales volume, and expenses associated with the implementation of the Company's domestic business information system. Without the impact of Quartet, expenses increased 11.3% over the prior year and were flat as a percentage of sales.

        Interest expense for the first quarter of 1997 increased to $5.2 million compared to $1.3 million. The primary reasons for the increase were higher average debt levels as a result of the financing of the Quartet acquisition, higher levels of receivables and inventories, and a higher overall effective borrowing rate.

        Other expense for the first quarter was $2,089,000 compared to $15,000 in 1996. The primary factors affecting the change were: a) increased amortization of goodwill as a result of the Quartet acquisition and b)
currency losses in 1997 compared to gains in 1996.   Further, the Company's
1996 results were significantly impacted by a gain on the sale of a parcel of land in Japan.

Liquidity and Capital Resources

        Cash used in the first quarter by operating activities was $7.3 million compared to cash used of $2.9 million in 1996. The use of cash during the first quarter of 1997 resulted from higher levels of receivables, inventories, and advances on product purchased from overseas vendors.

        Capital expenditures were $6.2 million compared to $6.9 million in the first quarter of 1996. Major expenditures in 1997 include the continued development of the company's domestic business information system, the development of a European business information system, and various projects for Quartet.

        Cash dividends paid during the first quarters of 1997 and 1996 were $.110 and $.105 per share, respectively.

        As of March 31, 1997, the Company had access to a $400 million revolving credit facility as well as various other smaller, short-term international and domestic lines of credit. The revolving credit facility was established on January 13, 1997 with a group of domestic and international banks and contains, among other things, certain restrictive covenants which require the Company to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage. As of March 31, 1997, the Company had $289.7 million and $43.2 million outstanding under the revolving facility and the short-term lines of credit, respectively.

        The Company believes that funds generated from operations combined with existing credit facilities are sufficient to meet currently anticipated capital and operating requirements.

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


                                        GENERAL BINDING CORPORATION
                                        AND SUBSIDIARIES




                                            /s/ Edward J. McNulty
                                        By_____________________
                                          Edward J. McNulty
                                          Vice President and
                                          Chief Financial Officer