Form 10-Q
period 1997-06-30
GENERAL BINDING CORP
filed 1997-08-14
CIK 40461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

      (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________to _________________

                  Commission File Number 0-2604

                           GENERAL BINDING CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          DELAWARE                                      36-0887470
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One GBC Plaza, Northbrook, Illinois                       60062
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (847) 272-3700
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

                                    Yes  X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                             Outstanding at  July 31, 1997
------------------------------------------         -----------------------------
Common Stock               $.125 par value              13,358,002 shares
Class B - Common Stock     $.125 par value              2,398,275  shares

                           GENERAL BINDING CORPORATION

                                      INDEX




PART I.  Financial Information                                      Page No.
                                                                    --------
           Consolidated Condensed Balance Sheets -                      1
           June 30, 1997 and December 31, 1996

           Consolidated Condensed Statements of Income -                2
           Three and Six Months Ended
           June 30, 1997 and 1996

           Consolidated Condensed Statements of Cash Flows -            3
           Six Months Ended June 30, 1997 and 1996

           Notes to Consolidated Condensed                              4
           Financial Statements

           Management's Discussion and Analysis of                      7
           Financial Condition and Results of
           Operations


PART II. Other Information                                              10

                           Signature                                    11

                          PART I. FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (000 OMITTED)

                                                         June 30,    December 31,
                                                           1997         1996
                                                         (unaudited)
                                                        -----------   -----------
                  ASSETS
Current assets:
     Cash and cash equivalents                          $   9,100    $   6,721
     Receivables, net                                     146,963      115,865
     Inventories -
         Raw materials                                     38,225       21,198
         Work in process                                   12,462        7,410
         Finished goods                                    91,691       68,126
                                                        ---------    ---------
              Total inventories                           142,378       96,734
     Deferred tax assets                                   12,673       11,453
     Other                                                 11,452        6,441
                                                        ---------    ---------
              Total current assets                        322,566      237,214
                                                        ---------    ---------

Property, plant and equipment                             189,968      140,951
     Less - accumulated depreciation and amortization     (77,891)     (71,940)
                                                        ---------    ---------
              Net property, plant and equipment           112,077       69,011
                                                        ---------    ---------
Other long-term assets:
     Cost in excess of fair value of assets
       of acquired companies, net of amortization         197,237       43,510
     Other                                                 47,976       43,971
                                                        ---------    ---------
         Total other long-term assets                     245,213       87,481
                                                        ---------    ---------
Total assets                                            $ 679,856    $ 393,706
                                                        =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                      $  50,279    $  31,700
     Current maturities of long-term obligations              625          483
     Accounts payable                                      35,906       28,506
     Accrued liabilities                                   64,390       51,440
                                                        ---------    ---------
         Total current liabilities                        151,200      112,129
                                                        ---------    ---------

Long-term debt                                            323,731       87,029

Other long-term liabilities                                10,612       10,229
Deferred tax liabilities                                   12,045       12,187

Stockholders' equity:
     Common stock                                           1,962        1,962
     Class B common stock                                     300          300
     Additional paid-in capital                             9,037        8,564
     Cumulative translation adjustments                    (3,434)      (3,035)
     Retained earnings                                    197,176      186,663
                                                        ---------    ---------
                                                          205,041      194,454
     Less - Treasury stock                                (22,773)     (22,322)
                                                        ---------    ---------
          Total stockholders' equity                      182,268      172,132
                                                        ---------    ---------
Total liabilities and stockholders' equity              $ 679,856    $ 393,706
                                                        =========    =========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                       (000 OMITTED Except Per Share Data)



                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30               JUNE 30
                                             1997       1996       1997       1996
                                           --------   --------   --------   --------
Sales                                      $187,436   $135,338   $367,937   $261,684

Costs and expenses:

     Cost of sales, including research,
     development and engineering            106,289     79,766    210,853    155,443

     Selling, service and administrative     60,652     42,287    117,987     81,433

     Interest expense                         6,193      1,533     11,421      2,863

     Other expense, net                       2,284        682      4,372        697
                                           --------   --------   --------   --------

         Total costs and expenses           175,418    124,268    344,633    240,436
                                           --------   --------   --------   --------

Income before taxes                          12,018     11,070     23,304     21,248

Income taxes                                  4,807      4,539      9,321      8,712
                                           --------   --------   --------   --------

Net income                                 $  7,211   $  6,531   $ 13,983   $ 12,536
                                           ========   ========   ========   ========

Net income per common share                $    .46   $    .42   $    .89   $    .80
                                           ========   ========   ========   ========

Dividends per common share                 $    .11   $   .105   $    .22   $    .21
                                           ========   ========   ========   ========

Average common shares outstanding            15,764     15,743     15,762     15,741
                                           ========   ========   ========   ========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (000 OMITTED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                                1997         1996
                                                             ---------    ---------
Cash flows from operating activities:
     Net income                                              $  13,982    $  12,536
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                          13,740        6,986
         (Decrease) increase in noncurrent deferred
           tax liabilities                                        (142)         258
         Provision for doubtful accounts                         1,247          954
         Decrease (increase) in other long-term assets          (3,353)      (1,511)
         Other                                                   2,921         (551)
         Changes in current assets and liabilities:
              (Increase) in receivables                        (10,827)     (19,773)
              (Increase) in inventories                        (21,812)      (4,917)
              (Increase) decrease in deferred tax assets        (1,386)        (450)
              (Increase) decrease in other current assets       (4,273)      (2,997)
              Increase (decrease) in accounts payable and
                 accrued expenses                                4,779        6,723
              Increase in taxes on income                          860        1,037
              Increase (decrease) in deferred income on
                 service agreements                                 97          (26)
                                                             ---------    ---------
                   Net cash provided by (used in)
                   operating activities                          4,167       (1,731)
                                                             ---------    ---------

Cash flows from investing activities:
         Purchase of acquisitions, net of cash acquired       (232,381)     (18,933)
         Capital expenditures                                  (13,353)     (14,834)
         Proceeds from sale of plant and equipment                 -            927
                                                             ---------    ---------
                   Net cash (used in) investing activities    (245,734)     (32,840)
                                                             ---------    ---------


Cash flows from financing activities:
         Increase (reduction) in notes payable                  19,274       17,451
         Increase (reduction) in current portion of
            long-term obligations                                  164          -
         Increase in long-term obligations                     237,086       20,565
         Dividends paid                                         (3,468)      (3,306)
         Purchases of treasury stock                              (524)      (1,338)
         Proceeds from the exercise of stock options               546        1,090
                                                             ---------    ---------
                   Net cash provided by (used in)
                   financing activities                        253,078       34,462
                                                             ---------    ---------
         Effect of exchange rates on cash                         (798)         (37)
                                                             ---------    ---------
                   Net increase (decrease) in cash
                   and cash equivalents                          2,379         (146)

Cash and cash equivalents at beginning of the year               6,721        6,864
                                                             ---------    ---------
Cash and cash equivalents at June 30                         $   9,100    $   6,718
                                                             =========    =========

Supplemental Disclosure of Cash Flow Information
         Cash Paid During the Period for:
              Interest                                       $   8,838    $   2,097
              Income taxes, net of refunds                       7,764        6,538



The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of June 30, 1997 and December 31, 1996, and the results of their operations for the six months ended June 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                                       Foreign Currency
                                          Transaction
                                         Gain/(Loss)(a)
                                       ----------------
     Three months ended June 30, 1997      $ (32,000)
                                           =========
     Three months ended June 30, 1996      $ 116,000
                                           =========

     Six months ended June 30, 1997        $(108,000)
                                           =========
     Six months ended June 30, 1996        $ 230,000
                                           =========

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3)    Other Expense

Included in other expense is amortization of goodwill. Such amortization for the second quarter and the first six months of 1997 were $1,669K and $3,264K compared to $474K and $780K for 1996.

(4)      Long-Term Debt

         Long-term debt consists of the following:                                      (000 OMITTED)
                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     1997            1996
                                                                                   ---------      ----------
         Revolving Credit Agreement-portion classified as
           long-term on the basis of the Company's
           intention to refinance these borrowings
           (weighted average interest rate 6.47% at
           June 30, 1997 and 6.08% at December 31, 1996)                           $ 306,101       $  70,700

         Note Payable, due monthly from November, 1994
           to October, 2004 (interest rate 8.85% at
           June 30, 1997 and December 31, 1996)                                        2,222           2,637

         Term Loan, maturity date June, 2000 (interest rate 7.05% at
           June 30, 1997 and at December 31, 1996)                                     1,693           1,883

          Industrial Revenue Bond, due annually from July, 1994
            to July 2008 (floating interest rate 4.20% at June 30, 1997
            and 4.00% at December 31, 1996)                                            2,050           2,050

          Industrial Revenue Bond, due annually from June, 2002 to
            June, 2007 (floating interest rate 4.20% at June 30, 1997
            and 4.35% at December 31, 1996)                                            1,050           1,050

          Industrial Revenue Bond, maturity date,
            March, 2026 (floating interest rate 4.25% at
            June 30, 1997 and 4.30% at December 31, 1996)                              7,510           5,724

          Industrial Revenue Bond, semi-annual payments
            October, 1987 to October 1999 (interest rate 6.88%
            at June 30, 1997)                                                            500          ----

         International
           Australia Revolving Credit Agreement (floating
           interest rate 6.80% at June 30, 1997 and
           7.85% at December 31, 1996)                                                 3,230           3,468
                                                                                   ---------       ---------
                                                                                     324,356          87,512

                  Less current maturities                                               (625)           (483)
                                                                                   ---------       ---------
                   Total Long-Term Debt                                            $ 323,731       $  87,029
                                                                                   =========       =========

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

(7)      Amendment to the Certificate of Incorporation

         On May 13, 1997 the Company's shareholders approved an amendment to the Company's Certificate of Incorporation changing our authorized share capital. The Company now is authorized to issue up to 40,000,000 Common Shares and 4,796,550 Class B Common Stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Sales

         The Company's sales for the second quarter and six month periods increased 38% and 41%, respectively, when compared to the same periods in the prior year. Excluding the acquisitions of Quartet and Baker, the Company's sales increased 9% and 10%, respectively. Revenues increased in nearly all of the Company's operations during both periods. Revenue increases were as follows:

                                                    Three month  Six month
                                                       period     period
                                                    -----------  ---------
         Domestic binding and laminating products         4%        4%
         America's (Canadian Direct, Mexican, and
                    Latin American Operations)           33%       31%
         International (European and Far East
                    Subsidiaries and Export)              9%        5%
         Film Products Division                           9%        8%
         Office Products Division (excluding
                    Quartet and Baker acquisitions)      21%       31%

The rate of growth of sales for the Office Products Division is less in the second quarter of 1997 due to the seasonal nature of personal shredder sales.

      Gross Profits

         Gross profit margins increased 1.8 and 1.9 percentage points, respectively. Excluding the acquisitions of Quartet and Baker, gross profit margins increased less than .5 percent for both periods. Increased gross profit margins in the Company's core Domestic businesses, the America's and the Office Product Division were offset by lower gross margins in the Film Product Division. Gross profit margins in the Company's International operations were negatively impacted by the strength of the U.S. Dollar compared to foreign currencies. The Film Products Division encountered severe competitive pricing pressures, resulting in significantly lower gross profit margins.

      Selling, Service, and Administrative Expenses

         Expenses increased 43.4% and 44.9% for the three and six month periods, respectively. The primary reason for the increase was higher sales volumes and the inclusion of Quartet and Baker. Expenses as a percentage of sales increased
1.2 percentage points for the three month period and were flat for the six month period. The primary reasons for the increase were expenses associated with the implementation of the Company's Domestic business information system and higher operating expenses in the Film Products Division. The expense growth in the Film Products Division has been caused by increasing unit sales at lower prices. As a result, expense growth has exceeded revenue growth.

     Interest Expense

         Interest expense for the second quarter and six months period of 1997 were $6.2 million and $11.4 million compared to $1.5 million and $2.9 million for 1996. The primary reasons for the increase were higher average debt levels as a result of the financing of the acquisitions, and higher levels of receivables and inventories.

     Other Expense

         Other expense for the second quarter was $2,284,000 compared to $682,000 in 1996. The primary factors affecting the change were: a) increased amortization of goodwill as a result of the Quartet and Baker acquisitions and
b) currency losses in 1997 compared to gains in 1996. Other expense for the six month period was $4,372,000 compared to $697,000 in 1996. The unfavorable impact was due to the costs associated with the acquisitions and the currency losses compared to the gains in 1996. Further, the Company's 1996 results were positively impacted by a gain on the sale of a parcel of land in Japan.

     Income Taxes

         The Company's overall effective income tax rate for the three and six month periods in 1997 was 40.0% compared to 41.0% in the prior year. The decrease in the effective rate resulted from international tax strategies which effectively lowered the Company's rate. The impact of the tax strategies was negatively impacted by losses in certain European subsidiaries for which the Company receives no tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $4.2 million compared to $1.7 million in 1996. The use of cash in 1997 primarily resulted from overall higher levels of receivables and inventories, including those generated by Quartet and Baker since the dates of acquisition. In addition, cash was used for advances on product purchased from overseas vendors.

         Net cash flows used in investing activities amounted to $245.7 million through the second quarter of 1997. Capital expenditures for the second quarter and the first six months of 1997 were $7.1 million and $13.4 million, respectively, compared to $7.9 million and $14.9 million, respectively, for the same periods in 1996. Major expenditures in 1997 include the continued development of the company's domestic business information system, the development of a European business information system, construction of facilities to support the integration of the GBC Office Product business into Quartet, and construction of the Company's new Midwest supplies facility in Wisconsin.

         Cash dividends paid during the second quarter and the first six months of 1997 were $.110 and $.220 per share while dividends for the comparable periods in 1996 were $.105 and $.210 per share, respectively.

         As of June 30, 1997, the Company had access to a $400 million revolving credit facility as well as various other smaller, short-term international and domestic lines of credit. The revolving credit facility was established on January 13, 1997 with a group of domestic and international banks and contains, among other things, certain restrictive covenants which require the Company to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage. As of June 30, 1997, the Company had $312.9 million and $43.2 million outstanding under the revolving facility and the short-term lines of credit, respectively.

         The Company believes that funds generated from operations combined with its credit facilities are sufficient to meet currently anticipated capital and operating requirements.

                           PART II. OTHER INFORMATION




Item 5:   Exhibits

          (a)     Exhibits:  None

          (b)     Reports on Form 8-K: None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENERAL BINDING CORPORATION
                                       AND SUBSIDIARIES





                                       By________________________
                                         William R. Chambers, Jr.
                                         Vice President and
                                         Chief Financial Officer