Form 10-Q/A
period 1997-06-30
GENERAL BINDING CORP
filed 1997-08-15
CIK 40461

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                 Amendment #1

                                      to

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

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (000 OMITTED)


                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                                1997         1996
                                                             ---------    ---------
Cash flows from operating activities:
     Net income                                              $  13,982    $  12,536
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                          13,740        6,986
         (Decrease) increase in noncurrent deferred
           tax liabilities                                        (142)         258
         Provision for doubtful accounts                         1,247          954
         Decrease (increase) in other long-term assets          (3,353)      (1,511)
         Other                                                   2,921         (551)
         Changes in current assets and liabilities:
              (Increase) in receivables                        (10,827)     (19,773)
              (Increase) in inventories                        (21,812)      (4,917)
              (Increase) decrease in deferred tax assets        (1,386)        (450)
              (Increase) decrease in other current assets       (4,273)      (2,997)
              Increase (decrease) in accounts payable and
                 accrued expenses                                4,779        6,723
              Increase in taxes on income                          860        1,037
              Increase (decrease) in deferred income on
                 service agreements                                 97          (26)
                                                             ---------    ---------
                   Net cash provided by (used in)
                   operating activities                         (4,167)      (1,731)
                                                             ---------    ---------

Cash flows from investing activities:
         Purchase of acquisitions, net of cash acquired       (232,381)     (18,933)
         Capital expenditures                                  (13,353)     (14,834)
         Proceeds from sale of plant and equipment                 -            927
                                                             ---------    ---------
                   Net cash (used in) investing activities    (245,734)     (32,840)
                                                             ---------    ---------


Cash flows from financing activities:
         Increase (reduction) in notes payable                  19,274       17,451
         Increase (reduction) in current portion of
            long-term obligations                                  164          -
         Increase in long-term obligations                     237,086       20,565
         Dividends paid                                         (3,468)      (3,306)
         Purchases of treasury stock                              (524)      (1,338)
         Proceeds from the exercise of stock options               546        1,090
                                                             ---------    ---------
                   Net cash provided by (used in)
                   financing activities                        253,078       34,462
                                                             ---------    ---------
         Effect of exchange rates on cash                         (798)         (37)
                                                             ---------    ---------
                   Net increase (decrease) in cash
                   and cash equivalents                          2,379         (146)

Cash and cash equivalents at beginning of the year               6,721        6,864
                                                             ---------    ---------
Cash and cash equivalents at June 30                         $   9,100    $   6,718
                                                             =========    =========

Supplemental Disclosure of Cash Flow Information
         Cash Paid During the Period for:
              Interest                                       $   8,838    $   2,097
              Income taxes, net of refunds                       7,764        6,538




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


                                       GENERAL BINDING CORPORATION
                                       AND SUBSIDIARIES




                                       By /s/ William R. Chambers, Jr.
                                          ----------------------------
                                          William R. Chambers, Jr.
                                          Vice President and
                                          Chief Financial Officer