Form 10-Q
period 1997-09-30
GENERAL BINDING CORP
filed 1997-11-13
CIK 40461

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________to _________________

           Commission File Number         0-2604
                                 ------------------------

                          GENERAL BINDING CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                         36-0887470
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


One GBC Plaza, Northbrook, Illinois                     60062
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:      (847) 272-3700
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

                               Yes    X       No
                                   -----         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.



Class                                                    Outstanding at  October 31, 1997
-------------------------------------------------------------------------------------------
Common Stock                   $.125 par value                13,357,257 shares
Class B - Common Stock         $.125 par value                 2,398,275 shares

                          GENERAL BINDING CORPORATION

                                     INDEX





PART I.   Financial Information                                   Page No.
                                                              --------------

               Consolidated Condensed Balance Sheets -                1
               September 30, 1997 and December 31, 1996

               Consolidated Condensed Statements of Income -          2
               Three and Nine Months Ended
               September 30, 1997 and 1996

               Consolidated Condensed Statements of Cash Flows -      3
               Nine Months Ended September 30, 1997 and 1996

               Notes to Consolidated Condensed                        4
               Financial Statements

               Management's Discussion and Analysis of                7
               Financial Condition and Results of
               Operations


PART II.  Other Information                                          10


               Signature                                             11

                         PART I. FINANCIAL INFORMATION

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000   OMITTED)


                                                            September 30,     December 31,
                                                               1997               1996
ASSETS                                                      (unaudited)
------------------------                                   --------------     -------------
Current assets:
   Cash and cash equivalents                                $  7,528           $  6,721
   Receivables, net                                          148,443            115,865
   Inventories -
      Raw materials                                           38,236             21,198
      Work in process                                         14,111              7,410
      Finished goods                                          99,105             68,126
                                                            --------            --------
          Total inventories                                  151,452             96,734
    Deferred tax assets                                       12,411             11,453
    Other                                                      9,603              6,441
                                                            --------            --------
         Total current assets                                329,437            237,214
                                                            --------            --------
Property, plant and equipment                                194,186            140,951
   Less - accumulated depreciation and amortization          (79,638)           (71,940)
                                                            --------            --------
           Net property, plant and equipment                 114,548             69,011
                                                            --------           --------
Other long-term assets:
   Cost in excess of fair value of assets
    of acquired companies, net of amortization               197,338             43,510
   Other                                                      47,334             43,971
                                                            --------           --------
     Total other long-term assets                            244,672             87,481
                                                            --------           --------
Total assets                                                $688,657           $393,706
                                                            ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable                                            $57,161            $31,700
    Current maturities of long-term obligations                  690                483
    Accounts payable                                          38,604             28,506
    Accrued liabilities                                       62,921             51,440
                                                            --------           --------
        Total current liabilities                            159,376            112,129
                                                            --------           --------

Long-term debt                                               321,631             87,029

Other long-term liabilities                                   10,777             10,229
Deferred tax liabilities                                      12,129             12,187

Stockholders' equity:
    Common stock                                               1,962              1,962
    Class B common stock                                         300                300
    Additional paid-in capital                                 9,168              8,564
    Cumulative translation adjustments                        (5,819)            (3,035)
    Retained earnings                                        202,298            186,663
                                                            --------           --------
                                                             207,909            194,454

    Less - Treasury stock                                    (23,165)           (22,322)
                                                            --------           --------
           Total stockholders' equity                        184,744            172,132
                                                            --------           --------
Total liabilities and stockholders' equity                  $688,657           $393,706
                                                            ========           ========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000 OMITTED Except Per Share Data)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30                      SEPTEMBER 30
                                                 1997          1996               1997          1996
                                                 ----          ----               ----          ----
 Sales                                        $196,613       $132,996            $564,555       $394,680

 Costs and expenses:

    Cost of sales, including research,
    development and engineering                112,458         77,891             323,315        233,334

    Selling, service and administrative         62,407         42,790             180,398        124,218

    Interest expense                             6,543          1,526              17,969          4,389

    Other expense, net                           3,167            723               7,543          1,425
                                               --------       --------            --------       --------

       Total costs and expenses                184,575        122,930             529,225        363,366
                                               --------       --------            --------       --------

 Income before taxes                            12,038         10,066              35,330         31,314

 Income taxes                                    5,168          4,127              14,489         12,839
                                               --------       --------            --------       --------

 Net income                                     $6,870         $5,939             $20,841        $18,475
                                               ========       ========            ========       ========

 Net income per common share                  $    .44       $    .37            $   1.32        $  1.17
                                               ========       ========            ========       ========

Dividends per common share                    $    .11       $    .11            $     .33       $   .32
                                               ========       ========            ========       ========
Average common shares outstanding               15,758         15,743               15,760        15,742
                                               ========       ========            ========       ========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000   OMITTED)



                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                        1997                   1996
                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                           $20,841              $18,475
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                      20,886               10,735
      Increase in noncurrent deferred tax liabilities                        54                  262
      Provision for doubtful accounts                                     1,921                1,700
      Increase in other long-term assets                                 (4,781)              (1,216)
      Other                                                               1,223                 (744)

   Changes in current assets and liabilities:
         Increase in receivables                                        (14,040)             (22,098)
         Increase in inventories                                        (31,425)             (12,778)
         Increase in deferred tax assets                                 (1,080)                (448)
         Increase in other current assets                                (2,555)              (2,381)
         Increase in accounts payable and
           accrued expenses                                               4,524                5,975
         Increase in taxes on income                                      2,705                4,185
         Increase in deferred income on
                   service agreements                                       469                    -
                                                                       --------             ---------
             Net cash (used in) provided by
              operating activities                                       (1,258)               1,667
                                                                       --------             ---------
Cash flows from investing activities:
       Payments on acquisitions, net of cash acquired                  (234,506)             (18,933)
       Capital expenditures                                             (20,157)             (22,539)
       Proceeds from sale of plant and equipment                              -                1,399
                                                                       --------             ---------
               Net cash (used in) investing activities                 (254,663)             (40,073)
                                                                       --------             ---------
Cash flows from financing activities:
         Increase in notes payable                                       26,645               13,216
         Increase in current portion of
          long-term obligations                                             119                    -
         Increase in long-term obligations                              235,916               31,803
         Dividends paid                                                  (5,202)              (5,024)
         Purchases of treasury stock                                       (931)              (1,498)
         Proceeds from the exercise of stock options                        693                1,221
                                                                       --------             ---------
                Net cash provided by financing activities               257,240               39,718
                                                                       --------             ---------
         Effect of exchange rates on cash                                  (512)                  69
                                                                       --------             ---------
                   Net increase in cash and
                   cash equivalents                                         807                 1381

 Cash and cash equivalents at beginning of the year                       6,721                6,864
                                                                        -------              -------
 Cash and cash equivalents at September 30                               $7,528               $8,245
                                                                        =======              =======
Supplemental Disclosure of Cash Flow Information
         Cash Paid During the Period for:
                   Interest                                             $15,326               $3,895
                   Income taxes, net of refunds                          10,512                7,962

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

The consolidated condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these consolidated condensed financial statements are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of General Binding Corporation and Subsidiaries as of September 30, 1997 and December 31, 1996, and the results of their operations for the three and nine month periods ended September 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                                                                Foreign Currency
                                                                   Transaction
                                                                 Gain/(Loss)(a)
                                                                --------------

               Three months ended September 30, 1997             $(138,000)
                                                                ==========
               Three months ended September 30, 1996                $4,000
                                                                ==========

               Nine months ended September 30, 1997              $(246,000)
                                                                ==========
               Nine months ended September 30, 1996               $234,000
                                                                ==========


(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3) Other Expense

Included in other expense is amortization of goodwill. Such amortization for the third quarter and the first nine months of 1997 were $2,174K and $5,438K compared to $438K and $1,218K for 1996.









(4) Long-Term Debt
Long-term debt consists of the following:                                                (000 OMITTED)
                                                                         SEPTEMBER 30,                     DECEMBER 31,
                                                                            1997                              1996
                                                                        ---------------                   --------------
     Revolving Credit Agreement-portion classified as
        long-term on the basis of the Company's intention
        to refinance these borrowings (weighted average
        interest rate 6.47% at September 30, 1997 and 6.49% at
        December 31, 1996)                                                   $299,200                        $70,700

      Note Payable, due monthly from November, 1994
        to October, 2004 (interest rate 8.85% at
        September 30, 1997 and December 31, 1996)                               2,025                          2,637

     Term Loan, maturity date June, 2000
       (interest rate 7.05% at September 30, 1997 and
       at December 31, 1996)                                                    1,597                          1,883

     Term Loan, maturity date October, 1997
       (interest rate 4.04% at September 30)                                    4,914                           ----

     Industrial Credit Company Loan, maturity date
        November, 1999 (interest rate 6.75% at
        September 30, 1997 and December 31, 1996)                                 298                           ----

     AIL Leasing Loan, maturity date February, 2002
        (interest rate 8.47% at September 30, 1997 and
        December 31, 1996)                                                        179                           ----

     Industrial Revenue Bond, due annually from July, 1994
        to July 2008 (floating interest rate 4.20% at
        September 30, 1997 and 4.00% at December 31, 1996)                      1,900                          2,050

     Industrial Revenue Bond, due annually from
        June, 2002 to June, 2007 (floating
        interest rate 4.05% at September 30, 1997
        and 4.35% at December 31, 1996)                                         1,050                          1,050



     Industrial Revenue Bond, maturity date,
     March, 2026 (floating interest rate 4.15% at
     September 30, 1997 and 4.30% at December 31, 1996)                              7,510                       5,724

     Industrial Revenue Bond, semi-annual payments
     October, 1987 to October 1999 (interest rate 6.88%
     at September 30, 1997)                                                            500                        ----

     International Australia Revolving Credit Agreement (floating interest rate 6.76% at September 30, 1997 and
     7.85% at December 31, 1996)                                                     3,148                       3,468
                                                                                  --------                     -------
                                                                                   322,321                      87,512
       Less current maturities                                                        (690)                       (483)
                                                                                  --------                     -------
         Total Long-Term Debt                                                     $321,631                     $87,029
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

(6)  Subsequent Events

     On October 20, 1997, the Company announced it has entered into a definitive agreement to acquire Ibico AG. Headquartered in Zurich, Switzerland, Ibico is a privately-held manufacturer and marketer of document binding and laminating products. This acquisition will expand the geographic reach of the Company's office products distribution channel. Worldwide Ibico revenues in 1997 are expected to be approximately $110 million.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales
The Company's sales for the third quarter and nine month periods increased 48% and 43%, respectively, when compared to the same periods in the prior year. Excluding the acquisitions of Quartet and Baker, the Company's sales increased 7% and 9%, respectively. Revenues increased in nearly all of the Company's operations during both periods. Revenue increases were as follows:




                                                 Three month    Nine month
                                                    period        period
                                                 ------------  ------------

 Domestic binding and laminating products           9%             8%
 America's (Canadian Direct, Mexican, and
            Latin American Operations)             36%            33%
 International (European and Far East
            Subsidiaries and Export)                6%             5%
 Film Products Division                             2%             6%
 Office Products Division (excluding
            Quartet and Baker acquisitions)        10%            24%


The rate of growth of sales for the Office Products Division is less in the third quarter of 1997 due to the seasonal nature of personal shredder sales.

     Gross Profits
     Gross profit margins increased 0.9 and 1.5 percentage points in the third quarter and the nine month period, respectively, over the same prior year periods. Excluding the acquisitions of Quartet and Baker, gross profit margins increased by less than 0.2 percent for both periods. Higher gross profit margins in the Company's core Domestic businesses, the America's and the Office Product Division were offset by lower gross margins in the Film Product Division. Gross profit margins in the Company's International operations were negatively impacted by the strength of the U.S. Dollar compared to foreign currencies. The Film Products Division encountered severe competitive pricing pressures, resulting in significantly lower gross profit margins.

     Selling, Service, and Administrative Expenses
     Expenses increased 45.8% and 45.2% for the three and nine month periods, respectively. The primary reason for the increase was higher sales volumes and the inclusion of Quartet and Baker. Expenses as a percentage of sales decreased slightly for the three and nine month periods.

     Interest Expense
     Interest expense for the third quarter and nine month period of 1997 were $6.5 million and $18.0 million compared to $1.5 million and $4.4 million for 1996. The primary reasons for the increase were higher average debt levels as a result of the financing of the acquisitions, and higher levels of receivables and inventories.

     Other Expense
     Other expense for the third quarter was $3,167 compared to $723 in 1996. The primary factors affecting the change were: a) increased amortization of goodwill as a result of the Quartet and Baker acquisitions; b) currency losses in 1997 compared to gains in 1996; and c) expenses incurred relating to the shut down of a plant in Costa Rica. Other expense for the nine month period was $7,543 compared to $1,425 in 1996. The same factors impacted the nine month and three month periods. Further, the Company's 1996 results were positively impacted by a gain on the sale of a parcel of land in Japan.

     Income Taxes
     The Company's overall effective income tax rates for the three and nine month periods in 1997 were 42.9% and 41.0% respectively, compared to 41.9% and 41.0% in the prior year. The increase in the effective income tax rate for the third quarter is due to operating losses in certain subsidiaries for which the Company receives no income tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $1.3 million compared to $1.7 million cash provided from operating activities in 1996. The use of cash in 1997 primarily resulted from overall higher levels of inventory and receivables, including inventory and receivables generated by Quartet and Baker since the dates of acquisition.

     Net cash flows used in investing activities amounted to $254.7 million through the third quarter of 1997. Capital expenditures for the third quarter and the first nine months of 1997 were $6.8 million and $20.2 million, respectively, compared to $7.7 million and $22.6 million, respectively, for the same periods in 1996. Major expenditures in 1997 include the continued development of the company's domestic business information system, the development of a European business information system, construction of facilities to support the integration of the GBC Office Product business into Quartet, and construction of the Company's new Midwest supplies facility in Wisconsin.

     Cash dividends paid during the third quarter and the first nine months of 1997 were $.11 and $.33 per share, while dividends for the comparable periods in 1996 were $.11 and $.32 per share, respectively.

     As of September 30, 1997, the Company had access to a $400 million revolving credit facility as well as various other smaller, short-term international and domestic lines of credit. The revolving credit facility was established on January 13, 1997 with a group of domestic and international banks and contains, among other things, certain restrictive covenants which require the Company to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage. As of September 30, 1997, the Company had $306.1 million and $50.3 million outstanding under the revolving facility and the short-term lines of credit, respectively.

     The Company currently intends to finance its anticipated acquisition of Ibico AG, which is expected to occur in early 1998, through a combination of funds from its existing credit facilities and the public or private placement of long-term subordinated debt. Consequently, the Company is currently in the process of amending its $400 million revolving credit facility to, among other things, increase the amount of the facility and to allow for subordinated debt to be issued. The Company believes that funds generated from operations combined with its credit facilities are sufficient to meet all other currently-anticipated capital and operating requirements.

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


                             GENERAL BINDING CORPORATION
                             AND SUBSIDIARIES






                             By   /S/  William R. Chambers Jr.
                               ------------------------------------------------
                                 William R. Chambers Jr.
                                 Vice President and
                                 Chief Financial Officer