Form 10-K
period 1997-12-31
GENERAL BINDING CORP
filed 1998-03-27
CIK 40461

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

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

NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                     Name of each exchange
Title of each class                                  on which registered
---------------------------------                    -------------------------
COMMON STOCK, $.125 PAR VALUE                        NASDAQ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

As of February 27, 1998, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $172,950,000. (Estimated solely for the purpose of completing this cover page.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
CLASS                                                        FEBRUARY 27, 1998
Common Stock, $.125 par value                                    13,350,724
Class B Common Stock, $.125 par value                             2,398,275

DOCUMENTS INCORPORATED BY REFERENCE                                                               WHERE INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May  5, 1998.        Parts III and IV

    PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION

General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or the "Company") are engaged predominantly in one line of business, namely the design, manufacture and distribution of branded office equipment, related supplies and thermal laminating films. The Company's major products include (i) binding supplies and equipment, (ii) laminating equipment and supplies, (iii) visual communication products (such as marker boards, bulletin boards, easels and flip charts), (iv) paper shredders and (v) thermal laminating films (used primarily to encapsulate or protect documents, book covers and other school-related supplies). These products are either manufactured in one of the Company's twenty-two plants located throughout the world or sourced from third parties. GBC products are sold through a network of direct sales and telemarketing personnel, office product superstores, wholesalers, contract/commercial stationers and other retail dealers. The Company provides maintenance and repairs on certain machines it sells through a trained field service organization and through trained dealers.

The following table illustrates the ratio of revenue contribution of office equipment, supplies and service for the last three fiscal years:

-------------------------------------------------------
                                    1997   1996   1995
-------------------------------------------------------
Office equipment                     45%    29%    24%
Related supplies and service*        55%    71%    76%
-------------------------------------------------------

* Includes ringmetal business

The Company has made significant acquisitions during the time period covered by this filing. For additional information, see Notes 13 and 14 to the Consolidated Financial Statements.

COMPETITION

The Company's products and services are sold in highly competitive markets. The Company believes that the principal points of competition in its markets are product and service quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness and completeness of delivery and quality of post-sale support. Competitive conditions often require the Company to match or better competitors' prices to retain business or market share. Maintaining and improving the Company's competitive position will require continued investment by the Company in manufacturing, quality standards, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that it will be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for many of the Company's products and services. Certain of the Company's current and potential competitors may have greater financial, marketing and research and development resources than the Company.

DEPENDENCE ON MAJOR CUSTOMERS

No single customer would have accounted for more than 10% of the Company's net sales in 1997. The Company does however, have certain major customers. The loss of, or major reduction in business from, one or more of the Company's major customers could have a material adverse effect on the Company's financial position or results of operations.

BACKLOG AND SEASONAL VARIATIONS

Backlog of orders is not considered a material factor in the Company's business, nor is the business seasonal in any material respect.

EXPOSURE TO FLUCTUATIONS IN CERTAIN MATERIALS

The primary materials used in the manufacturing of many of the Company's products are polyester and polypropylene substrates, wood and aluminum. These materials are available from a number of suppliers, and the Company is not dependent upon any single supplier for any of these materials. In general, the Company's gross profit is affected from time to time by fluctuations in the prices of these materials because competitive markets for its products make it difficult to pass through price increases to customers. Based on its experience, the Company believes that adequate quantities of the aforementioned materials will be available in adequate supplies in the foreseeable future, but there can be no assurance that such materials will continue to be available in adequate supply in the future or that shortages in supply will not result in price increases that could have a material adverse effect on the Company's financial position or results of operations.

DEPENDENCE ON KEY PERSONNEL

The Company is dependent on the continued services of certain members of its senior management team. Although the Company believes it could replace key personnel in an orderly fashion should the need arise, the loss of, and inability to attract replacements for, any of such key personnel could have a material adverse effect on the Company's financial position or results of operations.

DEPENDENCE ON CERTAIN MANUFACTURING SOURCES

The Company relies on GMP Co. Ltd. ("GMP"), in which the Company holds a 33% equity interest, as its sole supplier of many of the laminating machines it distributes. The Company has a long-term supply contract with GMP, however, there can be no assurance that GMP will be able to perform any or all of its contractual obligations to the Company. GMP's equipment manufacturing facility is located in the Republic of Korea and its ability to fulfill the Company's requirements for laminating machines could be affected by economic, political and governmental conditions in that country and in other parts of Asia. Although the Company believes alternative suppliers could be found, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. There can be no assurance that the Company would be able to find an alternative supplier or suppliers on a timely basis or on favorable terms. Any material disruption in the Company's ability to deliver orders for laminating machines on a timely basis could have a material adverse effect on the Company's reputation with customers and its financial position or results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company has significant operations outside the United States. Approximately 29% of the Company's 1997 revenues were from international sales. The Company's international operations may be significantly affected by economic, political and governmental conditions in the countries where the Company has manufacturing facilities or where its products are sold. In addition, changes in economic or political conditions in any of the countries in which the Company operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of the Company or expropriation. The Company's operations and financial position also may be adversely affected by significant fluctuations in the value of the United States dollar relative to international currencies, see "Management's Discussion and Analysis of Financial Condition and Results Operations".

PATENTS AND TRADEMARKS

Many of the equipment and supply products manufactured and/or sold by the Company and certain application methods related to such products are covered by United States and foreign patents. Although the patents owned by the Company are highly important to its business, the Company does not consider its business to be dependent on any of those patents. The Company has registered the GBC, Quartet, Ibico, Pro-Tech, Shredmaster, Sickinger, VeloBind and Bates trademarks in the United States and numerous foreign countries and considers those trademarks material to its business. The Company has also registered numerous other important trademarks related to specific products in the United States and many foreign countries, however, the Company does not consider its business dependent on any of those trademarks.

ENVIRONMENTAL MATTERS

The Company and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often, capital and operating expenses to comply can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA, " also known as "Superfund"), in the United States, impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water, and buildings, and for damages to natural resources, at a wide range of properties. For example, contamination at properties formerly owned or operated by the Company as well as at properties the Company currently owns and operates, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under Environmental Laws. As a manufacturer, the Company has an inherent risk of liability under Environmental Laws both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. There can be no assurance that the costs of complying with Environmental Laws, any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on the Company's financial position or results of operations.

RESEARCH AND DEVELOPMENT

Research and development expenditures amounted to approximately $8,031,000 in 1997, $7,249,000 in 1996 and $6,218,000 in 1995. All research is Company funded.

EMPLOYEES

As of December 31, 1997, GBC employed 4,772 people worldwide. Employee relations are considered to be excellent.

GEOGRAPHICAL INFORMATION

Financial information by geographical area is included in Note 11 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

In addition to the manufacturing locations listed below, the Company operates sales and service offices throughout the world and six distribution centers in the U.S. The Company also has a 60,000 square foot world headquarters building in Northbrook, Illinois and a 30,000 square foot division headquarters building in Skokie, Illinois. Management believes that the Company's manufacturing facilities are suitable and adequate for its operations and are maintained in a good state of repair.

Major manufacturing is conducted at the following plant locations:

--------------------------------------------------------------------------------------------------
                                                APPROXIMATE AREA IN THOUSAND
LOCATION                                        SQ. FT. INCLUDING OFFICE SPACE        OWNERSHIP
--------------------------------------------------------------------------------------------------
Booneville, Mississippi ............................................  420             GBC owned
Ashland, Mississippi ...............................................  180             GBC owned
Addison, Illinois ..................................................   91             GBC owned
Basingstoke, England ...............................................   81                Leased
Buffalo Grove, Illinois ............................................   80                Leased
St. Louis, Missouri ................................................   73             GBC owned
Arcos de Valdevez, Portugal* .......................................   68             GBC owned
Pleasant Prairie, Wisconsin ........................................   64                Leased
Lincolnshire, Illinois .............................................   64                Leased
Pleasant Prairie, Wisconsin ........................................   56                Leased
Acuna, Mexico* .....................................................   53             GBC owned
Nuevo Laredo, Mexico ...............................................   49                Leased
Phoenix, Arizona ...................................................   40             GBC owned
Lottstetten, Germany* ..............................................   40             GBC owned
Kerkrade, Holland ..................................................   37             GBC owned
Hagerstown, Maryland ...............................................   33             GBC owned
Perth, Australia ...................................................   30             GBC owned
Amelia, Virginia ...................................................   26             GBC owned
Auburn Hills, Michigan .............................................   26                Leased
Madison, Wisconsin .................................................   25                Leased
Tornaco, Italy .....................................................   22             GBC owned
Don Mills, Ontario, Canada .........................................   17               Leased
--------------------------------------------------------------------------------------------------

* These facilities were acquired as part of the Ibico acquisition on February 27, 1998. See Note 14 to the Consolidated Financial Statements for additional discussion of this acquisition.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and neither the Company nor any of its officers or directors are aware of any material contemplated proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF 1997

None.

    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Principal Market and Price Range

The following table shows the range of closing prices for the Company's common stock as quoted on the NASDAQ National Market System for the calendar quarters indicated below:

PRICES                    1997                 1996
                     HIGH       LOW       HIGH       LOW
------------------------------------------------------------
First Quarter       $33 1/4   $28 1/2   $23 1/4    $19 1/4
Second Quarter       31        26        23 1/4     19 1/2
Third Quarter        33 1/4    25 1/2    24         20
Fourth Quarter       31 1/2    26 1/2    30 3/4     23 1/2
------------------------------------------------------------

   Approximate Number of Equity Security Holders

                                          NUMBER OF RECORD HOLDERS
TITLE OF CLASS                             AS OF FEBRUARY 27, 1998
------------------------------------------------------------------
Common Stock, $.125 par value                        644*
Class B Common Stock, $.125 par value                  1
------------------------------------------------------------------

* Per latest report of Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one record holder.

   Dividends

The following table lists dividends paid per share during the calendar quarters indicated below:

DIVIDENDS PAID                          1997      1996
---------------------------------------------------------
First Quarter                          $.110     $.105
Second Quarter                          .110      .105
Third Quarter                           .110      .110
Fourth Quarter                          .110      .110
---------------------------------------------------------
   Total                               $.440     $.430
---------------------------------------------------------

Cash dividends have been paid each quarter commencing with the fourth quarter of 1975. The future payment of dividends and any increases therein are within the discretion of the Company's Board of Directors and will depend, among other factors, on working capital requirements, capital expenditures and earnings growth of the Company. On March 20, 1998, the Company paid a quarterly dividend of $.11 per share.


ITEM 6. SELECTED FINANCIAL DATA
(000 omitted, except per share and ratio data):


------------------------------------------------------------------------------------------------------------------------
                                                            1997          1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------------
Net Sales                                                $ 770,001     $ 536,836    $ 458,391     $420,449    $ 376,138
Operating Income                                            74,332        47,715       40,094       30,534       28,370
Net Income                                                  28,667        25,213       21,500       15,703       14,994
Earnings Per Common Share (1)

   Basic                                                      1.82          1.60         1.37         1.00          .95
   Diluted                                                    1.80          1.59         1.36          .99          .95
Cash Dividends per Share of Common Stock                      .440          .430         .420         .405         .400
Capital Expenditures                                        29,619        27,778       15,046       12,788       10,595
Current Assets                                             327,745       237,214      180,648      171,154      145,351
Current Liabilities                                        152,102       112,129       83,828       84,604       64,760
Working Capital                                            175,643       125,085       96,820       86,550       80,591
Current Ratio                                                  2.2           2.1          2.2          2.0          2.2
Total Assets                                               692,914       393,706      298,872      284,278      251,109
Long-term Debt                                             324,070        87,029       43,890       42,020       38,564
Stockholders' Equity                                       191,043       172,132      154,141      141,089      133,531
------------------------------------------------------------------------------------------------------------------------


(1) All earnings per share data has been restated for the adoption of SFAS 128, "Earnings Per Share."

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations

1997 COMPARED TO 1996

  Sales

The Company reported sales of $770.0 million in 1997, a 43.4% increase over 1996 sales of $536.8 million. The acquisitions of Quartet and Baker, as discussed in
Note 13 to the Consolidated Financial Statements, accounted for approximately $183.0 million of the increase. Excluding the effect of acquisitions, 1997 sales increased by 9.4%, primarily due to sales growth of the Company's laminators and related supplies, shredders and binding equipment.

  Gross Margin, Costs and Expenses

Gross profit margin improved in 1997 to 42.8% compared to 41.2% in 1996, as a result of a more favorable sales mix of higher-margin office products. The improvement in gross margin was achieved despite lower gross margins from certain film products due to competitive market pricing. Further, in 1997 the Company's business in Europe experienced lower gross margins due to increased costs on imported products as a result of the strength of the U.S. dollar.

Selling, service and administrative expenses increased 44.2% in 1997 primarily as a result of the acquisition of Quartet. Selling, service and administrative expenses as a percentage of sales increased to 32.1% in 1997, compared to 31.9% in 1996, due primarily to higher rebate programs for certain customers.

Interest expense increased to $24.6 million in 1997 from $6.2 million in 1996 primarily as a result of increased outstandings under the Company's Revolving Credit Facility. The increased debt was used primarily to fund acquisitions.

Amortization of goodwill and related intangibles increased by $6.2 million in 1997 as a result of increased amortization related to acquisitions. The shut-down of a manufacturing plant in Costa Rica related to the Company's non-core ringmetals business and unfavorable currency transactions accounted for the majority of the $2.6 million increase in other expenses from 1996 to 1997.

  Income Taxes

The Company's worldwide effective income tax rate decreased to 40.5% in 1997 from 40.8% in 1996. Numerous items impacted the effective tax rate as discussed in Note 10 to the Consolidated Financial Statements.

  Net Income

Net income increased by 13.9% (or $3.4 million) in 1997 to $1.82 per share basic (or $28.7 million) from $1.60 per share basic (or $25.2 million). The increase resulted primarily from sales and gross margin of Quartet and Baker and synergies achieved as a result of the acquisitions, along with increased sales in the Company's core businesses.

1996 COMPARED TO 1995

  Sales

The Company reported sales of $536.8 million in 1996, a 17.1% increase over 1995 sales of $458.4 million. The increase resulted primarily from sales volume increases of film, office products, and binding and laminating products, as well as the acquisitions of Fordigraph and Pro-Tech.

  Gross Margin, Costs and Expenses

Gross profit margin decreased to 41.1% in 1996 from 42.5% in 1995. The erosion in gross margin was primarily due to worldwide competitive pricing pressures and a continuing product mix shift resulting in growth in lower-margin office products, film, and graphics products. Gross profit margins in 1996 were also negatively impacted by margin erosion in the Company's non-core ringmetals business along with higher outlays for research and development spending.

Selling, service and administrative expenses increased by 11.6% in 1996 compared to 1995 primarily as a result of increased sales. As a percentage of sales, selling, service and administrative expenses declined to 31.9% in 1996 from 33.5% in 1995. The decrease as a percentage of sales resulted primarily from improved absorption of the Company's infrastructure.

Interest expense increased by 44.9% in 1996 primarily as a result of higher average debt levels caused by increased working capital investments, the acquisitions of Fordigraph and Pro-Tech, and the Company's investment in GMP.

Other income and expenses decreased slightly in 1996. The most significant factors affecting the favorable change in 1996 were a gain on the sale of the Company's manufacturing facility in Australia and foreign currency gains compared to currency losses in 1995.

  Income Taxes

The Company's effective tax rate increased to 40.8% from 40.0% in 1995. The 1996 rate increased primarily as a result of an increase in nondeductible goodwill and a tax charge incurred pursuant to its tax allocation agreement with Lane Industries, Inc., its majority shareholder.

  Net Income

Net income for 1996 was $1.60 per share basic (or $25.2 million), a 17.3% increase over 1995 net income of $1.37 per share basic (or $21.5 million). The increase in net income was primarily due to higher sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources include cash provided by operations and use of available borrowing facilities.

Cash provided by operating activities was $20.7 million in 1997, compared to $2.3 million in 1996 and $27.0 million in 1995. The increase in operating cash flow in 1997 was primarily due to significantly higher earnings before depreciation and amortization ($55.9 million in 1997 compared to $40.2 million in 1996). Further, while inventories and receivables increased in 1997, the growth in those working capital items supported the Company's higher sales volumes. The decrease in operating cash flow in 1996 compared to 1995 was primarily due to increased investment in working capital.

Capital expenditures were $29.6 million in 1997 compared to $27.8 million in 1996 and $15.0 million in 1995. Major projects in 1997 and 1996 included the implementation of business information systems in Europe and the U.S. ($6.8 million in 1997 and $9.4 million in 1996), equipping and fitting three manufacturing facilities in the U.S. ($7.3 million in 1997), completion of additional film manufacturing capacity in Europe and the U.S. ($5.8 million in 1996), facilities to support the integration of the Company's office products business with Quartet and tooling for new products.

The Company invested $241.2 million, $28.9 million and $1.5 million in acquisitions in 1997, 1996 and 1995, respectively. Acquisitions in 1997 and 1996 were primarily financed by borrowings under the Company's Revolving Credit Facility.

Cash dividends paid in 1997 increased to $6.9 million from $6.8 million, or $.440 per share from $.430 per share.

The Company had access to $67.0 million in uncommitted short-term credit lines as of December 31, 1997 and had $40.2 million in borrowings outstanding under these lines. The Company also had access to a $475.0 million multicurrency revolving credit facility to fund working capital requirements, capital expenditures, acquisitions, or general corporate uses. At December 31, 1997, the Company had $307.1 million in borrowings outstanding under this facility. See
Note 6 to the Consolidated Financial Statements for additional information.

The Company believes that cash flow from operations, together with available credit facilities, will be sufficient to fund the Company's ongoing operational and capital requirements.

RISK MANAGEMENT

The Company is exposed to market risk primarily from changes in interest rates and foreign exchange rates. To manage the risk from interest rate and foreign currency fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

A discussion of the Company's accounting policies for financial instruments is included in Note 1 to the Consolidated Financial Statements, and further disclosures related to financial instruments is included in Note 7 to the Consolidated Financial Statements.

  Interest Rates

The Company uses interest rate swaps, treasury rate-lock agreements, and interest rate cap agreements to manage exposure to interest rate movements. The Company's exposure to interest rate risk consists primarily of floating rate credit facilities that are benchmarked to U.S. and European short-term interest rates.

  Foreign Exchange

The Company uses foreign currency forward exchange contracts to hedge exposure to changes in foreign exchange rates primarily associated with inventory purchases. The foreign currency forward exchange contracts purchased generally have durations of 12 months or less. The Company's exposure to foreign exchange risk primarily exists with the Dutch guilder, British pound, Italian lira, Japanese yen and Mexican peso against the U.S. dollar.

NEW ACCOUNTING STANDARDS

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective with first quarter 1998 reporting. This statement requires that certain items recorded directly in stockholders' equity be classified as comprehensive income. Comprehensive income and its components may be presented in a separate statement, or may be included in the statement of stockholders' equity or the statement of income. The currency translation adjustment is the Company's only item which will be classified as comprehensive income. The Company is in the process of evaluating the method of presentation that will be used upon adoption of the statement.

The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective with year-end 1998 reporting. This statement will require the Company to present information in the notes to the financial statements regarding reportable operating segments using the same basis as is used for internally evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the requirements of this standard and upon adoption, may disclose more than one reportable segment.

ACQUISITIONS

The Company has completed a number of acquisitions during the past three years. The following is a summary of acquisitions completed (dollars in millions):

             Company or                          Approximate
             Business Acquired                   Annual Revenues
Date         (Principal Location)                of Acquired Company(a)    Products
------------------------------------------------------------------------------------------------------------------------------------

8/27/97      Danka Datakey, (Australia)           less than $1.0           Distributor and servicer of mailroom equipment

7/25/97      Printing Wire Supplies Ltd.,                   $2.0           Manufacturer of wire binding supplies
               (Ireland)

7/23/97      Jenrite, (New Zealand)                         $2.0           Distributor of laminating equipment and supplies

6/13/97      Visucom, (Australia)                           $2.0           Manufacturer of presentation boards

4/23/97      Baker School Specialty Company                $17.0           Manufacturer of presentation boards

1/01/97      Quartet Manufacturing Company                $149.0           Manufacturer of visual communication products

10/10/96     GMP Co. Ltd., (South Korea)    N/A -- Joint Venture           Developer and manufacturer of lamination
                                                                             equipment and supplies

1/22/96      Fordigraph Pty. Ltd., (Australia)             $21.0           Distributor of office and mailroom products

12/21/95     Pro-Tech Engineering Co., Inc.                $11.0           Manufacturer and distributor of lamination
                                                                             equipment and supplies for the digital printing market
------------------------------------------------------------------------------------------------------------------------------------

(a) Approximate annual revenues at time of acquisition.

See Note 13 to the Consolidated Financial Statements for additional information on the Company's acquisitions.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000.

The Company has established a Year 2000 task force and developed an extensive plan to ensure that its systems have the ability to process transactions in the next century. The Company believes that it has identified the applications which will need to be modified and both internal and external resources will be utilized to reprogram and test software for Year 2000 compliance. It is anticipated that the Company's Year 2000 modification project will be completed on time at an estimated total cost of approximately $2.0 million. This cost will be expensed as incurred except for the installation of new applications which are already Year 2000 compliant, the cost of which will be capitalized.

Although the Company believes that it will be able to achieve Year 2000 compliance through these efforts, no assurance can be given that these efforts will be successful. The Company believes that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material effect on future financial results. The Company is also in the process of responding to customer surveys and evaluating whether key suppliers and customers are Year 2000 compliant. In the event that any of the Company's key suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF GENERAL BINDING CORPORATION:

We have audited the accompanying consolidated balance sheets of General Binding Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP
CHICAGO, ILLINOIS
JANUARY 30, 1998.

(EXCEPT WITH RESPECT TO THE IBICO ACQUISITION AS DISCUSSED IN NOTE 14, AS TO WHICH THE DATE IS FEBRUARY 27, 1998)

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted except per share data)

YEAR ENDED DECEMBER 31                                               1997                 1996                  1995
--------------------------------------------------------------------------------------------------------------------
Domestic Sales                                                  $ 543,361            $ 349,809             $ 293,188
International Sales                                               226,640              187,027               165,203
--------------------------------------------------------------------------------------------------------------------
  Total Sales                                                     770,001              536,836               458,391
Cost of sales, including development and engineering              440,625              315,949               263,706
Selling, service and administrative                               247,185              171,473               153,690
Amortization of goodwill and related intangibles                    7,859                1,699                   901
--------------------------------------------------------------------------------------------------------------------
  Operating Income                                                 74,332               47,715                40,094
Interest                                                           24,577                6,172                 4,259
Other (income) expense, net                                         1,575               (1,011)                    2
--------------------------------------------------------------------------------------------------------------------
  Income Before Taxes                                              48,180               42,554                35,833
Income Taxes                                                       19,513               17,341                14,333
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $  28,667            $  25,213             $  21,500
====================================================================================================================
Net Income Per Common Share:

  Basic:                                                        $    1.82            $    1.60             $    1.37
  Diluted:                                                      $    1.80            $    1.59             $    1.36
Dividends Per Common Share                                      $    .440            $    .430             $    .420
Weighted Average Number of Common Shares Outstanding               15,760               15,743                15,740
====================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(000 omitted except share data)

December 31                                                            1997                  1996
-------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
Cash and cash equivalents                                         $   3,753             $   6,721
Receivables, less allowances for doubtful
  accounts and sales returns: 1997-$8,821, 1996-$6,424              160,787               115,865
Inventories, at lower of cost or market                             143,569                96,734
Deferred tax assets                                                   9,323                11,453
Other                                                                10,313                 6,441
-------------------------------------------------------------------------------------------------
Total Current Assets                                                327,745               237,214
-------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at cost:

Land and land improvements                                            6,744                 4,837
Buildings and leasehold improvements                                 49,798                28,806
Machinery and equipment                                             133,899               107,308
-------------------------------------------------------------------------------------------------
Total Property, Plant and Equipment, at cost                        190,441               140,951
Less--Accumulated depreciation                                      (77,020)              (71,940)
-------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                   113,421                69,011
-------------------------------------------------------------------------------------------------
Cost in excess of fair value of assets of acquired
   companies, net of amortization                                   204,543                43,510
Other                                                                47,205                43,971
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 692,914             $ 393,706
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable                                                           $  40,247             $  31,700
Current maturities of long-term debt                                          722                   483
Accounts payable                                                           42,979                28,506
Accrued liabilities:

  Salaries, wages and profit sharing contributions                         14,213                14,425
  Taxes, other than income taxes                                            3,761                 3,036
  Deferred income on maintenance agreements                                 9,810                 9,620
  Other                                                                    40,370                24,359
-------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 152,102               112,129
-------------------------------------------------------------------------------------------------------
Long-term Debt, less current maturities                                   324,070                87,029
Other Long-term Liabilities                                                11,368                10,229
Deferred Tax Liabilities                                                   14,331                12,187
-------------------------------------------------------------------------------------------------------
Stockholders' Equity:

Common stock, $.125 par value, shares authorized 40,000,000;
  shares issued 15,693,747 in 1997 and 1996                                 1,962                 1,962

Class B common stock, $.125 par value; shares authorized
  4,796,550; shares issued 2,398,275 in 1997 and 1996                         300                   300
Additional paid-in-capital                                                  9,708                 8,564
Cumulative translation adjustments                                         (6,108)               (3,035)
Retained earnings                                                         208,394               186,663
Treasury stock--2,325,266 shares in 1997 and 2,342,143
  shares in 1996                                                          (23,213)              (22,322)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                191,043               172,132
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 692,914             $ 393,706
=======================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 omitted)

Year Ended December 31                                                 1997                  1996                  1995
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                                        $  28,667             $  25,213             $  21,500
Adjustments to reconcile net income to net cash
  provided by operating activities:

  Depreciation and amortization                                      27,208                15,018                12,814
  Increase in non-current deferred taxes                              2,285                 5,029                   240
  Provision for doubtful accounts                                     2,248                 2,334                 1,584
  (Increase) in other long-term assets                               (5,336)               (3,890)               (4,209)
  Other                                                                 316                (2,379)                  878
Changes in current assets and liabilities:

  (Increase) in receivables                                         (27,746)              (36,500)               (8,074)
  (Increase) in inventories                                         (23,615)              (10,536)               (4,154)
  (Increase) decrease in other current assets                        (3,256)               (2,314)                2,501
  (Increase) decrease in deferred tax assets                          2,381                (1,052)               (1,681)
  Increase in accounts payable and accrued liabilities               16,807                 9,982                 5,585
  Increase in taxes on income                                           758                 1,375                    --
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            20,717                 2,280                26,984
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Capital expenditures                                                (29,619)              (27,778)              (15,046)
Payments for acquisitions and investments
  (net of cash acquired)                                           (241,230)              (28,881)               (1,458)
Proceeds from sale of plant and equipment                             4,702                 3,676                 2,380
Government training subsidy from new plant investment                    --                    --                   746

-----------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                            (266,147)              (52,983)              (13,378)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Increase (reduction) in notes payable                                 4,341                14,192                (6,429)
Increase in long-term debt                                          246,528                43,733                 2,147
(Repayment) of long-term debt                                          (502)                 (150)                 (535)
(Reduction) increase in current portion of
  long-term debt                                                         80                  (358)                 (196)

Dividends paid                                                       (6,935)               (6,769)               (6,611)
Purchases of treasury stock                                          (1,011)               (1,645)               (1,141)
Proceeds from the exercise of stock options                             942                 1,463                   624
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 243,443                50,466               (12,141)
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                       (981)                   94                  (170)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                   (2,968)                 (143)                1,295
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                    6,721                 6,864                 5,569
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                      $   3,753             $   6,721             $   6,864
=======================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(000 omitted except number of shares and per share data)


                                        Common Stock*               Treasury Stock*
                                       Shares   Amount         Shares             Amount
------------------------------------------------------------------------------------------
Balance at December 31, 1994       18,092,022    $2,262    (2,344,235)           $(19,861)
1995 translation adjustment                --        --            --                  --

Exercise of stock options                  --        --        49,722                 118

Purchase of treasury stock                 --        --       (63,397)             (1,141)

Net income in 1995                         --        --            --                  --
Dividends paid ($.42 per share)            --        --            --                  --
------------------------------------------------------------------------------------------

Balance at December 31, 1995       18,092,022    $2,262    (2,357,910)           $(20,884)
1996 translation adjustment                --        --            --                  --

Exercise of stock options                  --        --        87,644                 207
Purchase of treasury stock                 --        --       (71,877)             (1,645)

Net income in 1996                         --        --            --                  --
Dividends paid ($.43 per share)            --        --            --                  --
------------------------------------------------------------------------------------------

Balance at December 31, 1996       18,092,022    $2,262    (2,342,143)           $(22,322)
1997 translation adjustment                --        --            --                  --

Exercise of stock options                  --        --        50,581                 120
Purchase of treasury stock                 --        --       (33,704)             (1,011)

Net income in 1997                         --        --            --                  --
Dividends paid ($.44 per share)            --        --            --                  --
------------------------------------------------------------------------------------------

Balance at December 31, 1997       18,092,022    $2,262    (2,325,266)           $(23,213)
------------------------------------------------------------------------------------------

                                   Additional   Cumulative
                                      Paid In   Translation   Retained
                                      Capital  Adjustments    Earnings         Total
-------------------------------------------------------------------------------------
Balance at December 31, 1994           $6,562    $(1,204)    $ 153,330     $ 141,089
1995 translation adjustment                --     (1,519)           --        (1,519)

Exercise of stock options                 705         --            --           823
Purchase of treasury stock                 --         --            --        (1,141)

Net income in 1995                         --         --        21,500        21,500
Dividends paid ($.42 per share)            --         --        (6,611)       (6,611)
-------------------------------------------------------------------------------------

Balance at December 31, 1995           $7,267    $(2,723)    $ 168,219     $ 154,141
1996 translation adjustment                --       (312)           --          (312)

Exercise of stock options               1,297         --            --         1,504
Purchase of treasury stock                 --         --            --        (1,645)

Net income in 1996                         --         --        25,213        25,213
Dividends paid ($.43 per share)            --         --        (6,769)       (6,769)
-------------------------------------------------------------------------------------

Balance at December 31, 1996           $8,564    $(3,035)    $ 186,663     $ 172,132
1997 translation adjustment                --     (3,073)           --        (3,073)

Exercise of stock options               1,144         --            --         1,264
Purchase of treasury stock                 --         --            --        (1,011)

Net income in 1997                         --         --        28,667        28,667
Dividends paid ($.44 per share)            --         --        (6,936)       (6,936)
-------------------------------------------------------------------------------------

Balance at December 31, 1997           $9,708    $(6,108)    $ 208,394     $ 191,043
-------------------------------------------------------------------------------------

* Includes Class B Common Stock--Shares 2,398,275, Amount $300,000.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (1) Summary of Significant Accounting Policies

(A) Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and international subsidiaries. All international subsidiaries have November 30 fiscal year ends, with the exception of Canada and Mexico which have December 31 fiscal year ends. Intercompany accounts and transactions have been eliminated in consolidation. Investments in significant companies which are 20% to 50% owned are treated as equity investments and the Company's share of earnings is included in income.

(B) Cash and Cash Equivalents

Temporary cash investments with original maturities of three months or less are classified as cash equivalents.

(C) Inventory Valuation

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory costs include labor, material and overhead.

(D) Depreciation of Plant and Equipment

Depreciation of plant and equipment for financial reporting is computed principally using the straight-line method over the following estimated lives:

--------------------------------------------------------------------------------
Buildings                                    30-35 years
Machinery and equipment                       3-20 years
Leasehold improvements                     Term of lease
--------------------------------------------------------------------------------

(E) Goodwill and other Intangible Assets

For financial reporting purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, not exceeding 40 years. Accumulated amortization of goodwill amounted to $13,936,000 in 1997 and $6,693,000 in 1996.

(F) Income Taxes

Since 1986, the Company's policy has been to provide appropriate income taxes on the earnings of its international subsidiaries that are expected to be distributed to the Company. Current earnings of all international subsidiaries other than Canada and Mexico are considered remitted to the United States for the purpose of determining income tax expense for the year. In addition, in 1988, the Company implemented a balance sheet hedging strategy for its international operations and, as a result, provided income taxes on approximately $4,449,000 of pre-1986 earnings of its international subsidiaries. Approximately $1,835,000 of these earnings were remitted in the years 1988 through 1997, and the balance is expected to be remitted in future years.

As of December 31, 1997, the cumulative amount of undistributed earnings of international subsidiaries upon which income taxes have not been provided was approximately $15.6 million. In the opinion of management, this amount remains indefinitely reinvested by the international subsidiaries.

(G) Stock Option Compensation

Stock option compensation cost applicable to the non-qualified restricted plans is valued at the date of the grant and recorded as compensation expense as the options become exercisable.

(H) Deferred Service Income

Income from service maintenance agreements is deferred and recognized over the term (generally 1 to 3 years) of the agreements primarily on a straight-line basis.

(I) Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

(J) Financial Instruments

Many of the Company's financial instruments (including cash and cash equivalents, accounts and notes receivable, notes payable, and other accrued liabilities) carry short-term maturities. As such instruments have short-term maturities, their fair values approximate the carrying values. Substantially all of the Company's long-term obligations, including current maturities of long-term obligations, have floating interest rates. The fair value of these instruments approximates the carrying value.

Amounts currently due to or due from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. Premiums paid to purchase interest rate caps are capitalized and amortized over the life of the agreements. Gains and losses on hedging firm foreign currency commitments are deferred and included as a component of the related transaction.

  (2) Foreign Currency Exchange and Translation

Foreign currency translation adjustments have been excluded from the Consolidated Statements of Income and are recorded in a cumulative translation adjustment account as a separate component of stockholders' equity.

The accompanying Consolidated Statements of Income include net gains and losses on foreign currency transactions.

Such amounts are reported as other expense and are summarized as follows (000 omitted):

                                             Foreign Currency
                                                  Transaction
Year Ended December 31                         Gain/(Loss)(a)
-------------------------------------------------------------
1997                                              $(425)
1996                                                668
1995                                               (612)
-------------------------------------------------------------

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

  (3) Inventories

Inventories are summarized as follows (000 omitted):

                                   Finished         Work in              Raw
December 31           Total           Goods         Process        Materials
--------------------------------------------------------------------------------
       1997        $143,569        $ 53,082        $ 12,693        $ 77,794
       1996          96,734          68,126           7,410          21,198
--------------------------------------------------------------------------------


  (4) Retirement Plans

As of January 1, 1996, the Company converted its defined contribution profit-sharing plan to a 401(k) plan. The participants of the 401(k) plan may contribute from 1% to 15% of their eligible compensation on a pretax basis. The Company makes annual contributions that match 100% of pre-tax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. The Company's contribution to the plan was $2,276,000 in 1997 and $2,057,000 in 1996.

Prior to January 1, 1996, all eligible full-time domestic employees could participate in a defined contribution profit-sharing plan. The Company was required to make annual contributions, as defined, to a trust fund for employees participating in the plan. Contributions charged to expense were $2,147,000 in 1995.

The Company has one active domestic defined benefit pension plan which covers employees that are not eligible to participate in the 401(k) plan. The plan provides benefits based upon the participants' years of credited service. Further, the Company has one frozen defined benefit pension plan that provides benefits to certain participants of the former defined contribution profit sharing plan and certain other employees.

The Company's international subsidiaries have adopted a variety of defined benefit and defined contribution plans. These plans provide benefits that are based upon the employee's years of credited service. The benefits payable under these plans, for the most part, are provided by the establishment of trust funds or the purchase of insurance annuity contracts.

Net periodic pension expense for the Company's defined benefit pension plans for the years 1997, 1996, and 1995 was as follows (000 omitted):

                                                    1997              1996               1995
---------------------------------------------------------------------------------------------
Domestic pension plans                            $  119            $ (584)            $  117
International subsidiary pension plans               590               887              1,194
---------------------------------------------------------------------------------------------
  Total expense                                   $  709            $  303             $1,311
---------------------------------------------------------------------------------------------

The following rates were used in determining the actuarial present value of accumulated plan benefits for the Company's defined benefit pension plans:

                                                        1997                     1996
                                               Domestic  International   Domestic  International
-----------------------------------------------------------------------------------------------
Discount rate                                    8.0%     2.5% - 7.5%      8.0%     3.0% - 8.0%
Weighted-average investment return rate          9.5%     4.5% - 9.0%      9.5%     4.5% - 9.0%
Salary increase rate                             5.0%     3.5% - 5.0%      5.0%     4.0% - 6.0%
-----------------------------------------------------------------------------------------------

Net periodic pension expense/(income) for 1997, 1996, and 1995 includes the following components (000 omitted):



                                                           1997                      1996                     1995
                                                  -----------------------  ------------------------   ------------------------
                                                  Domestic  International  Domestic    International  Domestic  International
-----------------------------------------------------------------------------------------------------------------------------
Service cost-benefits
  earned during the period                         $     7     $   857     $    56        $   969     $   237     $ 1,102
Interest cost on projected benefit obligations         245         871         263            866         281         940
Actual return on assets                               (372)     (2,376)       (182)        (1,417)       (288)     (1,173)
Net amortization and deferral                          239       1,238         (77)           469        (113)        325
Curtailment gain (a)                                    --          --        (644)            --          --          --
-----------------------------------------------------------------------------------------------------------------------------
Net periodic pension expense                       $   119     $   590     $  (584)       $   887     $   117     $ 1,194
-----------------------------------------------------------------------------------------------------------------------------

(a) Included in the net periodic pension expense in 1996 is a gain resulting from the curtailment of the Guaranteed Retirement Income Plan.

The following table sets forth the plans' funded status at December 31, 1997 and 1996 respectively (000 omitted):

                                                               DECEMBER 31, 1997                       DECEMBER 31, 1996
                                                       Assets Exceed     Projected Benefit      Assets Exceed      Projected Benefit
                                                     Projected Benefit      Obligations       Projected Benefit      Obligations
                                                        Obligations         Exceed Assets        Obligations         Exceed Assets
------------------------------------------------------------------------------------------------------------------------------------
                                                  Domestic  International   International  Domestic  International   International
------------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                 $  3,228      $  8,378      $  2,920      $  3,023      $  7,663      $  2,815
  Non-vested benefits                                   34           386           163            35           348           146
Accumulated benefit obligations                      3,262         8,764         3,083         3,058         8,011         2,961

Effect of projected future compensation levels          --         3,328         1,132            --         3,214           905
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligations                        3,262        12,092         4,215         3,058        11,225         3,866
Plan assets at fair value                            3,602        16,523         1,240         3,360        13,883         1,187
------------------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected
  benefit obligations                                  340         4,431        (2,975)          302         2,658        (2,679)
Unrecognized net (gain) loss due to past
  experience different from assumptions                636        (1,839)        1,174           702          (506)          776
Unrecognized prior service cost                         88           397            --            99           429            --
Adjustment to recognize minimum liability             (428)           --          (343)         (764)           --          (236)
Unrecognized net (asset) obligation
  at October 1, 1986 to be amortized over
  average remaining service of participants             --          (768)            1            --          (873)            2
------------------------------------------------------------------------------------------------------------------------------------
(Accrued) prepaid pension cost                    $    636      $  2,221      $ (2,143)     $    339      $  1,708      $ (2,137)
------------------------------------------------------------------------------------------------------------------------------------

   (5) Postretirement Benefits other than Pensions

The Company currently provides certain health care benefits for eligible domestic retired employees. Employees may become eligible for those benefits if they have fulfilled specific age and service requirements.

Net periodic postretirement benefit expense consisted of the following components (000 omitted):

----------------------------------------------------------
                                 1997       1996     1995
----------------------------------------------------------
Service cost                     $ 170     $ 141    $123
Interest cost                      239       219     158
Net amortization of initial
   transition obligation            95        95      95
Amortization of unrecognized
   net loss                         19        13      --
Net periodic postretirement
   benefit costs                 $ 523     $ 468    $376
----------------------------------------------------------

The projected liabilities which are not funded are as follows (000 omitted):

--------------------------------------------------------------------------------
                                                            1997      1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligations:
Retired participants and beneficiaries                    $ 2,210   $ 1,868
Active participants eligible for retirement                   293       346
Other active participants                                   1,552       923
--------------------------------------------------------------------------------
Total benefit obligation                                  $ 4,055   $ 3,137
Experience (loss)                                          (1,687)     (843)
Unrecognized transition obligation                         (1,429)   (1,524)
--------------------------------------------------------------------------------
Accrued postretirement benefit cost                       $   939   $   770
--------------------------------------------------------------------------------

The following assumptions used in determining the expense and obligation are listed below:


-----------------------------------------------------------
                                         1997      1996
-----------------------------------------------------------
Discount rate                              8%        8%
Health care cost increase                  9%        9%
-----------------------------------------------------------

The rate of increase in the per capita cost of covered health benefits was assumed to be 9% in 1997, decreasing gradually to 6% by the year 2000, and remaining at that level thereafter. The effect of a 1% increase in the medical trend assumption would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $222,000 and increase the net periodic cost by approximately $52,000.

The Company monitors the cost of the plan, and has, from time to time, changed the benefits provided under this plan. The Company reserves the right to make additional changes or terminate these benefits in the future. Any changes in the plan or revisions of the assumptions affecting expected future benefits may have a significant effect on the amount of the obligation and annual expense.

   (6) Debt and Credit Arrangements

Currently, the Company has various short-term, variable-rate credit arrangements totaling $67.0 million. Outstanding borrowings under these arrangements totaled $40.2 million at December 31, 1997. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the banks under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt for the three years ended December 31, 1997, 1996 and 1995 is as follows (000 omitted):

-----------------------------------------------------------------------------------------------------------------------------
                                                                       MAXIMUM
                                            WEIGHTED AVERAGE      MONTH-END BALANCE      AVERAGE AMOUNT     WEIGHTED AVERAGE
                             BALANCE AT     INTEREST RATE AT         OUTSTANDING          OUTSTANDING        INTEREST RATE
                             END OF YEAR       END OF YEAR         DURING THE YEAR      DURING THE YEAR     DURING THE YEAR
-----------------------------------------------------------------------------------------------------------------------------
                                 (A)               (B)                   (C)                  (D)                (E)
-----------------------------------------------------------------------------------------------------------------------------
1997
NOTES PAYABLE TO BANKS        $ 40,247             6.0%               $ 63,161              $42,893              7.2%

1996
Notes payable to banks          31,700             8.3%                 41,757               31,272              7.1%

1995
Notes payable to banks          17,428             7.8%                 19,012               17,045              8.5%
-----------------------------------------------------------------------------------------------------------------------------


(A) Notes payable by the Company's foreign subsidiaries were $24,566,000 in 1997, $13,160,000 in 1996 and $9,588,000 in 1995.

(B) The weighted average interest rate is computed by dividing the annualized interest expense for the short-term debt outstanding by the short-term debt outstanding at December 31.


(C) The composition of the Company's short-term debt will vary by category at any point in time during the year.

(D) Average amount outstanding during the year is computed by dividing the total daily outstanding principal balances by 365 days in 1997 and 1995 and by 366 days in 1996.

(E) The weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

The Company's current multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks provides for up to $475 million of unsecured revolving credit borrowings through January 2002. The Company has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by an additional $75 million. Outstanding borrowings under the Revolving Credit Facility totaled $307.1 million at December 31, 1997. Interest and facility fees are payable at varying rates as specified in the loan agreement, and as of December 31, 1997, the applicable facility fee was 0.30% per annum. Amounts outstanding under the Revolving Credit Facility are classified as long-term debt on the Company's balance sheet.

The Revolving Credit Facility contains, among other things, certain restrictive covenants which change from time to time as specified in the loan agreement. Under the most restrictive of the covenants applicable as of December 31, 1997, the Company must maintain a consolidated current ratio of not less than 1.25 to 1.00, an interest coverage ratio of not less than 2.5 to 1.0, a leverage ratio for senior debt to earnings before income taxes, depreciation and amortization of not more than 4.25 to 1.00, and a leverage ratio for total debt of not more than 5.25 to 1.00. The Company was in compliance with these covenants as of December 31, 1997.

Long-term debt consists of the following at December 31, 1997 and 1996 -- outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

--------------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                                    1997             1996
--------------------------------------------------------------------------------------------------------------------------
REVOLVING CREDIT FACILITY
U.S. Dollar Borrowings

   (floating interest rate-- 6.61% at December 31, 1997 and 6.08% at December 31, 1996)      $ 302,400        $70,700
Dutch Guilder Borrowings

   (floating interest rate-- 4.22% at December 31, 1997)                                         4,728             --
INTERNATIONAL CREDIT AGREEMENT
Australian Dollar Borrowings

   (floating interest rate-- 6.68% at December 31, 1997 and 7.85% at December 31, 1996)          2,722          3,468
INDUSTRIAL REVENUE/DEVELOPMENT BONDS ("IRB" OR "IDB")
IDB, due March 2026

   (floating interest rate-- 3.95% at December 31, 1997 and 4.30% at December 31, 1996)          7,511          5,724
IRB, due annually from July 1994 to July 2008
   (floating interest rate-- 4.60% at December 31, 1997 and 4.0% at December 31, 1996)           1,900          2,050
IRB, due annually from June 2002 to June 2006
   (floating interest rate-- 4.20% at December 31, 1997 and 4.35% at December 31, 1996)          1,050          1,050
IRB, due semi-annually from October 1997 to October 1999
   (floating interest rate-- 6.88% at December 31, 1997)                                           400             --
IRB, Irish Punt Borrowing, due monthly from September 1997 to September 2000
   (interest rate-- 6.75% at December 31, 1997)                                                    233             --
NOTES PAYABLE

Note payable, Dutch Guilder Borrowing, due monthly November 1994 to October 2004

   (interest rate-- 8.85% at December 31, 1997 and 1996)                                         2,000          2,637
Note payable, Dutch Guilder Borrowing, due June 2000
   (interest rate-- 7.05% at December 31, 1997 and 1996)                                         1,634          1,883
Note payable, Irish Punt Borrowing, due monthly from February 1997 to February 2002
   (interest rate-- 25.41% at December 31, 1997)                                                   214             --
--------------------------------------------------------------------------------------------------------------------------
                                                                                               324,792         87,512

Less--current maturities                                                                           722            483
--------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                         $ 324,070        $87,029
==========================================================================================================================

The scheduled maturities of long-term debt for each of the five years subsequent to December 31, 1997, are as follows (000 omitted):

----------------------------------------------------------
YEAR ENDING DECEMBER 31                           AMOUNT
----------------------------------------------------------
1998                                             $  722
1999                                                772
2000                                              2,176
2001                                                484
2002                                                656
----------------------------------------------------------

Interest paid by the Company was $23,626,000, $6,638,000, and $4,180,000 in
1997, 1996, and 1995, respectively.

   (7) FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS,TREASURY RATE-LOCK AND CAPS

The Company enters into interest rate swap, treasury rate-lock and interest rate cap agreements to hedge its interest rate exposures. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The fair value of the interest rate swap agreements is estimated using quotes from brokers and represents the cash requirement if the existing agreements had been settled at year end. Selected information related to the Company's interest rate swap agreement is as follows (amounts in millions):

-------------------------------------------------------
DECEMBER 31                            1997     1996
-------------------------------------------------------
Notional amount                       $165.0   $ 90.0
Fair value                             166.3     89.7
-------------------------------------------------------
Net unrecognized gain (loss)          $ (1.3)  $  0.3
=======================================================

The Company entered into treasury rate-lock agreements to hedge interest rates on a portion of its long-term debt. At December 31, 1997 the agreements, which had a total notional principal amount of $100.0 million, had a fair value of $101.5 million.

The Company has entered into interest rate cap agreements with commercial banks, which require the Company to pay a one-time fee based upon a notional principal amount. Interest rate cap agreements entitle the Company to receive the amounts, if any, by which floating interest rates exceed the fixed rates stated in the agreements. The agreements had a total notional principal of $25.0 million and $15.0 million at December 31, 1997 and 1996. At December 31, 1997 and 1996, the fair market value of the interest rate caps was not materially different than the notional principal amounts.

The Company is exposed to potential losses in the event of nonperformance by the counterparties to the interest rate swap, treasury rate-lock and cap agreements.

LETTERS OF CREDIT

The Company is contingently liable for performance under letters of credit in the normal course of business. At December 31, 1997 and 1996, letters of credit outstanding totaled $15.6 million and $16.0 million, respectively. Of these letters of credit, (i) $10.5 million and $8.8 million are used to support outstanding Industrial Revenue/Development Bonds of the Company as of 1997 and 1996, respectively, and (ii) an additional $2.0 million and $3.8 million in 1997 and 1996, respectively, were supported by high-quality, short-term investments held by a trustee in accordance with the terms of certain of the Company's Industrial Revenue/Development Bonds. In the Company's past experience, virtually no claims have been made against these financial instruments, and no material losses are expected to occur in the foreseeable future. Therefore, the face value of these letters of credit is estimated to approximate their fair value.

FOREIGN EXCHANGE CONTRACTS

The Company enters into foreign exchange contracts to hedge foreign currency risks. These contracts hedge firmly committed transactions such as inventory purchases, royalties and management fees. The hedged transactions are recorded based upon the nature of the transaction (e.g., costs related to inventory purchases are recorded to inventory and recognized in cost of sales). At December 31, 1997, the Company had foreign exchange contracts with various maturities through December 31, 1998, to purchase $1.6 million of foreign currencies and $117.5 million of U.S. dollars. The fair market value of the contracts at the 1997 year-end spot rates was approximately $1.6 million greater than the contracted amount. At December 31, 1996, the Company had foreign exchange contracts with various maturities through December 31, 1997 to purchase $4.7 million of foreign currencies and $38.7 million of U.S. dollars. The fair market value of the contracts at the 1996 year-end spot rates was approximately $0.6 million less than the contracted amount.

   (8) RENTS AND LEASES

Future minimum rental payments and guaranteed residual payments required for all noncancelable lease terms in excess of one year as of December 31, 1997 are as follows (000 omitted):

--------------------------------------------------------------
DECEMBER 31                                  OPERATING LEASES
--------------------------------------------------------------
1998                                            $11,071
1999                                              9,212
2000                                              7,674
2001                                              4,430
2002                                             12,013
Future years                                     22,660
--------------------------------------------------------------
   Total minimum lease payments                 $67,060
==============================================================

Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $9,356,000, $8,253,000 and $8,235,000, respectively.

   (9) COMMON STOCK AND STOCK OPTIONS

The Company's Certificate of Incorporation provides for 40,000,000 authorized shares of common stock, $.125 par value per share and 4,796,550 shares of Class B common stock, $.125 par value per share. Each Class B share is entitled to 15 votes and is to be automatically converted into one share of common stock upon transfer thereof. All of the Class B shares are owned by Lane Industries, Inc., the Company's majority stockholder.

As of December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share", which requires the presentation of basic and diluted earnings per share. The following table illustrates the computation of basic and diluted earnings per share (000 omitted):

----------------------------------------------------------------------
YEAR ENDED DECEMBER 31                 1997         1996       1995
----------------------------------------------------------------------
Numerator:

  Net Income                          $28,667      $25,213    $21,500
Denominator:
  Denominator for basic
  earnings per share -- weighted
  average shares                       15,760       15,743     15,740
Effect of dilutive securities:
  Employee stock options                  130           66         57
----------------------------------------------------------------------
Denominator for diluted
  earnings per share -- adjusted
  weighted-average shares
  and assumed conversions              15,890       15,809     15,797
======================================================================
Earnings per share-- basic            $  1.82      $  1.60     $ 1.37
======================================================================
Earnings per share-- diluted          $  1.80      $  1.59     $ 1.36
======================================================================

The Company has a non-qualified stock option plan for officers, including officers who are directors and other key employees of the Company. Options may be granted during a ten-year period at a purchase price of not less than 85% of the fair market value on the date of the grant. Options granted may be exercised in four equal parts over a period not to exceed eight years from the date of grant, except that no part of an option may be exercised until at least one year from the date of grant has elapsed. The Company accounts for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for this plan been determined as defined as FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts (000 omitted, except per share data):

---------------------------------------------------------
YEAR ENDED DECEMBER 31                1997       1996(a)
---------------------------------------------------------
Net Income:   As Reported           $ 28,667   $25,213
              Pro Forma             $ 28,200   $23,783
Earnings per share -- basic:

              As Reported           $   1.82   $  1.60
              Pro Forma             $   1.79   $  1.51
Earnings per share -- diluted:

              As Reported           $   1.80   $  1.59
              Pro Forma             $   1.77   $  1.50
---------------------------------------------------------

(a) 1996 Earnings Per Share data has been restated for the adoption of SFAS No. 128, "Earnings Per Share."

A summary of the stock option activity is as follows (000 omitted):

--------------------------------------------------------------------
YEAR ENDED DECEMBER 31                1997              1996
                                    WTD. AVG         WTD. AVG
                                    EXERCISE         EXERCISE
                                 SHARES   PRICE   SHARES   PRICE
--------------------------------------------------------------------
Shares under option
   at beginning of year            435     $20      300     $ 17
Options granted                     84      30      236       23
Options exercised                  (51)     18      (88)      16
Options expired/canceled            (6)     20      (13)      17
--------------------------------------------------------------------
Shares under option
   at end of year                  462     $22      435     $ 20
--------------------------------------------------------------------
Options exercisable                 48     $18       51     $ 17
--------------------------------------------------------------------
Weighted average fair
   value of options granted           $13.72            $10.23
====================================================================


The 462,183 options outstanding at December 31, 1997 have exercise prices between $14.50 and $30.50 per share, with a weighted average exercise price of $22.09 per share and a weighted average remaining contractual life of 4.1 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

-----------------------------------------------------
                                 1997         1996
ASSUMPTION                     WTD. AVG     WTD. AVG
-----------------------------------------------------
Dividend yield                   1.51%        1.83%
Risk-free interest rate          6.50%        6.33%
Expected life                   8 years      8 years
Expected volatility             37.17%       38.24%

=====================================================

(10) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

The provision for income taxes was as follows (000 omitted):

--------------------------------------------------------
                         1997       1996        1995
--------------------------------------------------------
Currently payable:

Federal                $ 11,000    $ 7,988    $ 10,449
State                     2,759      1,672       1,576
Foreign                   3,927      5,250       3,671
--------------------------------------------------------
Total current            17,686     14,910      15,696
--------------------------------------------------------
Deferred payable:

Federal                   2,797      1,918      (1,672)
Foreign                    (970)       513         309
--------------------------------------------------------
Total deferred            1,827      2,431      (1,363)
--------------------------------------------------------
Total provision        $ 19,513    $17,341    $ 14,333
========================================================

The Company's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                   1997         1996         1995
                                                   ----         ----         ----
U.S. Statutory rate ......................         35.0%        35.0%        35.0%
Tax allocation (benefit) charge* .........         (0.5)         0.5          --
State income taxes, net of
   Federal income tax benefit ............          3.7          2.6          2.9
Net effect of international
   subsidiaries' foreign tax
   rates after balance sheet
   translation gains and losses ..........          5.2         (0.3)         0.3
Net effect of remission of
   foreign earnings ......................         (2.0)         0.3          1.1
Non-tax deductible items,
   principally goodwill ..................          0.6          0.6          0.7
Other, net ...............................         (1.5)         2.1          --
                                                   ----         ----         ----
Effective tax rate .......................         40.5%        40.8%        40.0
                                                   ====         ====         ====

* The (benefit) charge results from a tax allocation agreement between the Company and Lane Industries, Inc. entered into in 1978. Under the terms of the agreement, Lane Industries, Inc. has agreed to share with the Company a portion of the Federal income tax savings or additional costs, if any, resulting from filing consolidated income tax returns. Lane Industries, Inc. is the Company's majority stockholder.

Income before taxes was as follows (000 omitted):

                                         1997             1996             1995
                                         ----             ----             ----
United States ...............          $46,897          $26,489          $24,542
Foreign .....................            1,283           16,065           11,291
                                       -------          -------          -------
Total income
   before taxes .............          $48,180          $42,554          $35,833
                                       =======          =======          =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (000 omitted):

Year Ended December 31                                   1997             1996
----------------------                                   ----             ----
Deferred tax assets:
   Inventory .................................        $  2,353         $  2,548
   Foreign ...................................           2,806            1,457
   Worker's compensation .....................             813              820
   Restructuring reserves ....................           1,053            2,770
   Vacation pay ..............................             840              857
   Other .....................................           1,458            3,001
   Foreign tax credits .......................           4,872            4,187
   Capital loss carryovers ...................             313              313
   Net operating loss carryovers .............           3,139            1,419
                                                      --------         --------
Gross deferred tax assets ....................        $ 17,647         $ 17,372
                                                      --------         --------
Valuation allowance ..........................          (8,324)          (5,919)
                                                      --------         --------
Total deferred tax assets ....................        $  9,323         $ 11,453
                                                      --------         --------
Deferred tax liabilities:
   Depreciation ..............................        $  3,310         $  3,492
   Amortization ..............................           6,114            4,306
   Foreign ...................................           3,438            3,062
   Withholding taxes .........................           1,253            1,179
   Other .....................................             216              148
                                                      --------         --------
Total deferred tax liabilities ...............        $ 14,331         $ 12,187
                                                      --------         --------
Net deferred tax liabilities .................        $ (5,008)        $   (734)
                                                      ========         ========

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

At December 31, 1997, the Company has $3,139,000 of net operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards expire in the years 1998 through 2003 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the deferred tax assets related to those loss carryforwards which may expire unutilized.

Income taxes paid were $13,526,000, $11,730,000 and $13,240,000 in 1997, 1996 and 1995, respectively.

   (11) Business Segments and Foreign Operations

The Company is engaged predominantly in one line of business, namely the design, manufacture and distribution of branded office equipment, related supplies and thermal laminating films. The Company's major products include (i) binding supplies and equipment, (ii) laminating equipment and supplies, (iii) visual communication products (such as marker boards, bulletin boards, easels and flip charts), (iv) paper shredders and (v) thermal laminating films (used primarily to encapsulate or protect documents, book covers and other school-related supplies). These products are either manufactured in one of the Company's twenty-two plants located throughout the world or sourced from third parties. GBC products are sold through a network of direct sales and telemarketing personnel, office product superstores, wholesalers, contract/commercial stationers, and other retail dealers. The Company provides maintenance repairs on certain machines it sells through a trained field service organization and through trained dealers.

The Company's products are sold primarily in North America, Europe, Japan and Australia to users in the business, education, commercial/professional and government markets. The Company has a large base of customers and is not dependent on any single customer for a significant portion of its business.

Financial information for the three years ended December 31, 1997, 1996 and 1995, by geographical area is summarized on the following page. Sales between geographic areas are made at market value less allowances for additional manufacturing, marketing and administrative costs to be incurred by the affiliated company. Export sales to foreign customers ($19,763,000 in 1997, $14,781,000 in 1996 and $15,039,000 in 1995) have been classified in the following tables as part of the United States sales.

(000 omitted):

                                                                               United                          Other
Year Ended December 31, 1997                     Total       Eliminations      States          Europe      International
----------------------------                     -----       ------------      ------          ------      -------------
Sales:
   Unaffiliated customers                      $ 770,001      $      --       $ 563,127       $103,231       $ 103,643
   Between geographic areas                           --        (43,908)         41,287            844           1,777
                                               ---------      ---------       ---------       --------       ---------
                                               $ 770,001      $ (43,908)      $ 604,414       $104,075       $ 105,420
                                               ---------      ---------       ---------       --------       ---------
Operating income                               $  74,332      $     347       $  60,378       $  9,456       $   4,151
Other income (expense)*                           (1,575)       (10,333)         17,224         (5,379)         (3,087)
Interest (expense)                               (24,577)            --         (21,535)        (1,821)         (1,221)
                                               ---------      ---------       ---------       --------       ---------
Income before taxes                            $  48,180      $  (9,986)      $  56,067       $  2,256       $    (157)
                                               ---------      ---------       ---------       --------       ---------
Assets                                         $ 692,914      $ (50,385)      $ 610,866       $ 69,000       $  63,433
Depreciation and amortization                  $  27,208      $      --       $  23,572       $  2,059       $   1,577
Capital expenditures                           $  29,619      $      --       $  23,585       $  3,673       $   2,361



                                                                               United                          Other
Year Ended December 31, 1996                     Total       Eliminations      States          Europe      International
----------------------------                     -----       ------------      ------          ------      -------------
Sales:
   Unaffiliated customers                      $ 536,836      $      --       $ 364,581       $ 92,622       $  79,633
   Between geographic areas                           --        (40,907)         35,897          1,287           3,723
                                               ---------      ---------       ---------       --------       ---------
                                               $ 536,836      $ (40,907)      $ 400,478       $ 93,909       $  83,356
                                               ---------      ---------       ---------       --------       ---------
Operating income                               $  47,715      $    (912)      $  30,692       $ 13,064       $   4,871
Other income (expense)*                            1,011         (2,653)          1,904         (1,867)          3,627
Interest (expense)                                (6,172)           837          (4,303)          (781)         (1,925)
                                               ---------      ---------       ---------       --------       ---------
Income before taxes                            $  42,554      $  (2,728)      $  28,293       $ 10,416       $   6,573
                                               ---------      ---------       ---------       --------       ---------
Assets                                         $ 393,706      $ (37,907)      $ 316,162       $ 57,899       $  57,552
Depreciation and amortization                  $  15,018      $      --       $  12,012       $  1,991       $   1,015
Capital expenditures                           $  27,778      $      --       $  23,205       $  3,952       $     621


                                                                               United                          Other
Year Ended December 31, 1995                     Total       Eliminations      States          Europe      International
----------------------------                     -----       ------------      ------          ------      -------------
Sales:
   Unaffiliated customers                      $ 458,391      $      --       $ 308,220       $ 87,202       $  62,969
   Between geographic areas                           --        (42,485)         37,983          1,639           2,863
                                               ---------      ---------       ---------       --------       ---------
                                               $ 458,391      $ (42,485)      $ 346,203       $ 88,841       $  65,832
                                               ---------      ---------       ---------       --------       ---------
Operating income                               $  40,094      $     603       $  24,881       $  9,902       $   4,708
Other income (expense)*                               (2)        (2,446)          4,555         (1,715)           (396)
Interest (expense)                                (4,259)           203          (3,385)          (808)           (269)
                                               ---------      ---------       ---------       --------       ---------
Income before taxes                            $  35,833      $  (1,640)      $  26,051       $  7,379       $   4,043
                                               ---------      ---------       ---------       --------       ---------
Assets                                         $ 298,872      $ (21,532)      $ 239,152       $ 44,801       $  36,451
Depreciation and amortization                  $  12,814      $      --       $  10,300       $  1,981       $     533
Capital expenditures                           $  15,046      $      --       $  13,591       $  1,077       $     378
                                               ---------      ---------       ---------       --------       ---------

* Other income (expense) is comprised principally of foreign currency transaction gains and losses, interest income, dividend and royalty income, gains and losses on the disposal of capital assets, amortization of patents and other transactions.

   (12) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1997 and 1996 was as follows (000 omitted except per share data):

1997                                 Three Months Ended         March 31       June 30     September 30     December 31
----                                 ------------------         --------       -------     ------------     -----------
Sales                                                          $ 180,505      $ 187,436      $ 196,613       $ 205,447
Gross profit                                                      75,936         81,147         84,155          88,138
Income before taxes                                               11,286         12,018         12,038          12,838
Net income                                                         6,772          7,211          6,855           7,829
Net income per common share:
   Basic                                                       $     .43      $     .46      $     .44       $     .50
   Diluted                                                     $     .43      $     .45      $     .43       $     .50

1996                                 Three Months Ended         March 31       June 30     September 30     December 31
----                                 ------------------         --------       -------     ------------     -----------

Sales                                                          $ 126,346      $ 135,338      $ 132,996       $ 142,156
Gross profit                                                      50,669         55,572         55,105          59,541
Income before taxes                                               10,179         11,070         10,066          11,239
Net income                                                         6,006          6,531          5,939           6,737
Net income per common share:
   Basic                                                       $     .38      $     .41      $     .38       $     .43
   Diluted                                                     $     .38      $     .41      $     .38       $     .42


   (13) Acquisitions

Effective January 1, 1997, the Company completed the purchase of the assets and business of Quartet Manufacturing Company. Located in Skokie, Illinois, Quartet manufactures and distributes visual communications products including marker boards, bulletin boards, and easels. The total consideration paid for Quartet was approximately $216.0 million.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Quartet had occurred as of the beginning of fiscal 1996 (000 omitted):

Year Ending December 31                                                   1996
-----------------------                                                   ----
Net sales                                                               $685,862
Net income                                                                27,686
Earnings per common share:
   Basic                                                                    1.76
   Diluted                                                                  1.75


Adjustments to the statements of earnings include additional depreciation and interest charges, goodwill amortization, the reduction of certain other expenses and income tax effects. The pro forma information is provided for illustrative purposes only and is not necessarily reflective of the results of operations that would have actually occurred had the transaction been in effect for the period presented.

On April 23, 1997, the Company completed the purchase of all of the capital stock of Baker School Specialty, a manufacturer of presentation boards. The total purchase price for Baker, including assumption of debt, was $19.2 million.

During 1997, the Company made several smaller acquisitions acquiring the assets of Visucom, Danka Datakey, Jenrite and Printing Wire Supplies. These companies enhance and expand GBC's product offerings and services in Australia, New Zealand and Europe. Total consideration paid for these acquisitions was approximately $5.3 million.

On October 10, 1996, the Company entered into an agreement with GMP Co., Ltd. of South Korea to jointly develop and market lamination equipment and supplies. With the agreement, the Company became a 33% equity shareholder in GMP, a leading worldwide supplier of laminating systems. The total consideration paid for the investment in GMP was $9.9 million.

On January 19, 1996, the Company acquired the business and certain assets of the T.A.C. Group, which operated under the name of Fordigraph. The business, located in Australia, is a distributor of paper shredders, mail room equipment, laminating machines, presentation products, binding systems and supplies. The total consideration paid for Fordigraph was $12.1 million.

On December 21, 1995, the Company acquired Pro-Tech Engineering Co., Inc., headquartered in Madison, Wisconsin. Pro-Tech manufactures lamination equipment and distributes supplies used in the digital printing market. The consideration paid for Pro-Tech was $7.3 million. Additional consideration may also be paid contingent upon the achievement of specified levels of earnings through December 31, 1998.

All acquisitions have been accounted for as purchase transactions, with the results of operations included in the financial statements since the date of the acquisition. The excess of the purchase price over the net assets acquired is estimated to be approximately $169.0 million in 1997, $8.0 million in 1996 and $6.0 million in 1995.

   (14) Subsequent Events

ALLFAX ACQUISITION

On January 22, 1998, the Company acquired the Allfax group of companies, a privately-held office products manufacturer and marketer headquartered in Peterborough, England.

IBICO ACQUISITION

On February 27, 1998, the Company acquired Ibico AG, which is headquartered in Zurich, Switzerland. Ibico manufactures and markets binding and laminating machines and related supplies. Cash consideration paid and debt assumed approximates $130.0 million and is subject to adjustment based upon Ibico's final 1997 results and working capital. The unallocated purchase cost exceeds the estimated net assets of Ibico by approximately $75 million. The purchase price will be allocated to the assets and liabilities of Ibico based upon fair market values. Valuations and studies to determine the fair market value of assets are currently in process. Intangible assets related to the Ibico acquisition will be amortized over their estimated lives on a straight-line basis. The results of operations of Ibico will be included with the results of the Company from March 1, 1998 and will be accounted for as a purchase.

To fund the Ibico acquisition, the Company borrowed a total of $60.0 million from Lane Industries, Inc. ("LII"). The borrowing was pursuant to a Note Purchase Agreement entered into with LII which provides, in pertinent part, that
(i) the Company may borrow up to $100.0 million from LII at any time prior to April 30, 1998; (ii) that all borrowings are subordinated to any other indebtedness of the Company; (iii) that all borrowings shall bear interest at a rate per annum that floats with LIBOR for three month loans as published by The Wall Street Journal plus a 2% margin through May 26, 1998 and margins ranging from 4% to 8% thereafter; and, (iv) that all borrowings, unless prepaid, would be due on April 14, 2002. There are certain covenants made by the Company in connection with the loan which, in the aggregate, are less restrictive than those covenants made to its existing senior lenders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item is contained in the Registrant's 1998 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Registrant's 1998 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Registrant's 1998 Definitive Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Registrant's 1998 Definitive Proxy Statement, which is incorporated herein by reference.

    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

The following consolidated statements, schedules and exhibits of General Binding Corporation and its subsidiaries are filed as part of this report:

(1) FINANCIAL STATEMENTS

The financial statements and notes thereto are located in Part II, Item 8 of this report.

(2) FINANCIAL STATEMENT SCHEDULE

The financial schedule required by Item 14 (d), Valuation and Qualifying Accounts is located on page 46 of this report.

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

No. 21:  Subsidiaries of the Registrant.

No. 22: Definitive proxy statement to be filed with the Securities and Exchange Commission on or about April 6, 1998.

No. 23:  Consent of Arthur Andersen.

No. 27:  Financial Data Schedule.

(b) REPORTS ON FORM 8-K

General Binding Corporation filed the following report on Form 8-K after the form 10-Q filing for the quarterly period ended September 30, 1997.

On October 24,1997, the Company filed Form 8-K to announce the impending purchase of Ibico AG.

    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GENERAL BINDING CORPORATION

                                           By:  /s/     GOVI C. REDDY
                                                -----------------------------
                                                        Govi C. Reddy
                                                     President and Chief
                                                     Executive Officer

                                           By:  /s/ WILLIAM R. CHAMBERS JR.
                                                -----------------------------
                                                   William R. Chambers Jr.
                                                  Vice President and Chief
                                                      Financial Officer

Dated:  March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/   WILLIAM N. LANE III       Chairman of the Board          March 25, 1998
-----------------------------   and Director
      William N. Lane III

/s/      GOVI C. REDDY          President, Chief Executive     March 25, 1998
-----------------------------   Officer and Director
        Govi C. Reddy

/s/ ARTHUR C. NIELSEN, JR.      Director                       March 25, 1998
-----------------------------
    Arthur C. Nielsen, Jr.

/s/    THOMAS V. KALEBIC        Director                       March 25, 1998
-----------------------------
       Thomas V. Kalebic

/s/   WARREN R. ROTHWELL        Director                       March 25, 1998
-----------------------------
      Warren R. Rothwell

    SCHEDULE II --  VALUATION AND QUALIFYING ACCOUNTS


Allowances for Doubtful Accounts and Sales Returns

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

                                                         1997           1996           1995
                                                         ----           ----           ----
Balance at beginning of year                           $ 6,424        $ 5,186         $4,840
Additions charged to expense                             3,530          3,118          1,729
Deductions -- write offs.                               (1,843)        (1,788)        (1,203)
Other*                                                     710            (92)          (180)
Balance at end of year                                 $ 8,821         $6,424         $5,186


* Amounts primarily relate to the effects of foreign currency exchange rate changes as well as the acquisition of Quartet in 1997 and Pro-Tech in 1996.