Form 10-Q
period 1998-03-31
GENERAL BINDING CORP
filed 1998-05-15
CIK 40461

------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE  SECURITIES  EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1998


                         Commission File Number 0-2604

                          GENERAL BINDING CORPORATION
             (Exact name of registrant as specified in its charter)

                                   36-0887470
                      (I.R.S. Employer Identification No.)

                                    DELAWARE
         (State or Other Jurisdiction of Incorporation or Organization)


                                 ONE GBC PLAZA,
                          NORTHBROOK, ILLINOIS  60062
          (Address of Principal Executive Offices, Including Zip Code)

                                (847)  272-3700
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                   -------  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                       OUTSTANDING AT
          CLASS                                         APRIL 30, 1998
          Common Stock            $.125 par value         13,318,278
          Class B - Common Stock  $.125 par value         2,398,275


-------------------------------------------------------------------------------

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS






PART I.   FINANCIAL INFORMATION

                                                                             Page No.
                                                                            ---------
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of  March 31, 1998
          and December 31, 1997                                                   2

          Condensed Consolidated Statements of Income for the Three
          Months ended March 31, 1998 and 1997                                    3

          Condensed Consolidated  Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1997                              4

          Notes to Condensed Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations                                              8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                       10

                 GENERAL BINDING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (000'S OMITTED)

                                                                                   MARCH 31,
                                                                                     1998                DECEMBER 31,
                                                                                  (unaudited)               1997
                                                                                  ----------             ------------
ASSETS
Current Assets
   Cash and cash equivalents                                                  $       13,347           $         3,753
   Receivables, net                                                                  184,499                   160,787
   Inventories --
      Raw materials                                                                   46,858                    53,082
      Work in process                                                                 10,357                    12,693
      Finished goods                                                                 111,478                    77,794
                                                                              --------------           ---------------
          Total inventories                                                          168,693                   143,569
   Deferred tax assets                                                                 7,737                     9,323
   Other                                                                              17,963                    10,313
                                                                              --------------           ---------------
         Total current assets                                                        392,239                   327,745
Property, plant and equipment                                                        205,110                   190,441
Less - accumulated depreciation                                                      (78,991)                  (77,020)
                                                                              --------------           ---------------
   Net  property, plant and equipment                                                126,119                   113,421
Other long-term assets:
   Cost in excess of fair value of assets of acquired companies,
      net of amortization                                                            298,006                   204,543
   Other                                                                              53,025                    47,205
                                                                              --------------           ---------------
Total assets                                                                  $      869,389           $       692,914
                                                                              ==============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                              $       70,271           $        40,247
   Current maturities of long-term debt                                                  691                       722
   Accounts payable                                                                   57,028                    42,979
   Accrued liabilities                                                                71,446                    68,154
                                                                              --------------           ---------------
      Total current liabilities                                                      199,436                   152,102
                                                                              --------------           ---------------
Long-term debt                                                                       450,023                   324,070
Other long-term liabilities                                                           12,398                    11,368
Deferred tax liabilities                                                              14,161                    14,331

Stockholders' Equity
   Common stock                                                                        1,962                     1,962
   Class B common stock                                                                  300                       300
   Additional paid-in capital                                                         10,148                     9,708
   Cumulative translation adjustment                                                  (7,046)                   (6,108)
   Retained earnings                                                                 213,754                   208,394
   Treasury stock                                                                    (25,747)                  (23,213)
                                                                              --------------           ---------------
      Total stockholders' equity                                                     193,371                   191,043
                                                                              --------------           ---------------
Total liabilities and stockholders' equity                                    $      869,389           $       692,914
                                                                              ==============           ===============


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                 GENERAL BINDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                  (000'S OMITTED, EXCEPT  PER SHARE AMOUNTS)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                          1998                       1997
                                                                      ------------                -------------
Net Sales                                                              $ 213,944                    $  180,505

Cost of sales, including development and engineering                     122,004                       104,569
Selling, service and administrative                                       69,664                        57,333
Amortization of goodwill and related intangibles                           2,470                         1,629
                                                                      ------------                -------------
      Operating income                                                    19,806                        16,974

Interest expense                                                           7,472                         5,228
Other expense, net                                                           509                           460
                                                                      ------------                -------------
      Income before taxes                                                 11,825                        11,286

Income taxes                                                               4,730                         4,514
                                                                      ------------                -------------
      Net income                                                           7,095                         6,772
                                                                      ============                =============
Net income per common share
      Basic                                                            $    0.45                      $   0.43
      Diluted                                                               0.45                      $   0.43

Weighted average number of common shares outstanding
      Basic                                                               15,761                        15,761
      Diluted                                                             15,878                        15,927




    The accompanying Notes to Condensed Consolidated Financial Statements
                  are an integral part of these statements.

                 GENERAL BINDING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (000'S OMITTED)


                                                                                                     THREE MONTHS ENDED
                                                                                              -------------------------------
                                                                                                MARCH 31,        MARCH 31,
                                                                                                  1998             1997
                                                                                             -------------     -------------
Cash flows from operating activities:
Net Income                                                                                     $     7,095     $      6,772
Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                               8,021            7,016
         (Decrease) increase in non-current deferred taxes                                            (170)             (77)
         Provision for doubtful accounts                                                               392              601
         (Increase) in other long term assets                                                       (3,466)          (1,334)
         Other                                                                                         357              215
Changes in current assets and liabilities:
         (Increase) in receivables                                                                  (4,033)         (10,264)
         (Increase) decrease in inventories                                                          4,001           (4,349)
         (Increase) in other current assets                                                         (5,039)          (5,162)
         (Increase) decrease in deferred tax assets                                                  1,558             (415)
         Increase (decrease) in accounts payable and accrued expenses                               (5,602)          (2,369)
         Increase in taxes on income                                                                 1,365            1,792
         Increase in deferred income on service agreements                                             168              236
                                                                                             -------------      -----------
Net cash provided by (used in) operating activities                                                  4,647           (7,338)
                                                                                             -------------      -----------
Cash flows from investing activities:
Capital expenditures                                                                                (6,385)          (6,219)
Proceeds from sale of plant and equipment                                                               42            -
Payments for acquisitions, net of cash acquired                                                   (137,983)        (214,999)
                                                                                             -------------      -----------
Net cash (used in ) investing activities                                                          (144,326)        (221,218)
                                                                                             -------------      -----------
Cash flows from financing activities:
Increase (decrease) in notes payable                                                                30,274           19,159
Payments of long term debt                                                                            (104)            -
Long term borrowings                                                                               122,888          212,000
  Increase (decrease) in current portion of
    long-term obligations                                                                               (1)              88
Dividends paid                                                                                      (1,736)          (1,735)
Purchases of treasury stock                                                                         (2,601)            (517)
Proceeds from the exercise of stock options                                                            509              539
                                                                                             -------------      -----------
Net cash provided by financing activities                                                          149,229          229,534
                                                                                             -------------      -----------
Effect of exchange rates on cash                                                                        44             (255)
                                                                                             -------------      -----------
Net increase in cash & cash equivalents                                                              9,594              723
Cash and cash equivalents at the beginning of year                                                   3,753            6,721
                                                                                             -------------      -----------
Cash and cash equivalents at the end of the period                                           $      13,347      $     7,444
                                                                                             =============      ===========
Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Period for:
    Interest                                                                                 $       6,891      $     2,952
    Income taxes, net of refunds                                                                     4,239            4,123




    The accompanying Notes to Condensed Consolidated Financial Statements
                  are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF  PRESENTATION

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of GBC and Subsidiaries as of March 31, 1998 and December 31, 1997, and the results of their operations for the three months ended March 31, 1998 and 1997 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

(2) LONG-TERM DEBT
Long-term debt consists of the following at March 31, 1998 and December 31,1997
- outstanding borrowings denominated in foreign currencies have been converted to U.S. Dollars (000 omitted):



                                                        MARCH 31,  DECEMBER 31,
                                                          1998         1997
                                                        ---------  ------------

REVOLVING CREDIT FACILITY
Classified as long-term on the basis of the Company's intention to refinance these borrowings

U.S. dollar borrowings - (weighted average floating
    interest rate 6.43% at March 31, 1998 and
    6.61% at December 31, 1997)                          $351,000      $302,400

British pounds  borrowings - floating interest rate of
    8.25% at March 31, 1998                                13,648             -

Dutch guilder borrowings - (floating interest rate
    4.20% at  March 31, 1998 and 4.22% at
    December 31, 1997)                                      5,570         4,728

INTERNATIONAL CREDIT AGREEMENT
Australian dollar borrowings - due July 2000
    (floating interest rate 6.30% at March 31, 1998
    and 6.68% at December 31, 1997                          2,715         2,722

   INDUSTRIAL REVENUE/DEVELOPMENT BONDS
        Industrial Revenue Bond - due annually from July 1994
           to July 2008 (floating interest rate 3.95% at
           March 31, 1998 and 4.60% at December 31, 1997)       1,750        1,750

        Industrial Revenue Bond - due annually from
           June 2002 to June 2006 (floating
           interest rate 3.80% at March 31, 1998
           and 4.20% at December 31, 1997)                      1,056        1,050

        Industrial Development Bond - maturity date,
           March, 2026 (floating interest rate 3.80% at
           March 31, 1998 and 3.95% at December 31, 1997)       7,510        7,510

      Industrial Revenue Bond - due semiannually
         October 1997 to October 1999 (floating interest rate
          6.88% at March 31, 1998 and December 31, 1997)          200          200

     Industrial Revenue Bond - Irish punt borrowing, due
          September 2000 (floating interest rate 6.75%
         at March 31, 1998 and December 31, 1997)                 304          365

      NOTES PAYABLES
      Note Payable-Lane Industries, Inc. due April 2002
          (floating interest rate of 7.78% at
          March 31, 1998)                                      60,000            -

      Note Payable, Dutch guilder borrowing -
         due monthly from November 1994 to
         October 2004 (fixed interest rate 8.85% at
         March 31, 1998 and December 31, 1997)                  1,593        1,711

      Note Payable, Dutch guilder borrowing - due
          June 2000 (fixed interest rate of 7.05% at
          March 31, 1998 and at December 31, 1997)              1,588        1,634

      Notes Payables - various (weighted average floating
          interest rate of 10.9% at March 31, 1998)             3,089            -
                                                             --------     --------
Total Long-Term Debt                                         $450,023     $324,070
                                                             ========     ========


(3) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income was adopted during the first quarter 1998. This statement established guidelines for the reporting and display of comprehensive income and its components in financial statements. The currency translation adjustment is the Company's only item which will be classified as comprehensive income.

Companies are required to report total comprehensive income for interim periods beginning the first quarter of 1998. Comprehensive income was $6,157,000 and $4,662,000 for the first quarter of 1998 and 1997, respectively.

(4) NEW ACCOUNTING STANDARDS

The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective with year-end reporting. This statement will require the Company to present information in the notes to the financial statements regarding reportable operating segments using the same basis as is used for internally evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the requirements of this standard and, upon adoption, may disclose more than one reportable segment.

(5) EARNINGS PER SHARE

SFAS No. 128 "Earnings Per Share" was adopted by the Company in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under APB Opinion No. 15. The new standard requires dual presentation of net income per common share and net income per common share, assuming dilution, on the face of the income statement. All prior year per share data for 1997 has been restated in accordance with the new standard. In accordance with SFAS No. 128, net income per common share was computed as follows (000 omitted, except per share amounts):


                                                    FOR THE THREE MONTHS ENDING
                                                          MARCH 31,  MARCH  31,
                                                            1998        1997
                                                          ---------  ----------

(A) Net income available to common shareholders           $   7,095  $    6,772
                                                          =========  ==========

(B) Weighted average number of common shares outstanding     15,761      15,761
    Additional common shares issuable under employee
    stock options using the treasury stock method               117         166
                                                          ---------  ----------
(C)  Weighted average number of common shares
     outstanding assuming the exercise of stock options      15,878      15,927
                                                          =========  ==========

Net income per common share   (A) / (B)                       $0.45       $0.43
                                                          =========  ==========

Net income per common share, assuming dilution (A) / (C)      $0.45       $0.43
                                                          =========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

FORWARD LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I)
(1) of the Exchange Act. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different than future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products and lamination film products markets, the effects of economic conditions, the issues associated with the acquisition and integration of recently acquired operations, including Ibico AG ("Ibico"), operating risks, the ability of the Company's distributors to successfully market and sell the Company's products, the ability of the Company to obtain capital to finance planned growth, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in the Company's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by the Company in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of a forward-looking statements herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 totaled $213.9 million, an increase of 18.5% over the first quarter of 1997. The Company's first quarter results include the results of Ibico from the date of acquisition, February 27, 1998. Excluding the acquisition of Ibico, GBC's sales were $202.7 million, an increase of 12.3% over the first quarter of 1997. The first quarter 1998 sales increase was primarily due to increased sales of personal shredders and writing boards through the Company's Office Products Group. Sales of writing boards in the first quarter of 1998 benefited from the Company's acquisitions of Baker, Visucom and Allfax.

Gross profit margin improved in the first quarter of 1998 to 43.0% compared to 42.1% in the first quarter of 1997. The improvement in gross margin was due principally to higher margins achieved in the Company's commercial laminating business and the Office Products Group.

Selling, service, and administrative expenses increased 21.5% in the first quarter of 1998 compared to the first quarter of 1997, primarily due to increased sales resulting in higher related selling expenses. As a percentage of sales, selling, service and administrative expenses increased to 32.5% in 1998 from 31.8% in the first quarter of 1997, principally due to higher rebate programs for certain customers. Amortization of goodwill and intangibles increased to $2.5 million in the first quarter of 1998 compared to $1.6 million in the first quarter of 1997 due to acquisitions.

Interest expense for the first quarter of 1998 increased to $7.5 million, compared to $5.2 million in 1997. The primary reason for the increase was higher average debt levels as a result of the financing of the Ibico, Baker and Allfax acquisitions.

As a result of the factors described above, net income for the first quarter of 1998 was $7.1 million or $0.45 per share, versus $6.8 million, or $0.43 per share in the first quarter of 1997. The inclusion of Ibico's first quarter results had a dilutive effect on earnings of approximately $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for operations, acquisitions and capital expenditures during the first quarter of 1998 were financed by internally generated cash flow and borrowings under the Company's revolving credit facilities, short-term borrowings from banks and a $60.0 million borrowing from Lane Industries, Inc., the Company's majority shareholder.

Net cash generated from operating activities was $4.6 million for the first quarter of 1998, compared to cash used of $7.3 million for the first quarter of 1997. The favorable swing in 1998 was due primarily to a reduction in
inventory and slower growth in receivables.   The unfavorable cash flow during
the first quarter of 1997 resulted from higher levels of receivables, inventories and advances on product purchased from overseas vendors.

Capital expenditures during the first quarter of 1998 were $6.1 million, compared to $4.4 million in the first quarter of 1997. Major expenditures in 1998 include the investments associated with the Company's new custom supplies facility in Wisconsin and new document finishing facility in Illinois.

Cash dividends paid during the first quarter of both 1998 and 1997 were $0.11 per share, respectively.

As of March 31, 1998, the Company had access to various U.S. and international credit facilities including a multicurrency revolving credit facility (the "Revolving Credit Facility') with a group of international banks providing for up to $475 million of unsecured revolving credit borrowings through January 2002. The revolving credit facility, established on January 13, 1997 contains, among other things, certain restrictive covenants which require the Company to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage. As of March 31, 1998, the Company had $370.2 million outstanding under the revolving facility.

As of March 31, 1998, the Company also had access to a credit facility from Lane Industries, Inc. maturing April 2002 that allowed the Company to borrow up to $100.0 million at any time prior to April 30, 1998. The facility, established in February 1998 contains certain covenants which, in aggregate, are less restrictive than those covenants made by the Company under the Revolving Credit Facility, and are subordinated to any other indebtedness of the Company. As of March 31, 1998, $60.0 million was outstanding under this facility.

The Company believes that funds generated from operations combined with existing credit facilities are sufficient to meet currently anticipated capital and operating requirements.

                          PART II.  OTHER INFORMATION


Item 5: Exhibits

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

     The Company filed a Form 8-K on January 9, 1998 to report the following information:

On January 8, 1998 GBC announced that its planned acquisition of Ibico, based in Zurich, Switzerland had been delayed as a result of a request for additional information concerning the proposed acquisition from the Antitrust Division of the United States Department of Justice.

     The Company filed a Form 8-K on March 3, 1998 to report the following information:

On February 27, 1998, GBC announced that it had completed the acquisition of Ibico, a privately-held manufacturer and marketer of document binding and laminating products.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GENERAL BINDING CORPORATION
                                     AND SUBSIDIARIES





                                     By   /s/  William R. Chambers, Jr.
                                          ------------------------------
                                          William R. Chambers, Jr.
                                          Vice President and
                                          Chief Financial Officer