Form 10-Q
period 1998-06-30
GENERAL BINDING CORP
filed 1998-08-14
CIK 40461

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE  SECURITIES  EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED  JUNE  30, 1998


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

                               Yes    X       No
                                    ----          ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                       OUTSTANDING AT
          CLASS                                          JULY 31, 1998
          Common Stock            $.125 par value        13,307,191
          Class B - Common Stock  $.125 par value         2,398,275




===============================================================================

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                       ---------

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of  June 30, 1998
          and December 31, 1997                                            2

          Condensed Consolidated Statements of Income for the Three
          and Six Months ended June 30, 1998 and 1997                      3

          Condensed Consolidated  Statements of Cash Flows for the
          Six Months ended June 30, 1998 and 1997                          4

          Notes to Condensed Consolidated Financial Statements             5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations                                       13


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 16



                                     (1)

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000'S OMITTED)

                                                    JUNE 30,              DECEMBER 31,
                                                      1998                     1997
                                                ---------------         ----------------
ASSETS
Current Assets                                     (unaudited)
  Cash and cash equivalents                     $        9,983          $         3,753
  Receivables, net                                     173,264                  160,787
  Inventories --
     Raw materials                                      51,176                   38,107
     Work in process                                     7,564                    8,470
     Finished goods                                    112,230                   96,992
                                                --------------          ---------------
        Total inventories                              170,970                  143,569
  Deferred tax assets                                    7,908                    9,323
  Other                                                 35,439                   10,313
                                                --------------          ---------------
        Total current assets                           397,564                  327,745
Property, plant and equipment                          200,934                  190,441
Less - accumulated depreciation                        (76,724)                 (77,020)
                                                --------------          ---------------
     Net  property, plant and equipment                124,210                  113,421
Other long-term assets:
  Cost in excess of fair value of
   assets of acquired companies,
   net of amortization                                 296,433                  204,543
  Other                                                 61,303                   47,205
                                                --------------          ---------------
Total assets                                    $      879,510          $       692,914
                                                ==============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $       37,719          $        40,247
  Current maturities of long-term obligations            1,050                      722
  Accounts payable                                      46,690                   42,979
  Accrued liabilities                                   73,866                   68,154
                                                --------------          ---------------
    Total current liabilities                          159,325                  152,102
                                                --------------          ---------------
Long-term debt                                         498,245                  324,070
Other long-term liabilities                             13,267                   11,368
Deferred tax liabilities                                13,856                   14,331
Stockholders' Equity
  Common stock                                           1,962                    1,962
  Class B common stock                                     300                      300
  Additional paid-in capital                            10,341                    9,708
  Cumulative translation adjustment                     (7,180)                  (6,108)
  Retained earnings                                    215,745                  208,394
  Treasury stock                                       (26,351)                 (23,213)
                                                --------------          ---------------
    Total stockholders' equity                         194,817                  191,043
                                                --------------          ---------------
Total liabilities and stockholders' equity      $      879,510          $       692,914
                                                ==============          ===============


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.



                                      (2)

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED  STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (000'S OMITTED, EXCEPT  PER SHARE AMOUNTS)





                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             ----------------------------    ----------------------------
                                                                 1998              1997            1998           1997
                                                               --------          --------        --------        --------
Net Sales                                                    $  230,708       $   187,436     $   444,652     $   367,941
Cost of sales, including development and engineering            131,183           106,289         253,187         210,858
Selling, service and administrative                              76,921            60,652         146,585         117,985
Amortization of goodwill and related intangibles                  2,822             1,904           5,292           3,533
                                                             ----------       -----------     -----------     -----------
   Operating income                                              19,782            18,591          39,588          35,565

Interest expense                                                  9,956             6,193          17,428          11,421
Loss on sale of U.S. RingBinder                                   3,500                 -           3,500               -
Other expense, net                                                 (264)              380             245             840
                                                             ----------       -----------     -----------     -----------
   Income before taxes                                            6,590            12,018          18,415          23,304
Income taxes                                                      2,872             4,807           7,602           9,321
                                                             ----------       -----------     -----------     -----------
   Net income                                                $    3,718       $     7,211     $    10,813     $    13,983
                                                             ==========       ===========     ===========     ===========
Net income per common share
   Basic                                                     $     0.24       $      0.46     $      0.69     $      0.89
   Diluted                                                   $     0.23       $      0.45     $      0.68     $      0.88
Weighted average number of common shares outstanding
   Basic                                                         15,711            15,764          15,736          15,763
   Diluted                                                       15,874            15,881          15,876          15,904

    The accompanying Notes to Condensed Consolidated Financial Statements
                  are an integral part of these statements.

                                      (3)

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                                         SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                                  1998                        1997
                                                                            --------------            -----------------
Cash flows from operating activities:
Net Income                                                                 $        10,813             $        13,982
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                     15,989                      13,740
  (Decrease) in non-current deferred taxes                                            (256)                       (142)
  Provision for doubtful accounts                                                    1,601                       1,247
  (Increase) in other long-term assets                                                (504)                     (3,353)
  Other                                                                              1,927                       2,921
Changes in current assets and liabilities:
  (Increase) in receivables                                                            (59)                    (10,827)
  (Increase) in inventories                                                        (11,537)                    (21,812)
  (Increase) in other current assets                                                (3,342)                     (4,273)
  (Increase) in deferred tax assets                                                  1,112                      (1,386)
  Increase (decrease) in accounts payable and accrued expenses                      (5,544)                      4,779
  Increase (decrease) in taxes on income                                            (3,751)                        860
  Increase (decrease) in deferred income on service agreements                        (121)                         97
                                                                           ---------------             ---------------
Net cash provided by (used in) operating activities                                  6,328                      (4,167)
                                                                           ---------------             ---------------
Cash flows from investing activities:
  Capital expenditures                                                             (12,688)                    (13,353)
  Proceeds from sale of plant and equipment                                          1,103                           -
  Payments for acquisitions, net of cash acquired                                 (143,662)                   (232,381)
                                                                           ---------------             ---------------
Net cash (used in) investing activities                                           (155,247)                   (245,734)
                                                                           ---------------             ---------------
Cash flows from financing activities:
  Increase (decrease) in notes payable                                              (2,549)                     19,274
  Payments of debt issuance costs                                                   (7,685)
  Payments of long term-debt                                                       (60,139)                          -
  Long-term borrowings                                                             231,964                     237,086
  Increase (decrease) in current portion of
     long-term obligations                                                             283                         164
  Dividends paid                                                                    (3,463)                     (3,468)
  Purchases of treasury stock                                                       (3,231)                       (524)
  Proceeds from the exercise of stock options                                          728                         546
                                                                           ---------------             ---------------
Net cash provided by financing activities                                          155,908                     253,078
                                                                           ---------------             ---------------
Effect of exchange rates on cash                                                      (759)                       (798)
                                                                           ---------------             ---------------
Net increase in cash & cash equivalents                                              6,230                       2,379
Cash and cash equivalents at the beginning of year                                   3,753                       6,721
                                                                           ---------------             ---------------
Cash and cash equivalents at the end of the period                         $         9,983             $         9,100
                                                                           ===============             ===============
Supplemental Disclosure of Cash Flow Information
 Cash Paid During the Period for:
  Interest                                                                 $        15,388             $         8,838
  Income taxes, net of refunds                                             $         7,499             $         7,764




     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.



                                     (4)

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of GBC and Subsidiaries as of June 30, 1998 and December 31, 1997, and the results of their operations for the six months ended June 30, 1998 and 1997, have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

(2) LONG-TERM DEBT

On May 27, 1998, the Company completed the placement of $150.0 million of 9.375% Senior Subordinated Notes due 2008 (the "Notes") through a Rule 144A offering. The Notes are unsecured and are subordinated to all existing and future senior indebtedness of the Company. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company's material direct and indirect domestic restricted subsidiaries. On or after June 1, 2003, the Company may, at its option, redeem all or some of the Notes at declining redemption rates which
begin at approximately 104.7% of par in 2003.   In addition, at any time prior
to June 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes originally issued, with the net cash proceeds of one or more public equity offerings, at a redemption price of 109.375% of par, provided that at least 65% of the Notes originally issued, remain outstanding. Upon certain changes in control of the Company, the Note holders could require that the Company repurchase all or some of the Notes at a premium to par.

     The net proceeds from the Notes were used to repay approximately $60.0 million of indebtedness to Lane Industries, Inc., an affiliate, which was used to partially finance the Company's recent acquisition of Ibico AG, and to repay approximately $85.0 million of indebtedness outstanding under the Company's revolving credit facility.

     Long-term debt consists of the following at June 30, 1998 and December 31, 1997 - outstanding borrowings denominated in foreign currencies have been converted to U.S. Dollars (000 omitted):








                                      (5)


                                                                   JUNE 30,          DECEMBER 31,
                                                                     1998                1997
                                                                   --------          ------------
 REVOLVING CREDIT FACILITY
      U.S. dollar borrowings - (weighted average floating
          interest rate 6.85% at June 30, 1998 and
          6.61% at December 31, 1997)                              $  309,200        $  302,400

      British pounds borrowings - (floating interest rate of
          8.42% at June 30, 1998)                                      13,606                 -

      Dutch guilder borrowings - (floating interest rate
          4.37% at June 30, 1998 and 4.22% at
          December 31, 1997)                                            5,660             4,728

      INTERNATIONAL CREDIT AGREEMENT
      Australian dollar borrowings - due July 2000
          (floating interest rate 6.40% at June 30, 1998
          and 6.68% at December 31, 1997)                               2,493             2,722

 INDUSTRIAL REVENUE/DEVELOPMENT BONDS
      Industrial Revenue Bond - due annually from July 1994
        to July 2008 (floating interest rate 3.95% at
        June 30, 1998 and 4.60% at December 31, 1997)                   1,750             1,750

      Industrial Revenue Bond - due annually from
        June 2002 to June 2006 (floating
        interest rate 3.65% at June 30, 1998
        and 4.20% at December 31, 1997)                                 1,050             1,050

      Industrial Development Bond - maturity date,
        March 2026 (floating interest rate 3.65% at
        June 30, 1998 and 3.95% at December 31, 1997)                   7,510             7,510

      Industrial Revenue Bond - due semiannually
        October 1997 to October 1999 (floating interest rate
        6.88% at June 30, 1998 and December 31, 1997)                     100               200

      Industrial Revenue Bond - Irish punt borrowing, due
        September 2000 (floating interest rate 6.75%
        at June 30, 1998 and December 31, 1997)                           280               365

   NOTES PAYABLES
        Note Payable, Dutch guilder borrowing -
        due monthly from November 1994 to
        October 2004 (fixed interest rate 8.85% at
        June 30, 1998 and December 31, 1997)                            1,546             1,711

      Note Payable, Dutch guilder borrowing - due
        June 2000 (fixed interest rate of 7.05% at
          June 30, 1998 and at December 31, 1997)                       1,614             1,634

                                      (6)

        Notes Payables - various (weighted average floating
            interest rate of 11.0% at June 30, 1998)              3,436             -

SENIOR SUBORDINATED DEBT
        9.375% Senior Subordinated Notes due 2008               150,000             -
                                                               --------      --------

Total Long-Term Debt                                           $498,245      $324,070
                                                               ========      ========

(3) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was adopted during the first quarter 1998. This statement established guidelines for the reporting and display of comprehensive income and its components in financial statements. The currency translation adjustment is the Company's only item to be included in the computation of comprehensive income. Comprehensive income was $3,583,000 and $8,922,000 for the second quarter of 1998 and 1997, respectively, and $9,741,000 and $13,584,000 for the six-months ended June 30, 1988 and 1997, respectively.

(4) NEW ACCOUNTING STANDARDS

The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective with year-end reporting. This statement will require the Company to present information in the notes to the financial statements regarding reportable operating segments using the same basis as is used for internally evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the requirements of this standard and, upon adoption, will likely disclose information for its three primary business units: Document Finishing, Films and Office Products.

(5) EARNINGS PER SHARE

SFAS No. 128 "Earnings Per Share" was adopted by the Company in the fourth quarter of 1997. The new standard requires dual presentation of net income per common share and net income per common share, assuming dilution, on the face of the income statement. All prior year per share data has been restated in accordance with the new standard. In accordance with SFAS No. 128, net income per common share was computed as follows (000 omitted, except per share amounts):



                                                                            THREE MONTHS ENDING                SIX MONTHS ENDING
                                                                           JUNE 30,       JUNE  30,         JUNE 30,       JUNE 30,
                                                                             1998            1997              1998           1997
                                                                           --------       ---------         --------       --------
(A) Net income available to common shareholders                             $ 3,717         $ 7,211          $10,813        $13,983
                                                                           ========        ========         ========       ========
(B) Weighted average number of common shares outstanding                     15,711          15,764           15,736         15,763
     Additional common shares issuable under employee
     stock options using the treasury stock method                              163             117              140            141
                                                                           --------        --------         --------       --------
(C)  Weighted average number of common shares
     outstanding assuming the exercise of stock options                      15,874          15,881           15,876         15,904
                                                                           ========        ========         ========       ========
Net income per common share   (A) / (B)                                       $0.24           $0.46            $0.69          $0.89
                                                                           ========        ========         ========       ========
Net income per common share, assuming dilution (A) / (C)                      $0.23           $0.45            $0.68          $0.88
                                                                           ========        ========         ========       ========

                                      (7)

6) SALE OF  U.S. RINGBINDER  BUSINESS

Effective June 30, 1998, the Company sold substantially all the assets of its
U.S. RingBinder business.   This transaction represents the Company's exit from
the business of manufacturing and distributing metal ring elements which are used in loose-leaf binders and similar products. Proceeds from the sale are estimated to be approximately $16.7 million and most of which will be primarily used to reduce outstanding debt. A one-time pretax charge of $3.5 million was recorded related to the sale.


7) SUBSEQUENT EVENT

The Company has commenced an offer to exchange the Notes as described in note 2 of the Notes to Condensed Financial Statements (the "Old Notes") for notes registered under the Securities Act of 1933 (the "Exchange Notes"). The form and terms of the Exchange Notes are essentially the same as the Old Notes. The exchange offer is scheduled to expire on September 3, 1998, unless extended.

































                                      (8)

(8) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                          GENERAL BINDING CORPORATION
                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1998

                                                                                            June 30, 1998
                                                                  ------------------------------------------------------------------
                                                                                                 Non-
                                                                     Parent     Guarantors    Guarantors  Eliminations Consolidated
                                                                  -----------   ----------    ----------  ------------ -------------

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $        -    $   1,496     $   8,487    $         -    $   9,983
   Receivables, net                                                  106,732        1,691        64,841              -      173,264
   Inventories                                                        82,540       23,273        65,157              -      170,970
   Deferred tax assets                                                 6,049          860           999              -        7,908
   Other                                                              23,917        1,564         9,958              -       35,439
   Due from affiliates                                                79,478       16,255         1,969        (97,702)           -
                                                                  ----------    ---------     ---------    -----------    ---------
          Total Current Assets                                       298,716       45,139       151,411        (97,702)     397,564
                                                                  ----------    ---------     ---------    -----------    ---------

   Property, plant and equipment, net                                 86,755       13,442        24,013              -      124,210
   cost in excess of fair value of assets of acquired companies,
          net of amortization                                        163,803       52,075        80,555              -      296,433
   Other Assets                                                       56,615        2,031         9,215         (6,558)      61,303
   Investment in subsidiaries                                        212,828      174,642             -       (387,470)           -
                                                                  ----------    ---------     ---------    -----------    ---------
          Total Assets                                            $  818,717    $ 287,329     $ 265,194    $  (491,730)   $ 879,510
                                                                  ==========    =========     =========    ===========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Notes Payable                                                  $   15,000    $       6     $  22,713    $         -    $  37,719
   Current maturities of long-term obligations                           350          328           372              -        1,050
   Accounts payable                                                   23,774        3,984        18,932              -       46,690
   Accrued liabilities:
     Salaries, wages and profit sharing contributions                 20,496           75         3,889              -       24,460
     Taxes, other than income                                          2,108           (7)        1,586              -        3,687
     Deferred income on maintenance agreements                         6,014          359         3,165              -        9,538
     Other                                                             8,815        9,385        17,981              -       36,181
   Due to affiliates                                                  50,271       39,366        50,085       (139,722)           -
                                                                  ----------    ---------     ---------    -----------    ---------
          Total Current Liabilities                                  126,828       53,496       118,723       (139,722)     159,325
                                                                  ----------    ---------     ---------    -----------    ---------
   Long-term debt - affiliated                                             -            -         6,558         (6,558)           -
   Long-term debt, less current maturities                           482,165        2,362        13,718              -      498,245
   Other long-term liabilities                                         7,494          332         5,441              -       13,267
   Deferred tax liabilities                                            7,414        3,058         3,388              -       13,858
   STOCKHOLDERS' EQUITY
          Common stock                                                 1,962        4,026         2,533         (6,559)       1,962
          Class B common stock                                           300            -             -              -          300
          Additional paid-in capital                                  10,341      113,904        96,777       (210,681)      10,341
          Cumulative translation adjustment                           (7,181)      (4,464)       (7,118)        11,583       (7,180)
          Retained earnings                                          215,745      124,138        24,205       (148,343)     215,745
          Treasury stock                                             (26,351)           -             -              -      (26,351)
                                                                  ----------    ---------     ---------    -----------    ---------
          Total Stockholders' Equity                                 194,816      237,604       116,397       (354,000)     194,817
                                                                  ----------    ---------     ---------    -----------    ---------
   Total Liabilities and Stockholders' Equity                     $  818,717    $ 296,850     $ 264,223    $  (500,280)   $ 879,510
                                                                  ==========    =========     =========    ===========    =========


   (a) Effective June 30, 1998, the Company sold its US RingBinder business
       (USRB). As of June 30, 1998, USRB had stockholder's equity of $12.1 million.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATING  STATEMENT OF INCOME
                                  (UNAUDITED)
                                 (000 OMITTED)


                                                                                Three Months Ended June 30, 1998
                                                           -------------------------------------------------------------------------
                                                                                          Non-
                                                             Parent      Guarantors    Guarantors      Eliminations    Consolidated
                                                           ---------    ------------   ----------     --------------   -------------
Unaffiliated sales                                          134,708          13,573      (51,584)                      $    230,708
Affiliated sales                                             15,389           6,059      144,678          (32,115)               --
                                                           --------     -----------    ---------      -----------      ------------
    Net Sales                                               150,097          19,632       93,094          (32,115)          230,708

Cost of sales, including development and engineering         87,320          27,978        48297          (32,412)          131,183
Selling, service and administrative                          46,434           8,655        21830                             76,919
Amortization of goodwill and related intangibles              1,667             354          801                              2,822
                                                           --------     -----------    ---------      -----------      ------------
    Operating income                                         14,676         (17,355)      22,166              297            19,784
Interest                                                     11,743             570        1,055           (3,434)            9,934
Loss on sale of U.S. Ringbinder                               3,500                                                           3,500
Other (income) expense, net                                  (4,234)            638          (77)           3,434              (239)
                                                           --------     -----------    ---------      -----------      ------------
 Income before taxes and undistributed earnings of
  wholly-owned subsidiaries                                   3,667         (18,563)      21,188              297             6,589
Income taxes                                                    282           1,651          819              120             2,872
                                                           --------     -----------    ---------      -----------      ------------
Income (loss) before undistributed earnings
 of wholly-owned subsidiaries                                 3,385         (20,214)      20,369              177             3,717
Undistributed earnings (loss) of wholly-
 owned subsidiaries                                             332           3,577                        (3,909)               --
                                                           --------     -----------    ---------      -----------      ------------
    Net income                                                3,717         (16,637)      20,369           (3,732)     $      3,717
                                                           ========     ===========    =========      ===========      ============


(a)  Effective June 30, 1998, the Company sold its US RingBinder business
     (USRB). For the three months ended June 30, 1998, USRB had net income of $398,000.


                                      (10)

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATING  STATEMENT OF INCOME
                                  (UNAUDITED)
                                 (000 OMITTED)

                                                                                   Six Months Ended June 30, 1998
                                                                 -----------------------------------------------------------------
                                                                                              Non-
                                                                    Parent    Guarantors  Guarantors  Eliminations    Consolidated
                                                                 ---------    ----------  ----------  ------------    ------------
Unaffiliated sales                                                 275,288        20,891     148,473                            --
Affiliated sales                                                    31,128         9,798      14,462       (55,388)   $    444,652
                                                                 ---------    ----------  ----------  ------------    ------------
      Net Sales                                                    306,416        30,689     162,935       (55,388)        444,652

Cost of sales, including development and engineering               178,184        39,255      91,910       (56,162)        253,187
Selling, service and administrative                                 93,166        10,259      43,160                       146,585
Amortization of goodwill and related intangibles                     3,545           675       1,072                         5,292
                                                                 ---------    ----------  ----------  ------------    ------------
      Operating income                                              31,521       (19,500)     26,793           774          39,588

Interest                                                            20,963           924       2,088        (6,547)         17,428
Loss on sale of U.S. Ringbinder                                      3,500                                                   3,500
Other (income) expense, net                                         (4,838)       (1,823)        358         6,548             245
                                                                 ---------    ----------  ----------  ------------    ------------

 Income before taxes and undistributed earnings of
  wholly-owned subsidiaries                                         11,896       (18,601)     24,347           773          18,415

Income taxes                                                         3,351         1,838       2,101           312           7,602
                                                                 ---------    ----------  ----------  ------------    ------------

Income (loss) before undistributed earnings                          8,545       (20,439)     22,246           461
of wholly-owned subsidiaries                                                                                                10,813
Undistributed earnings (loss) of wholly-
owned subsidiaries                                                   2,268         4,262                    (6,530)             --
                                                                 ---------    ----------  ----------  ------------    ------------

      Net income                                                    10,813       (16,177)     22,246        (6,069)   $     10,813
                                                                 =========    ==========  ==========  ============    ============



(a)  Effective June 30, 1998, the Company sold its US RingBinder business
     (USRB). For the six months ended June 30, 1998, USRB had net income of $699,000.


                                      (11)

                          GENERAL BINDING CORPORATION
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                 JUNE 30, 1998

                                                                                     SIX MONTHS ENDED JUNE 30, 1998
                                                                  ------------------------------------------------------------------
                                                                                               NON-
                                                                   PARENT     GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                  ---------   ----------    ----------   ------------   ------------
   Net cash provided by (used in) operating activities             (129,275)    130,231         5,372                     $   6,328
                                                                  ---------    --------      --------      --------       ---------


Investing Activities:

   Capital expenditures                                              (8,367)    (2,179)        (2,142)                      (12,688)
   Proceeds from sale of plant and equipment                          1,026                        77                         1,103
   Capital contributions to subsidiaries                            (17,111)     17,111
   Payment for acquisitions, net of cash acquired                         -    (143,662)                                   (143,662)
                                                                  ---------    --------      --------      --------       ---------
          Net cash (used in) provided by investing activities       (24,452)   (128,730)       (2,065)            -        (155,247)
                                                                  ---------    --------      --------      --------       ---------


   Financing Activities:

    Increase (reduction) in notes payable                              (680)         (5)       (1,864)                       (2,549)
    Payments of debt issuance costs                                  (7,685)                                                 (7,685)
    Increase (decrease) in long-term debt                           164,046                     7,779                       171,825
    (Reduction) increase in current portion of
      long-term debt                                                    259                        24                           283
    Dividends paid                                                   (3,463)                                                 (3,463)
    Purchases of treasury stock                                      (3,231)                                                 (3,231)
    Proceeds from the exercise of stock options                         728                                                     728
                                                                  ---------    --------      --------      --------       ---------
          Net cash provided by (used in) financing activities       149,974          (5)        5,939             -         155,908
                                                                  ---------    --------      --------      --------       ---------
               Effect of exchange rates on cash                                                  (759)                         (759)
                                                                  ---------    --------      --------      --------       ---------
               Net (decrease) in cash & cash equivalents             (3,753)      1,496         8,487                         6,230

          Cash and cash equivalents at the beginning of year          3,753                                                   3,753
                                                                  ---------    --------      --------      --------       ---------
          Cash and cash equivalents at the end of the period              -    $  1,496      $  8,487             -       $   9,983
                                                                  =========    ========      ========      ========       =========


a) During the six months ended June 30, 1998, the Parent repaid an intercompany balance due to GBC International, Inc. in the amount of $114,935. This amount was then used to purchase Ibico AG.

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

FORWARD LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different than future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products and lamination film products markets, the effects of economic conditions, the issues associated with the acquisition and integration of recently acquired operations, including Ibico AG ("Ibico"), operating risks, the ability of the Company's distributors to successfully market and sell the Company's products, the ability of the Company to obtain capital to finance planned growth, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in the Company's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by the Company in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.


RESULTS OF OPERATIONS-QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED
JUNE 30, 1997
Sales
Net sales for the second quarter of 1998 totaled $230.7 million, an increase of 23.1% over the second quarter of 1997. The acquisition of Ibico contributed $30.0 million in sales in the quarter. Excluding Ibico, sales increased 7.1% in the second quarter of 1998 compared to 1997. Sales in the Company's Document Finishing and Films Groups increased approximately 6% in the quarter while the Office Products Group, which includes Ibico's operations, achieved a 15% gain. Sales of personal shredders, pouch laminators and writing boards were primarily responsible for the sales increase in the Office Products Group. The Company's acquisitions of Baker, Visucom and Allfax contributed to the increase in sales of writing boards in the second quarter of 1998.

Gross Margin, Costs and Expenses
The Company's gross profit margin declined slightly in the second quarter of 1998 to 43.1%, compared to 43.3% in 1997. While the Films Group achieved higher gross profit margins in the second quarter of 1998, margins declined in both the Document Finishing and Office Products Groups. The Films Group benefited from improved manufacturing efficiencies and favorable pricing on products sourced from the Far East. Gross profit margins declined in the Document Finishing Group primarily as a result of an unfavorable sales mix in the U.S. (i.e., sales of certain higher-margin equipment declined, whereas sales of certain lower-margin supplies increased) and a delay in benefiting from efficiencies associated with the startup of three new manufacturing facilities. Sales mix was also largely responsible for the gross profit margin decline in the Office Products Group. Increased sales of personal shredders and pouch laminators (both lower-margin products) contributed to the decline.

                                      (13)

Selling, service and administrative expenses increased 26.8% in the second quarter of 1998 compared to 1997. The increase was primarily the result of the acquisition of Ibico and overall increased sales resulting in related selling expenses. As a percentage of sales, selling, service and administrative expenses were 33.3% in the second quarter of 1998 compared to 32.4% in 1997, primarily due to higher rebate programs for certain Office Products Group customers, along with increased information systems expenditures.

Amortization of goodwill and related intangibles increased to $2.8 million in the second quarter of 1998, compared to $1.9 million in the second quarter of 1997, due to acquisitions.

Interest expense for the second quarter of 1998 increased to $9.9 million, compared to $6.2 million in 1997. The primary reasons for the increase were higher average debt levels as a result of the financing of the Ibico, Baker and Allfax acquisitions and the relatively higher interest expense associated with the Senior Subordinated Notes.

Effective June 30, 1998, the Company completed the sale of the business and substantially all of the assets of its U.S. RingBinder Corp. subsidiary. For the second quarter of 1998, U.S. RingBinder contributed sales of $6.6 million and operating income of $535,000. An after-tax loss of approximately $2.1 million (or $0.13 per diluted share) was recognized in connection with the sale.

Income Taxes
The Company's overall effective income tax rate increased to 43.6% in the second quarter compared to 40.0% in 1997. Net losses in certain of the Company's International operations were the primary reasons for the increase.

Net Income
As a result of the factors described above, net income for the second quarter of 1998 before the impact of the U.S. RingBinder sale was $5.8 million, or $0.37 per share basic compared to $14.0 million, or $0.46 per share basic in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
Sales
Net sales for the first half of 1998 totaled $444.7 million, an increase of 20.8% over the first half of 1997. The Company's first half results include the results of Ibico from the date of acquisition, February 27, 1998.
Excluding the acquisition of Ibico, GBC's sales were $403.3 million, an increase of 9.6% over the first half of 1997. The first half 1998 sales increase was primarily due to increased sales of personal shredders and writing boards through the Company's Office Products Group. Sales of writing boards in the first half 1998 benefited from the Company's acquisitions of Baker, Visucom and Allfax.

Gross Margin, Costs and Expenses
Gross profit margin improved in the first half of 1998 to 43.1% compared to 42.7% in the first half of 1997. The improvement in gross margin was due principally to better margins achieved in the Company's Films Group.
Selling, service, and administrative expenses increased 24.2% in the first half of 1998, compared to the first half of 1997, primarily as a result of increased sales and related selling expenses. As a percentage of sales, selling, service and administrative expenses increased to 33.0% in 1998 from 32.1% in the first half of 1997, principally due to higher rebate programs for certain Office Products Group customers.

Amortization of goodwill and intangibles increased to $5.3 million in the first half of 1998, compared to $3.5 million in the first half of 1997, due to acquisitions.

Interest expense for the first half of 1998 increased to $17.4 million, compared to $11.4 million in 1997. The primary reasons for the increase were higher average debt levels as a result of the financing of the Ibico, Baker and Allfax acquisitions and the higher interest expense associated with the Senior Subordinated Notes.



                                      (14)

Effective June 30, 1998, the Company completed the sale of the business and substantially all of the assets of U.S. RingBinder. For the first six months of 1998, U.S. RingBinder contributed sales of $12.7 million and operating income of $896,000. An after-tax loss of approximately $2.1 million (or $0.13 per diluted share) was recognized in connection with the sale.

Income Taxes
The Company's overall effective income tax rate increased to 41.3% in the first half of 1998 compared to 40.0% in 1997. Net losses in certain of the Company's International operations were the primary reasons for the increase.

Net Income
As a result of the factors described above, net income for the first half of 1998 before the impact of the sale of U.S. RingBinder was $12.9 million or $0.82 per share basic, versus $14.0 million, or $0.89 per share basic in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for operations, acquisitions and capital expenditures during the first half of 1998 were financed by internally generated cash flow and borrowings under the Company's revolving credit facilities, short-term borrowings from banks and the placement of $150.0 million of the Senior Subordinated Notes.

Net cash provided by operating activities was $4.6 million for the first six months of 1998, compared to cash used of $4.2 million in the first half of 1997. The favorable swing in 1998 was due primarily to a reduction in receivables and inventories net of acquired subsidiaries.

Capital expenditures during the first six months of 1998 were $12.6 million, compared to $13.4 million during the first six months of 1997. Major projects in 1998 include investments associated with the Company's new custom supplies facility in Wisconsin and the new document finishing equipment plant in Illinois.

Cash dividends paid during the first six months of both 1998 and 1997 were $0.22 per share, respectively.

The Company invested $141.2 million in acquisitions during the first six months of 1998 to acquire Ibico and Allfax. Acquisitions were financed by borrowings under the Company's revolving credit facility and a $60.0 million borrowing from Lane Industries, Inc.

As discussed in note 2 of the Notes to Condensed Financial Statements the Company issued $150.0 million of Senior Subordinated Notes during the first six months of 1998.

As of June 30, 1998, the Company had access to various U.S. and international credit facilities including a multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks providing for up to $475.0 million of unsecured revolving credit borrowings through January 2002. The revolving credit facility, established on January 13, 1997 contains, among other things, certain restrictive covenants which require the Company to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage. As of June 30, 1998, the Company had the equivalent of $328.7 million outstanding under the Revolving Credit Facility.

The Company believes that funds generated from operations combined with existing credit facilities are sufficient to meet currently anticipated capital and operating requirements.

                                      (15)

                          PART II.  OTHER INFORMATION


Item 6: Exhibits

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

      The Company filed a Form 8-K on June 3, 1998 to report the following information:

On May 27, 1998, GBC announced that it had closed the placement of $150 million of Senior Subordinated Notes through a Rule 144A offering.

     The Company filed a Form 8-K on June 25, 1998 to report the following information:

On June 22, 1998, GBC issued a press release dealing with its net income outlook for the quarter ending June 30, 1998.

     The Company filed a Form 8-K on July 9, 1998 to report the following information:

     On July 6, 1998, GBC issued a press release announcing the sale of its U.S. RingBinder business.

     The Company filed a Form 8-K on August 13, 1998 to report the following information:

On July 31, 1998, GBC issued a press release announcing its second quarter 1998 results.








                                     (16)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       GENERAL BINDING CORPORATION
                                       AND SUBSIDIARIES


                                       By /s/  William R. Chambers, Jr.
                                          --------------------------------

                                          William R. Chambers, Jr.
                                          Vice President and
                                          Chief Financial Officer


























                                      (17)