Form 10-Q
period 1998-09-30
GENERAL BINDING CORP
filed 1998-11-17
CIK 40461

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                Yes  X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                                OUTSTANDING AT
CLASS                                                         OCTOBER 31, 1998
Common Stock                $.125 par value                        13,319,691
Class B - Common Stock      $.125 par value                         2,398,275


================================================================================

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997                         2

         Condensed Consolidated Statements of Income for the Three
         and Nine Months ended September 30, 1998 and 1997                 3

         Condensed Consolidated  Statements of Cash Flows for the
         Nine Months ended September 30, 1998 and 1997                     4

         Notes to Condensed Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of  Operations                                       13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  18










                                       (1)

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                                                        September 30,      December 31,
ASSETS                                                                       1998              1997
                                                                      ---------------    --------------
Current Assets                                                          (unaudited)
   Cash and cash equivalents                                          $         2,869    $       3,753
   Receivables, net                                                           186,520          160,787
   Inventories --
      Raw materials                                                            54,540           38,107
      Work in process                                                           6,875            8,470
      Finished goods                                                          103,688           96,992
                                                                      ---------------    --------------
            Total inventories                                                 165,103          143,569
   Deferred tax assets                                                          7,921            9,323
   Other                                                                       16,030           10,313
                                                                      ---------------    --------------
            Total current assets                                              378,443          327,745
Property, plant and equipment                                                 205,930          190,441
Less - accumulated depreciation                                               (79,941)         (77,020)
                                                                      ---------------    --------------
   Net  property, plant and equipment                                         125,989          113,421
Other long-term assets:
   Cost in excess of fair value of assets of acquired companies,
      net of amortization                                                     294,062          204,543
   Other                                                                       63,897           47,205
                                                                      ---------------    --------------
Total assets                                                          $       862,391    $     692,914
                                                                      ===============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                      $        32,117    $      40,247
   Current maturities of long-term debt                                         2,081              722
   Accounts payable                                                            45,143           42,979
   Accrued liabilities                                                         80,201           68,154
                                                                      ---------------    --------------
      Total current liabilities                                               159,542          152,102
                                                                      ---------------    --------------
Long-term debt                                                                477,129          324,070
Other long-term liabilities                                                    13,298           11,368
Deferred tax liabilities                                                       13,901           14,331

Stockholders' Equity
   Common stock                                                                 1,962            1,962
   Class B common stock                                                           300              300
   Additional paid-in capital                                                  10,506            9,708
   Cumulative translation adjustment                                           (8,898)          (6,108)
   Retained earnings                                                          221,289          208,394
   Treasury stock                                                             (26,638)         (23,213)
                                                                      ---------------    --------------
      Total stockholders' equity                                              198,521          191,043
                                                                      ---------------    --------------
Total liabilities and stockholders' equity                            $       862,391    $     692,914
                                                                      ===============    ==============


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                   (000's omitted, except per share amounts)

                                                        Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      ----------------------  ----------------------
                                                          1998        1997        1998        1997
                                                      ----------  ----------  ----------  ----------
Net Sales                                             $  233,058  $  196,613  $  677,710  $  564,554

Cost of sales, including development and engineering     131,009     112,458     384,489     323,316
Selling, service and administrative                       75,916      62,413     221,995     180,398
Amortization of goodwill and related intangibles           2,737       1,963       8,029       5,496
                                                      ----------  ----------  ----------  ----------
    Operating income                                      23,396      19,779      63,197      55,344

Interest expense                                          10,721       6,548      28,149      17,969
Loss on sale of U.S. RingBinder                                -           -       3,500           -
Other expense, net                                           174       1,193         632       2,033
                                                      ----------  ----------  ----------  ----------
    Income before taxes                                   12,501      12,038      30,916      35,342

Income taxes                                               5,232       5,183      12,834      14,504
                                                      ----------  ----------  ----------  ----------
    Net income                                        $    7,269  $    6,855  $   18,082  $   20,838
                                                      ==========  ==========  ==========  ==========
Net income per common share
    Basic                                             $     0.46  $     0.44  $     1.15  $     1.32
    Diluted                                           $     0.46  $     0.43  $     1.14  $     1.31

Weighted average number of common shares outstanding
    Basic                                                 15,706      15,758      15,726      15,761
    Diluted                                               15,910      15,876      15,887      15,895















     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                         1998        1997
                                                                      ----------  ----------
Cash flows from operating activities:
Net Income                                                            $   18,082  $   20,838
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                           24,489      20,886
  Increase in non-current deferred taxes                                     192          54
  Provision for doubtful accounts                                          2,303       1,921
  (Increase) in other long term assets                                    (5,365)     (4,778)
  Loss on sale of USRB, pretax                                             3,500        -
  Other                                                                     (126)      1,223
Changes in current assets and liabilities:
   (Increase) in receivables                                             (14,391)    (14,040)
   (Increase) in inventories                                              (6,538)    (31,425)
   (Increase) in other current assets                                     (2,611)     (2,555)
   (Increase) decrease in deferred tax assets                                989      (1,080)
   Increase (decrease) in accounts payable and accrued expenses           (7,636)      4,524
   Increase in taxes on income                                            (1,839)      2,705
   Increase in deferred income on service agreements                         274         469
                                                                      ----------  ----------
Net cash provided by (used in) operating activities                       11,323      (1,258)
                                                                      ----------  ----------
Cash flows from investing activities:
Capital expenditures                                                     (18,890)    (20,157)
Proceeds from sale of plant and equipment                                    554        -
Proceeds from sale of USRB                                                15,529
Payments for acquisitions, net of cash acquired                         (138,409)   (234,506)
                                                                      ----------  ----------
Net cash (used in ) investing activities                                (141,216)   (254,663)
                                                                      ----------  ----------
Cash flows from financing activities:
Increase (decrease) in notes payable                                      (8,151)     26,645
Payments of debt issuance costs                                           (8,449)       -
Payments of long term debt                                               (60,014)       -
Long term borrowings                                                     213,161     235,916
 Increase (decrease) in current portion of
          long-term obligations                                            1,311         119
Dividends paid                                                            (5,191)     (5,202)
Purchases of treasury stock                                               (3,537)       (931)
Proceeds from the exercise of stock options                                  913         693
                                                                      ----------  ----------
Net cash provided by financing activities                                130,043     257,240
                                                                      ----------  ----------
Effect of exchange rates on cash                                          (1,034)       (512)
                                                                      ----------  ----------
Net increase in cash & cash equivalents                                     (884)        807
Cash and cash equivalents at the beginning of year                         3,753       6,721
                                                                      ----------  ----------
Cash and cash equivalents at the end of the period                    $    2,869  $    7,528
                                                                      ==========  ==========
Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Period for:
          Interest                                                    $   20,929  $   15,326
          Income taxes, net of refunds                                    10,170      10,512


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF  PRESENTATION

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of GBC as of September 30, 1998 and December 31, 1997, and the results of their operations for the three and nine month periods ended September 30, 1998 and 1997 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

(2)      LONG-TERM DEBT

On May 27, 1998, the Company completed the placement of $150.0 million of 9 3/8% Senior Subordinated Notes due 2008 (the "Notes") through a Rule 144A offering. These notes were exchanged in September 1998 for similar notes which are publicly registered. These exchange notes (the "9 3/8% Notes") are unsecured and are subordinated to all existing and future senior indebtedness of the Company. The 9 3/8% Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company's material direct and indirect domestic restricted subsidiaries. On or after June 1, 2003, the Company may, at its option, redeem all or some of the 9 3/8% Notes at declining redemption prices which begin at approximately 104.7% of par in 2003. In addition, at any time prior to June 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 9 3/8% Notes originally issued with the net cash proceeds of one or more public equity offerings, at a redemption price of 109.375% of par, provided that at least 65% of the 9 3/8% Notes originally issued remain outstanding. Upon certain changes in control of the Company, the Note holders could require the Company to repurchase all or some of the 9 3/8% Notes at a premium to par.

The net proceeds from the Notes were used to repay approximately $60.0 million of indebtedness to Lane Industries, Inc., an affiliate, which was used to partially finance the Company's acquisition of Ibico AG. The remainder of the proceeds from the Notes was used to repay approximately $85 million of indebtedness outstanding under the Company's revolving credit facility.

Long-term debt consists of the following at September 30, 1998 and December 31, 1997 - outstanding borrowings denominated in foreign currencies have been converted to U.S. Dollars (000 omitted):





                                       (5)

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                    1998             1997
                                                                                -------------    ------------
REVOLVING CREDIT FACILITY

         U.S. dollar borrowings - (weighted average floating
               interest rate of 6.72% at September 30, 1998 and
              6.61% at December 31, 1997)                                          $277,500   $302,400

         British pound borrowings - (floating interest rate of
              8.5375% at September 30, 1998)                                         17,486       --

         Dutch guilder borrowings - (floating interest rate of 4.45% at
              September 30, 1998 and 4.22% at December 31, 1997)                      5,738      4,728

         Swiss franc borrowings - (floating interest rate of
              2.6% at September 30, 1998)                                             7,660       --


         INTERNATIONAL CREDIT AGREEMENT
         Australian dollar borrowings - due July 2000
              (floating interest  rate of 6.50% at September 30, 1998
               and 6.68% at December 31, 1997)                                        2,273      2,722

INDUSTRIAL REVENUE/DEVELOPMENT BONDS
         Industrial Revenue Bond - due annually from July 1994 to July 2008
             (floating interest rate of 4.10% at September 30, 1998 and 4.60%
              at December 31, 1997)                                                   1,600      1,750

          Industrial Revenue Bond - due annually from June 2002 to June 2006
             (floating interest rate of 4.00% at September 30, 1998
             and 4.20% at December 31, 1997)                                          1,050      1,050

          Industrial Development Bond - due March, 2026 (floating interest rate of 3.80% at September 30, 1998 and 3.95% at December 31,
             1997)                                                                    7,510      7,510

         Industrial Revenue Bond - due semi-annually October 1997 to October 1999
             (floating interest rate of 6.68% at September 30, 1998 and 6.88% at
              December 31, 1997)                                                        100        200

           Industrial Revenue Bond - Irish punt borrowing, due September 2000
              (fixed interest rate of 6.75% at September 30, 1998 and
              December 31, 1997)                                                        239        365


                                      (6)

NOTES PAYABLES
         Note Payable, Dutch guilder borrowing - due monthly from November
              1994 to October 2004 (fixed interest rate of 8.85% at
              September 30, 1998 and December 31, 1997)                             1,495      1,711

         Note Payable, Dutch guilder borrowing - due June 2000 (fixed interest
              rate of 7.05% at September 30, 1998 and at December 31, 1997)         1,636      1,634

         Notes Payables - various (weighted average floating
              interest rate of 11.0% at September 30, 1998)                         2,842       --

SENIOR SUBORDINATED DEBT
         9 3/8% Senior Subordinated Notes due 2008                                150,000       --
                                                                                 --------   --------

         Total Long-Term Debt                                                    $477,129   $324,070
                                                                                 ========   ========


 (3)     COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was adopted during the first quarter 1998. This statement established guidelines for the reporting and display of comprehensive income and its components in financial statements. The currency translation adjustment is the Company's only item to be included in the computation of comprehensive income. Comprehensive income was $5,551,000 and $4,470,000 for the third quarter of 1998 and 1997, respectively, and $15,292,000 and $18,054,000 for the nine months ended September 30, 1998 and 1997, respectively.

(4)      NEW ACCOUNTING STANDARDS

The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", effective with year-end reporting. This statement will require the Company to present information in the notes to the financial statements regarding reportable operating segments using the same basis as is used for internally evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the requirements of this standard and, upon adoption, may disclose information for certain of its three primary business units: Document Finishing, Films and Office Products.

(5)      EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share", was adopted by the Company in the fourth quarter of 1997. The new standard requires dual presentation of net income per common share and net income per common share, assuming dilution, on the face of the income statement. All prior year per share data has been restated in accordance with the new standard. In accordance with SFAS No. 128, net income per common share was computed as follows (000 omitted, except per share amounts):








                                       (7)

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                             1998      1997       1998      1997
                                                           --------   --------  --------   -------
(A) Net income available to common shareholders             $ 7,269   $ 6,855   $18,082   $20,838
                                                            =======   =======   =======   =======

(B) Weighted average number of common shares outstanding     15,706    15,758    15,726    15,761
       Additional common shares issuable under employee
       stock options using the treasury stock method            204       118       161       134
                                                            -------   -------   -------   -------
(C) Weighted average number of common shares
       outstanding assuming the exercise of stock options    15,910    15,876    15,887    15,895
                                                            =======   =======   =======   =======

Net income per common share (A) / (B)                       $  0.46   $  0.44   $  1.15   $  1.32
                                                            =======   =======   =======   =======

Net income per common share, assuming dilution (A) / (C)    $  0.46   $  0.43   $  1.14   $  1.31
                                                            =======   =======   =======   =======


(6)      SALE OF U.S. RINGBINDER BUSINESS

Effective June 30, 1998, the Company sold substantially all the assets of its U.S. RingBinder business. This transaction represents the Company's exit from the business of manufacturing and distributing metal ring elements which are used in loose-leaf binders and similar products. Total proceeds from the sale were approximately $16.5 million. A one-time pretax charge of $3.5 million was recorded related to the sale.

(7)      SUBSIDIARY GUARANTOR INFORMATION

The following tables present condensed consolidating financial data for: Parent (General Binding Corporation, including domestic operations); Guarantors (domestic restricted subsidiaries); and Non-Guarantors (international subsidiaries). Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Parent. The Guarantors have jointly and severally and fully and unconditionally guaranteed the 9 3/8% Notes. The Company has determined that separate financial statements and other disclosures concerning the Guarantors are not material to investors. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Parent, Guarantors and Non-Guarantors (in each case, carrying investments under the equity method) and the eliminations necessary to arrive at the information for the Company on a consolidated basis.







                                      (8)

                          GENERAL BINDING CORPORATION
                          CONSOLIDATING BALANCE SHEET
                              September 30, 1998

                                                                                  September 30, 1998
                                                        ----------------------------------------------------------------------
                                                                                        Non-
                                                            Parent     Guarantors    Guarantors    Eliminations  Consolidated
                                                        ------------  ------------  ------------  -------------  -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                            $        508  $       506   $     1,855   $          -  $     2,869
   Receivables, net                                          123,676          943        61,901              -      186,520
   Inventories                                                69,935       18,921        76,247              -      165,103
   Deferred tax assets                                         6,049        1,193           875           (196)       7,921
   Other                                                       7,807          892         7,331              -       16,030
   Due from affiliates                                       108,570       45,412        24,805       (178,787)           -
                                                        ------------  -----------   -----------   ------------  -----------
      Total Current Assets                                   316,545       67,867       173,014       (178,983)     378,443
                                                        ------------  -----------   -----------   ------------  -----------
   Property, plant and equipment, net                         86,864       13,240        25,885                     125,989
   Cost in excess of fair value of assets of
      acquired companies, net of amortization                162,318       32,497        99,247              -      294,062
   Other Assets                                               58,853        1,780         8,558         (5,294)      63,897
   Investment in subsidiaries                                189,515      151,827             -       (341,342)           -
                                                        ------------  -----------   -----------   ------------  -----------
      Total Assets                                      $    814,095  $   267,211   $   306,704   $   (525,619) $   862,391
                                                        ============  ===========   ===========   ============  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Notes Payable                                        $     15,000  $         5   $    17,112   $          -  $    32,117
   Current maturities of long-term obligations                   349          293         1,439              -        2,081
   Accounts payable                                           23,392        3,592        18,159              -       45,143
   Accrued liabilities:
      Salaries, wages and profit sharing contributions        20,185          479         3,221              -       23,885
      Taxes, other than income                                 1,672           34         1,579              -        3,285
      Deferred income on maintenance agreements                6,908            -         2,963              -        9,871
      Other                                                   16,399       10,639        17,282         (1,160)      43,160
   Due to affiliates                                          54,686       41,159        83,959       (179,804)           -
                                                        ------------  -----------   -----------   ------------  -----------
      Total Current Liabilities                              138,591       56,201       145,714       (180,964)     159,542
                                                        ------------  -----------   -----------   ------------  -----------
   Long-term debt -- affiliated                                5,294            -             -         (5,294)           -
   Long-term debt, less current maturities                   456,562        1,807        18,721             39      477,129
   Other long-term liabilities                                 7,713          333         5,252              -       13,298
   Deferred tax liabilities                                    7,414        3,087         3,400              -       13,901
   STOCKHOLDERS' EQUITY
      Common stock                                             1,962        4,016         2,530         (6,546)       1,962
      Class B common stock                                       300            -             -              -          300
      Additional paid-in capital                              10,506       90,084       114,205       (204,289)      10,506
      Cumulative translation adjustment                       (8,898)      (5,816)       (8,837)        14,653       (8,898)
      Retained earnings                                      221,289      117,499        25,719       (143,218)     221,289
      Treasury stock                                         (26,638)           -             -              -      (26,638)
                                                        ------------  -----------   -----------   ------------  -----------
      Total Stockholders' Equity                             198,521      205,783       133,617       (339,400)     198,521
                                                        ------------  -----------   -----------   ------------  -----------
   Total Liabilities and Stockholders' Equity           $    814,095  $   267,211   $   306,704   $   (525,619) $   862,391
                                                        ============  ===========   ===========   ============  ===========

 (a)    Effective June 30, 1998, the Company sold its US RingBinder business
        (USRB). As of June 30, 1998, USRB had stockholder's equity of $12.1 million.


                                      (9)

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATING  STATEMENT OF INCOME
                                  (Unaudited)
                                 (000 omitted)

                                                                     Nine Months Ended September 30, 1998
                                                          ------------------------------------------------------------
                                                                                   Non-
                                                          Parent    Guarantors  Guarantors  Eliminations  Consolidated
                                                         ---------  ----------  ----------  ------------  ------------
Unaffiliated sales                                       $426,047   $  45,526   $ 206,137   $         -    $   677,710
Affiliated sales                                           45,600      26,692      13,070       (85,362)             -
                                                         --------   ---------   ---------   -----------    -----------
         Net Sales                                        471,647      72,218     219,207       (85,362)       677,710

Cost of sales, including development and engineering      273,590      57,796     139,500       (86,397)       384,489
Selling, service and administrative                       141,485      13,069      67,441             -        221,995
Amortization of goodwill and related intangibles            5,108         968       1,953             -          8,029
                                                         --------   ---------   ---------   -----------    -----------
         Operating income                                  51,464         385      10,313         1,035         63,197

Interest                                                   27,781         943       3,581        (4,156)        28,149
Loss on sale of U.S. Ringbinder                                 -       3,500           -             -          3,500
Other (income) expense, net                                  (612)       (319)     (2,593)        4,156            632
                                                         --------   ---------   ---------   -----------    -----------

   Income before taxes and undistributed of wholly-owned
    subsidiaries                                           24,295      (3,739)      9,325         1,035         30,916

Income taxes                                                5,854       2,630       3,931           419         12,834
                                                         --------   ---------   ---------   -----------    -----------

Income (loss) before undistributed earnings
    of wholly-owned subsidiaries                           18,441      (6,369)      5,394           616         18,082
Undistributed earnings (loss) of wholly-
    owned subsidiaries                                       (359)      8,047           -        (7,688)             -
                                                         --------   ---------   ---------   -----------    -----------

         Net income                                      $ 18,082  $    1,678  $    5,394  $     (7,072)        18,082
                                                         ========  ==========  ==========  ============    ===========

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




                                      (10)

                 GENERAL BINDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING  STATEMENT OF INCOME
                                 (Unaudited)
                                (000 omitted)

                                                                      Three Months Ended September 30, 1998
                                                          --------------------------------------------------------------
                                                                                     Non-
                                                           Parent    Guarantors   Guarantors  Eliminations  Consolidated
                                                          ---------  ----------   ----------  ------------  -------------
Unaffiliated sales                                        $ 150,759   $  12,685   $   69,614   $        --   $    233,058
Affiliated sales                                             14,473      10,717        4,784       (29,974)            --
                                                          ---------   ---------   ----------   -----------   ------------
         Net Sales                                          165,232      23,402       74,398       (29,974)       233,058

Cost of sales, including development and engineering         95,406      18,541       47,297       (30,235)       131,009
Selling, service and administrative                          48,532       2,811       24,573            --         75,916
Amortization of goodwill and related intangibles              1,563         293          881            --          2,737
                                                          ---------   ---------   ----------   -----------   ------------
         Operating income                                    19,731       1,757        1,647           261         23,402

Interest                                                      6,819          17        1,494         2,391         10,721
Loss on sale of U.S. Ringbinder                                  --          --           --            --             --
Other (income) expense, net                                     513       5,004       (2,952)       (2,391)           174
                                                          ---------   ---------   ----------   -----------   ------------

   Income before taxes and undistributed
    earnings of wholly-owned subsidiaries                    12,399      (3,264)       3,105           261         12,501

Income taxes                                                  2,503         793        1,830           106          5,232
                                                          ---------   ---------   ----------   -----------   ------------

Income (loss) before undistributed earnings
    of wholly-owned subsidiaries                              9,896      (4,057)       1,275           155          7,269
Undistributed earnings (loss) of wholly-
    owned subsidiaries                                       (2,627)      3,785           --        (1,158)            --
                                                          ---------   ---------   ----------   -----------   ------------

         Net income                                       $   7,269        (272)  $    1,275  $     (1,003)  $      7,269
                                                          =========   =========   ==========   ===========   ============


(a) Effective June 30, 1998, the Company sold its US RingBinder business (USRB). For the three months ended June 30, 1998, USRB had net income of $398,000.

                                     (11)

                          GENERAL BINDING CORPORATION
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                               September 30, 1998


                                                                              Nine Months Ended September 30, 1998
                                                              --------------------------------------------------------------------
                                                                                                 Non-
                                                                 Parent       Guarantors    Guarantors  Eliminations  Consolidated
                                                              ----------     -----------    ----------- ------------  ------------

    Net cash provided by (used in) operating activities        (123,723)        126,647          8,201          198    $   11,323
                                                              ---------      ----------     ----------  -----------    ----------

Investing Activities:

      Capital expenditures                                      (11,016)         (3,374)        (4,500)           -       (18,890)
      Proceeds from sale of plant and equipment                     285             155            114            -           554
      Proceeds from sale of USRB                                      -          15,529              -            -        15,529
      Capital contributions to subsidiaries                           -               -              -            -             -
     Payment for acquisitions,  net of cash acquired                  -        (138,409)             -            -      (138,409)
                                                              ---------      ----------     ----------  -----------    ----------

              Net cash (used in) provided by investing
               activities                                       (10,731)       (126,099)        (4,386)           -      (141,216)
                                                              ---------      ----------     ----------  -----------    ----------


    Financing Activities:

      Increase (reduction) in notes payable                          32             (16)        (8,167)           -        (8,151)
      Payments of debt issuance costs                            (8,449)              -              -            -        (8,449)
      Payments of long term debt                                (59,904)              -           (732)         622       (60,014)
      Increase (decrease) in long-term debt                     210,000               -          3,981         (820)      213,161
      (Reduction) increase in current portion of                      -               -              -            -             -
           long-term debt                                             -               -          1,311            -         1,311
      Dividends paid                                             (5,191)              -              -            -        (5,191)
      Purchases of treasury stock                                (3,537)              -              -            -        (3,537)
      Proceeds from the exercise of stock options                   913               -              -            -           913
                                                              ---------      ----------     ----------  -----------    ----------

              Net cash provided by (used in) financing
                   activities                                   133,864             (16)        (3,607)        (198)      130,043
                                                              ---------      ----------     ----------  -----------    ----------

                 Effect of exchange rates on cash                     -               -         (1,034)           -        (1,034)
                                                              ---------      ----------     ----------  -----------    ----------

                 Net (decrease) in cash & cash equivalents         (590)            532           (826)           -          (884)

        Cash and cash equivalents at the beginning of year        1,098             (26)         2,681            -         3,753
                                                              ---------      ----------     ----------  -----------    ----------

        Cash and cash equivalents at the end of the period         $508            $506         $1,855            -    $   $2,869
                                                              =========     ===========     ==========  ===========    ==========

















                                      (12)

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


RESULTS OF OPERATIONS-
QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997 Sales
Net sales for the third quarter of 1998 totaled $233.1 million, an increase of 18.5% over the third quarter of 1997. The acquisition of Ibico contributed approximately $25.0 million in sales in the quarter. Excluding Ibico, sales increased approximately 6.0% in the third quarter of 1998 compared to 1997. Sales in the Company's Document Finishing and Films groups increased approximately 9% and 2%, respectively, in the quarter while the Office Products Group, which includes Ibico's operations, achieved an 18% gain. Sales of personal shredders, writing boards and accessories and easels were primarily responsible for the sales increase in the Office Products Group. The Company's acquisition of Allfax in the first quarter of 1998 contributed to the increase in sales of writing boards in the third quarter of 1998.

Gross Margin, Costs and Expenses
The Company's gross profit margin increased in the third quarter of 1998 to 43.8%, compared to 42.8% in 1997. Both the Office Products and Films Groups achieved higher gross profit margins in the third quarter of 1998, while margins declined in the Document Finishing Group. The Films Group benefited from improved domestic manufacturing efficiencies and favorable pricing on products sourced from the Far East which were partially offset by unfavorable manufacturing variances in Europe. Gross profit margins declined in the Document Finishing Group primarily as a result of unfavorable manufacturing variances along with an unfavorable sales mix in the U.S. (i.e., sales of certain higher-margin equipment declined, whereas sales of certain lower-margin supplies increased). Gross profit margins increased in the Office Products Group due to a favorable sales mix of higher-margin products.
                                      (13)

Selling, service and administrative expenses increased 21.6% in the third quarter of 1998 compared to 1997. The increase was primarily the result of (1) increased sales and related selling expenses, (2) expenditures related to the Company's European Office Products Group (3) increased management information systems costs including expenditures to ensure that the Company's systems are Year 2000 compliant and (4) higher rebate programs for certain Office Products Group customers. As a percentage of sales, selling, service and administrative expenses were 32.6% in the third quarter of 1998, compared to 31.7% in 1997.

Amortization of goodwill and related intangibles increased to $2.7 million in the third quarter of 1998, compared to $2.0 million in the third quarter of 1997, due to acquisitions.

Interest expense for the third quarter of 1998 increased to $10.7 million, compared to $6.5 million in 1997. The primary reasons for the increase were higher average debt levels as a result of the financing of the Ibico and Allfax acquisitions, higher pricing on the Revolving Credit Facility and the relatively higher interest expense associated with the Senior Subordinated Notes.

Other expense decreased in the third quarter of 1998 due to favorable exchange gains in 1998 compared to losses in 1997 and the inclusion of costs to close a manufacturing facility in 1997.

Income Taxes
The Company's overall effective income tax rate decreased to 41.8% in the third quarter compared to 42.9% in 1997. The mix of income and losses in certain of the Company's international operations was the primary reasons for the decrease.

Net Income
As a result of the factors described above, the net income for the third quarter of 1998 was $7.3 million, or $0.46 per share basic, compared to $0.44 per share basic in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales
Net sales for the first nine months of 1998 totaled $677.7 million, an increase of 20.0% over the first nine months of 1997. The Company's nine-month results include the results of Ibico from the date of its acquisition, February 27, 1998. Excluding the acquisition of Ibico, GBC's sales were approximately $610.0 million, an increase of approximately 8.0% over the first nine months of 1997. The 1998 sales increase was primarily due to increased sales of personal shredders and writing boards through the Company's Office Products Group. Sales of writing boards during the first nine months of 1998 benefited from the Company's acquisitions of Baker, Visucom and Allfax.

Gross Margin, Costs and Expenses
Gross profit margin improved in the first nine months of 1998 to 43.3% compared to 42.7% in the corresponding period in 1997. The improvement in gross margin was due principally to improved margins achieved in the Company's Films Group, which were partially offset by lower margins in the Document Finishing Group. The Films Group's gross margins have benefited from favorable manufacturing efficiencies domestically but were partially offset by unfavorable manufacturing variances in Europe. The Document Finishing Group's margins have declined principally due to unfavorable product mix towards lower-margin products. Gross margins in the Company's Office Products Group remained relatively constant period to period.

Selling, service, and administrative expenses increased 23.1% in the first nine months of 1998, compared to the first nine months of 1997, primarily as a result of (1) increased sales and related selling expenses, (2) expenditures related to the Company's European Office Products Group (3) increased management information systems costs including expenditures to ensure that the Company's systems are Year 2000 compliant and (4) higher rebate programs for certain Office Products Group customers. As a percentage of sales, selling, service and administrative expenses increased to 32.8% in 1998 from 32.0% in the first nine months of 1997.


                                      (14)

Amortization of goodwill and intangibles increased to $8.0 million in the first three quarters of 1998, compared to $5.5 million in the same period of 1997, due to acquisitions.

Interest expense for the first nine months of 1998 increased to $28.1 million, compared to $18.0 million in 1997. The primary reasons for the increase were higher average debt levels as a result of the financing of the Ibico, Baker and Allfax acquisitions and the higher interest expense associated with the Notes.

Other expense decreased in 1998 compared to 1997 because (1) the Company experienced currency gains in 1998 compared to losses in 1997 and (2) expenses in 1997 included of costs associated with closing a non-core manufacturing facility.

Effective June 30, 1998, the Company completed the sale of the business and substantially all of the assets of U.S. RingBinder. For the first six months of 1998, U.S. RingBinder contributed sales of $12.7 million and operating income of $896,000. An after-tax loss of approximately $2.1 million (or $0.13 per diluted share) was recognized in connection with the sale.

Income Taxes
The Company's overall effective income tax rate increased to 41.5% in the first nine months of 1998 compared to 41.0% in 1997. Net losses in certain of the Company's international operations were the primary reason for the increase.

Net Income
As a result of the factors described above, net income for the first nine months of 1998 was $18.1 million, or $1.15 per share basic, versus $20.8 million, or $1.32 per share basic in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for operations, acquisitions and capital expenditures during the first nine months of 1998 were financed by internally-generated cash flow and borrowings under the Company's revolving credit facilities, short-term borrowings from banks and the placement of $150.0 million of the 9 3/8% Notes.

Net cash provided by operating activities was $11.3 million for the first nine months of 1998, compared to cash used of $1.3 million in the first nine months of 1997. The favorable swing in 1998 was due primarily to a reduction in the growth of inventories.

Capital expenditures during the first nine months of 1998 were $18.9 million, compared to $20.2 million during the first nine months of 1997. Major projects in 1998 include investments associated with the Company's new plastics facility in Wisconsin and the new document finishing equipment plant in Illinois.

Cash dividends paid during the first nine months of both 1998 and 1997 were $0.33 per share, respectively.

The Company invested $138.4 million in acquisitions during the first nine months of 1998 to acquire Ibico and Allfax. During the third quarter of 1998, the Company received approximately $15.5 million from the sale of its U.S. RingBinder business. Acquisitions were financed by borrowings under the Company's revolving credit facility, the placement of the Notes and a $60.0 million borrowing from Lane Industries, Inc. which was repaid with the proceeds of the Notes.

As discussed in note 2 of the Notes to Condensed Financial Statements the Company issued $150.0 million of Senior Subordinated Notes during the first nine months of 1998.

As of September 30, 1998, the Company had access to various U.S. and international credit facilities including a multicurrency revolving credit facility (the "Revolving Credit Facility') with a group of international banks providing for up to $475.0 million of unsecured revolving credit borrowings through January 2002. The revolving credit facility, established on January 13, 1997 contains, among other things, certain restrictive covenants which require the Company to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage.
                                      (15)

As of September 30, 1998, the Company had the equivalent of $308.4 million outstanding under the Revolving Credit Facility.

The Company believes that funds generated from operations combined with existing credit facilities are sufficient to meet currently anticipated capital and operating requirements.


YEAR 2000 COMPLIANCE

In 1997 the Company began identifying issues and formulating plans to address Year 2000 matters that might impact its operations. The Year 2000 problem consists of shortcomings in certain electronic data processing systems that make them unable to process year-date data accurately beyond the year 1999. Essentially, certain systems were designed to abbreviate dates by eliminating the first two digits of the year under the assumption that these digits would always be 19. As a result, such applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than 2000.

The Company's State of Readiness

In early 1998 the Company established a Year 2000 Task Force which is directed by the Company's Vice President of Business Technology. The Task Force has identified and reviewed the Company's hardware and software systems, embedded technological systems, the Company's product offerings, and material third party relationships. The Company's state of readiness is as follows:

     -  Substantially all of its hardware systems are Year 2000 compliant.

     - Certain software systems are being remedied or replaced to become Year 2000 compliant. The significant projects currently in process are:


              OPERATING                                                   CURRENT                        TARGET
              FUNCTION                      PROJECT                        STATUS                      COMPLETION
              ---------                     -------                       -------                      ----------
       North American               Remediate Order Processing,       System Test                      DECEMBER 1998
       Document Finishing and       Distribution and Financial
       Films                        Systems.
                                                                                                       JUNE 1999
                                    Replace Manufacturing Systems     Functional Design
                                    at two sites.

       North American Office        Remediate Order Processing,       91% of modules tested.           MARCH 1999
       Products                     Distribution and Financial
                                    Systems.

       Europe Document              Replace Order Processing,         Implemented at 4 of 16           NOVEMBER 1999
       Finishing and Office         Manufacturing, Distribution and   locations.
       Products.                    Financial Systems.







                                     (16)

     - Surveys have been sent to more than 350 material third party suppliers. Approximately 63% of the surveys have been returned and are currently being assessed by management of the Company's Business Units to determine if the failure of any material supplier to have its products or services compliant could materially adversely affect the results of the Company's business or operations.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The total cost of the Company's Year 2000 projects is estimated to be $2.0 million. Such costs include expenditures associated with software purchased and outside consultants hired to remediate non-compliant systems. The Company's estimated Year 2000 costs do not include efforts to replace certain systems as those projects were not accelerated to ensure Year 2000 compliance, nor does the Company's estimate include the costs of company employees that may devote a portion of their efforts towards Year 2000 remediation projects. Approximately 50% of the costs directly related to remediation efforts will be expensed in 1998. These costs have not had, nor are expected to have, a material effect on the Company's financial position, results of operation or cash flows in any of the years in which spending has or will occur. This expectation assumes that the Company will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.


THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND CONTINGENCY PLANS

The Company believes that any Year 2000 issues that could significantly impact its operations have been identified and that replacement or remediation efforts will be implemented on time. The Company has prioritized its European implementation project focusing on early readiness for its most significant European operations. The Company believes that non-compliance of any European operation on January 1, 2000 will not cause any material disruption to its business or operations as a whole and that, in such event, contingency plans will have been implemented to bridge any period of non-compliance. The Company has not determined the most likely worst case scenarios related to Year 2000 issues, but continues to monitor the projects in process and will develop contingency plans, if necessary, to ensure that it will be able to operate critical areas of the business.







                                      (17)

                           PART II. OTHER INFORMATION


Item 6:            Exhibits

         (a)  Exhibits:  None

         (b) Reports on Form 8-K:



         The Company filed a Form 8-K on July 9, 1998 to report the following information:

On July 6, 1998 GBC issued a press release announcing the sale of its U.S. RingBinder business.


         The Company filed a Form 8-K on August 11, 1998 to report the following information:

On July 31, 1998 GBC issued a press release announcing its second quarter 1998 results.
























                                      (18)

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






















                                      (19)