Form 10-K
period 1998-12-31
GENERAL BINDING CORP
filed 1999-03-26
CIK 40461

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 1998

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from         to
                                     -------    -------

                          Commission file number 0-2604

                           GENERAL BINDING CORPORATION
             (Exact name of registrant as specified in its charter)


DELAWARE                                   36-0887470
-------------------------------------------------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


ONE GBC PLAZA, NORTHBROOK, ILLINOIS        60062
-------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code (847) 272-3700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                           Name of each exchange
Title of each class                        on which registered
-------------------------------------------------------------------------------
COMMON STOCK, $.125 PAR VALUE              NASDAQ
CLASS B COMMON STOCK, $.125 PAR VALUE      --
SENIOR SUBORDINATED NOTES, DUE 2008        --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

As of February 26, 1999, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $134,733,892. (Estimated solely for the purpose of completing this cover page.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
CLASS                                                         FEBRUARY 26, 1999
Common Stock, $.125 par value                                        13,337,698
Class B Common Stock, $.125 par value                                 2,398,275

DOCUMENTS INCORPORATED BY REFERENCE                          WHERE INCORPORATED
Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held May 4, 1999.                Parts III and IV

TABLE OF CONTENTS                                          GBC AND SUBSIDIARIES
===============================================================================

CONTENTS AND CROSS REFERENCE SHEET
FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K                PAGE

PART I
Item  1.    Business.........................................................17
Item  2.    Properties.......................................................20
Item  3.    Legal Proceedings................................................20
Item  4.    Submission of Matters to a Vote of Security Holders..............20

PART II
Item  5.    Market for Registrant's Common Equity and Related
               Stockholder Matters...........................................21
Item  6.    Selected Financial Data..........................................21
Item  7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................22
Item  8.    Financial Statements and Supplementary Data......................29
Item  9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................55

PART III
Item  10.   Directors and Executive Officers of the Registrant...............55
Item  11.   Executive Compensation...........................................55
Item  12.   Security Ownership of Certain Beneficial Owners and Management...55
Item  13.   Certain Relationships and Related Transactions...................55

PART IV
Item  14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...................................................55



Signatures...................................................................56


GBC 1998 Annual Report

PART I                                                     GBC AND SUBSIDIARIES
===============================================================================

-------------------------------------------------------------------------------
ITEM 1. BUSINESS
-------------------------------------------------------------------------------

GENERAL DEVELOPMENT AND DESCRIPTION
OF BUSINESS AND SEGMENT INFORMATION

General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or the "Company") are engaged in the design, manufacture and distribution of branded office equipment, related supplies and thermal laminating films. GBC is organized into three primary business groups, with each group comprised of similar products and services. The Office Products Group's major products include desktop binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories. The Films Group's primary products include thermal films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group's major products include binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. These products are either manufactured in one of GBC's 19 plants located throughout the world or sourced from third parties. GBC products are sold through a network of direct sales and telemarketing personnel, office product superstores, wholesalers, contract/commercial stationers and other retail dealers.

The following table summarizes the percentage of revenue derived from the sales of office equipment and supplies and service for the last three fiscal years:


                                                         1998   1997   1996
===============================================================================
Office equipment (1)                                      48%    45%    29%
Related supplies and service (1) (2)                      52%    55%    71%
===============================================================================

(1) Financial information by business group and geographical area is included in
    Note 10 to the Consolidated Financial Statements.

(2) Includes ringmetal business for 1996, 1997 and the first half of 1998.


Acquisitions

GBC has made significant acquisitions during the time period covered by this filing. For additional information, see Note 12 to the Consolidated Financial Statements and the Acquisitions and Other Business Combinations in Management's Discussion and Analysis.


Competition

GBC's products and services are sold in highly competitive markets. The Company believes that the principal points of competition in its markets are product and service quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness and completeness of delivery and quality of post-sale support. Competitive conditions often require GBC to match or better competitors' prices to retain business or market share. Maintaining and improving GBC's competitive position will require continued investment by the Company in manufacturing, quality standards, marketing and customer service and support. There can be no assurance that GBC will have sufficient resources to continue to make such investments or that it will be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for many of GBC's products and services. Certain of GBC's current and potential competitors may have greater financial, marketing and research and development resources than GBC.


Dependence on Major Customers

No single customer would have accounted for more than 10% of GBC's net sales in 1998. GBC does however, have certain major customers. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.


Order Backlog and Seasonal Variations

GBC's order backlog is not considered a material factor in the Company's business, nor is the business seasonal in any material respect.


                                                         GBC 1998 Annual Report

PART I                                                     GBC AND SUBSIDIARIES
===============================================================================

Fluctuations in Raw Material Prices

The primary materials used in the manufacturing of many of GBC's products are polyester and polypropylene substrates, wood and aluminum. These materials are available from a number of suppliers, and GBC is not dependent upon any single supplier for any of these materials. In general, GBC's gross profit is affected from time to time by fluctuations in the prices of these materials because competitive markets for its products make it difficult to pass through price increases to customers. Based on its experience, GBC believes that adequate quantities of the aforementioned materials will be available in adequate supplies in the foreseeable future. However, there can be no assurance that such materials will continue to be available in adequate supply in the future or that shortages in supply will not result in price increases that could have a material adverse effect on GBC's financial position or results of operations.


Dependence on Key Personnel

GBC is dependent on the continued services of certain members of its senior management team. Although GBC believes it could replace key personnel in an orderly fashion should the need arise, the loss of, and inability to attract replacements for any of such key personnel could have a material adverse effect on GBC's financial position or results of operations.


Dependence on Certain
Manufacturing Sources

GBC relies on GMP Co. Ltd. ("GMP"), in which the Company holds a 33% equity interest, as its sole supplier of many of the laminating machines it distributes. GBC has a long-term supply contract with GMP, however, there can be no assurance that GMP will be able to perform any or all of its contractual obligations to the Company. GMP's equipment manufacturing facility is located in the Republic of Korea and its ability to fulfill GBC's requirements for laminating machines could be affected by economic, political and governmental conditions in that country and in other parts of Asia. Although GBC believes alternative suppliers could be found, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. There can be no assurance that GBC would be able to find an alternative supplier or suppliers on a timely basis or on favorable terms. Any material disruption in GBC's ability to deliver orders for laminating machines on a timely basis could have a material adverse effect on GBC's reputation with customers and its financial position or results of operations.


Risks Associated with
International Operations

GBC has significant operations outside the United States. Approximately 31% of GBC's 1998 revenues were from international sales. GBC's international operations may be significantly affected by economic, political and governmental conditions in the countries where GBC has manufacturing facilities or where its products are sold. In addition, changes in economic or political conditions in any of the countries in which GBC operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of GBC or expropriation of the Company's assets. GBC's operations and financial position may also be adversely affected by significant fluctuations in the value of the United States dollar relative to international currencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."



GBC 1998 Annual Report

PART I                                                     GBC AND SUBSIDIARIES
===============================================================================

Patents and Trademarks

Many of the equipment and supply products manufactured and/or sold by GBC and certain application methods related to such products are covered by United States and foreign patents. Although the patents owned by GBC are highly important to its business, GBC does not consider its business to be dependent on any of those patents.

The Company has registered the GBC, Quartet, Ibico, Pro-Tech, Shredmaster, Sickinger, VeloBind and Bates trademarks in the United States and numerous foreign countries and considers those trademarks material to its business. GBC has also registered numerous other important trademarks related to specific products in the United States and many foreign countries, however, GBC does not consider its business dependent on any of those trademarks.


Environmental Matters

GBC and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often, capital and operating expenses to comply can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as "Superfund"), in the United States, impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water, and buildings, and for damages to natural resources, at a wide range of properties. For example, contamination at properties formerly owned or operated by GBC as well as at properties the Company currently owns and operates, and properties to which hazardous substances were sent by GBC, may result in liability for the Company under Environmental Laws. As a manufacturer, GBC has an inherent risk of liability under Environmental Laws both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. There can be no assurance that the costs of complying with Environmental Laws, any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on the Company's financial position or results of operations.


Research and Development

Research and development expenditures amounted to approximately $7,834,000 in 1998, $8,031,000 in 1997, and $7,249,000 in 1996. All research is funded by GBC.


Employees

As of December 31, 1998, GBC employed approximately 5,332 people worldwide. Employee relations are considered to be excellent.


                                                         GBC 1998 Annual Report

PART I                                                     GBC AND SUBSIDIARIES
===============================================================================

-------------------------------------------------------------------------------
ITEM 2. PROPERTIES
-------------------------------------------------------------------------------

In addition to the manufacturing and distribution locations listed below, GBC operates sales and service offices throughout the world. GBC also has a 60,000 square foot world headquarters building in Northbrook, Illinois and a 30,000 square foot business group headquarters building in Skokie, Illinois. Management believes that the Company's manufacturing facilities are suitable and adequate for its operations and are maintained in a good state of repair.

Major manufacturing and distribution is conducted at the following locations:

                                                                APPROXIMATE AREA IN THOUSAND SQ. FT.
LOCATION                                                              MANUFACTURING  DISTRIBUTION            OWNERSHIP
=========================================================================================================================
Booneville, Mississippi (3)          Manufacturing/Distribution          514            256                  GBC owned
Ashland, Mississippi (3)             Manufacturing                       180             --                  GBC owned
Hanover Park, Illinois (1),(2)       Distribution                         --            107                     Leased
Addison, Illinois (2)                Manufacturing                        95             --                  GBC owned
Pleasant Prairie, Wisconsin (1),(3)  Manufacturing                        86             --                     Leased
Basingstoke, England (1),(3)         Manufacturing                        30             30                     Leased
Buffalo Grove, Illinois (1),(3)      Manufacturing                        68             --                     Leased
Arcos de Valdevez, Portugal (3)      Manufacturing                        68             --                  GBC owned
Lincolnshire, Illinois (1)           Manufacturing                        64             --                     Leased
Pleasant Prairie, Wisconsin (1),(3)  Manufacturing                        56             --                     Leased
Nuevo Laredo, Mexico (1),(3)         Manufacturing                        49             --                     Leased
Lottstetten, Germany (3)             Manufacturing                        40             --                  GBC owned
Kerkrade, Holland (2)                Manufacturing                        39             42                  GBC owned
Hagerstown, Maryland (2)             Manufacturing                        33             --                  GBC owned
Amelia, Virginia (1)                 Manufacturing                        26             --                  GBC owned
Auburn Hills, Michigan (1)           Manufacturing                        26             --                     Leased
Madison, Wisconsin (2)               Manufacturing                        25             --                     Leased
Tornaco, Italy (3)                   Manufacturing                        22             --                  GBC owned
Don Mills, Ontario, Canada (1)       Manufacturing/Distribution           15             17                     Leased
Peterborough, England (3)            Manufacturing/Distribution           27            108                     Leased
=========================================================================================================================


(1) Document Finishing Group, (2) Films Group, (3) Office Products Group

-------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

GBC is not a party to any material pending legal proceedings, and neither GBC nor any of its officers or directors are aware of any material contemplated proceeding.


-------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF 1998
-------------------------------------------------------------------------------

None.



GBC 1998 Annual Report

PART II                                                    GBC AND SUBSIDIARIES
===============================================================================

-------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER
-------------------------------------------------------------------------------

Principal Market and Price Range

The following table shows the range of closing prices for GBC's common stock as quoted on the NASDAQ National Market System for the calendar quarters indicated below:

                                            SHARE PRICES
                                1998                            1997
                     HIGH       LOW       CLOSE       HIGH      LOW      CLOSE
===============================================================================
First Quarter     $33 3/16   $29 9/16   $32 9/16    $33 1/4  $28 1/2   $ 30 1/4
Second Quarter     37 1/8     31         36 13/16    31       26         28 1/2
Third Quarter      39 15/16   32 13/16   32 13/16    33 1/4   25 1/2     29 7/8
Fourth Quarter     41 3/4     26 5/8     37 1/4      31 1/2   26 1/2     30
===============================================================================

Approximate Number of Equity Security Holders

                                                  NUMBER SHAREHOLDERS OF RECORD
TITLE OF CLASS                                          AS OF FEBRUARY 26, 1999
===============================================================================
Common Stock, $.125 par value                                              697*
Class B Common Stock, $.125 par value                                        1
===============================================================================

* Per latest report of the Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one shareholder of record.


Dividends

The following table lists dividends paid per share during the calendar quarters indicated below:

                                                       DIVIDENDS PAID
                                                      1998        1997
===============================================================================
First Quarter                                         $.11        $.11
Second Quarter                                         .11         .11
Third Quarter                                          .11         .11
Fourth Quarter                                         .12         .11
-------------------------------------------------------------------------------
   Total                                              $.45        $.44
===============================================================================

Cash dividends have been paid each quarter commencing with the fourth quarter of 1975. The future payment of dividends and any increases therein are within the discretion of GBC's Board of Directors and will depend, among other factors, on working capital requirements, capital expenditures and earnings growth of the Company. On March 22, 1999, GBC paid a quarterly dividend of $.12 per share.


-------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------
(000 omitted, except per share and ratio data):

                              1998        1997       1996       1995       1994
===============================================================================
Net sales                 $922,414    $770,001   $536,836   $458,391   $420,449
Operating income            82,501      74,332     47,715     40,094     30,534
Net income                  23,792      28,667     25,213     21,500     15,703
Net income per Common
   Share (1)(2)
      Basic                   1.51        1.82       1.60       1.37       1.00
      Diluted                 1.50        1.80       1.59       1.36        .99
Cash dividends declared
   per Common Share (2)        .45         .44        .43        .42       .405
Capital expenditures        25,978      29,619     27,778     15,046     12,788
Current assets             398,643     327,745    237,214    180,648    171,154
Current liabilities        157,218     152,102    112,129     83,828     84,604
Working capital            241,425     175,643    125,085     96,820     86,550
Current ratio                  2.5         2.2        2.1        2.2        2.0
Total assets              $885,838    $692,914   $393,706   $298,872   $284,278
Long-term debt             490,591     324,070     87,029     43,890     42,020
Stockholders' equity       203,187     191,043    172,132    154,141    141,089
===============================================================================

(1) Earnings per share data for 1994-1996 has been restated for the adoption of SFAS 128, "Earnings Per Share."

(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

                                                         GBC 1998 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS                       GBC AND SUBSIDIARIES
===============================================================================

-------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

1998 COMPARED TO 1997

Sales

GBC reported sales of $922.4 million in 1998, a 19.8% increase over 1997 sales of $770.0 million. The acquisitions of Ibico and Allfax contributed $106.2 million of the increase. Excluding the effect of acquisitions, 1998 sales increased by 6.0%, primarily due to sales growth of the Company's Office Products Group as a result of increased sales of laminators and related supplies and paper shredders.


Gross Margins, Costs and Expenses

Gross profit margin improved in 1998 to 43.4% compared to 42.8% in 1997. The most significant factors impacting the improved gross profit margins were manufacturing efficiencies in the production of laminating films, and lower costs associated with purchasing certain raw materials and finished product from vendors in the Far East. GBC obtained certain price reductions as a result of the weakening of the Korean won during 1998.

Selling, service and administrative expenses increased 24.3% in 1998 primarily as a result of the acquisition of Ibico. Selling, service and administrative expenses as a percentage of sales increased to 33.3% in 1998, compared to 32.1% in 1997 due to higher rebate programs for certain customers and costs associated with the integration of Ibico in Europe.

Interest expense increased $14.0 million ($38.6 million in 1998 compared to $24.6 million in 1997) primarily as a result of increased borrowings under GBC's Revolving Credit Facility and the $150 million in 9 3/8% Senior Subordinated notes. The increased debt was used to fund the Ibico and Allfax acquisitions and working capital requirements.

Amortization of goodwill and related intangibles increased by $2.8 million in 1998 as a result of increased amortization related to acquisitions. Other expenses decreased by $1.1 million in 1998 compared to 1997. The most significant factor affecting this decrease was favorable currency gains in 1998 compared to losses in 1997.


Income Taxes

GBC's worldwide effective income tax rate was 40.5% in both 1998 and 1997. An increase in the overall effective tax rate due to non-deductible goodwill amortization and losses in certain non-U.S. operations was offset by the benefit received from the tax allocation agreement with Lane Industries.


Net Income

Net Income decreased by 17.0% (or $4.9 million in 1998) to $1.51 per share basic (or $23.8 million) from $1.82 per share basic (or $28.7 million). The decrease resulted primarily from the $3.5 million loss from the sale of US RingBinder in the third quarter and additional costs (interest and goodwill amortization) as a result of the acquisitions.


1997 COMPARED TO 1996

Sales

GBC reported sales of $770.0 million in 1997, a 43.4% increase over 1996 sales of $536.8 million. The acquisitions of Quartet and Baker accounted for approximately $183.0 million of the increase. Excluding the effect of acquisitions, 1997 sales increased by 9.4%, primarily due to sales growth of GBC's laminators and related supplies, shredders and binding equipment.


Gross Margins, Costs and Expenses

Gross profit margin improved in 1997 to 42.8% compared to 41.2% in 1996, as a result of a more favorable sales mix of higher margin office products. The improvement in gross margin was achieved despite lower gross margins from certain film products due to competitive market pricing. Further, in 1997 GBC's business in Europe experienced lower gross margins due to increased costs on imported products as a result of the strength of the U.S. Dollar.



GBC 1998 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS                       GBC AND SUBSIDIARIES
===============================================================================


Selling, service and administrative expenses increased 44.2% in 1997 primarily as a result of the acquisition of Quartet. Selling, service and administrative expenses as a percentage of sales increased to 32.1% in 1997, compared to 31.9% in 1996, due primarily to higher rebate programs for certain customers.

Interest expense increased to $24.6 million in 1997 from $6.2 million in 1996 primarily as a result of increased outstandings under GBC's Revolving Credit Facility. The increased debt was used primarily to fund acquisitions.

Amortization of goodwill and related intangibles increased by $6.2 million in 1997 as a result of increased amortization related to acquisitions. The shut-down of a manufacturing plant in Cost Rica related to GBC's non-core ringmetals business and unfavorable currency transactions accounted for the majority of the $2.6 million increase in other expenses from 1996 to 1997.


Income Taxes

GBC's worldwide effective income tax rate decreased to 40.5% in 1997 from 40.8% in 1996. The 1997 rate decreased primarily as a result of the net effect of the remission of foreign earnings, and a reduction in the tax allocation from the agreement with Lane Industries, its majority shareholder.


Net Income

Net Income increased by 13.9% (or $3.4 million in 1997 to $1.82 per share basic (or $28.7 million) from $1.60 per share basic (or $25.2 million). The increase resulted primarily from sales and gross margins of Quartet and Baker and synergies achieved as a result of the acquisitions, along with increased sales in GBC's core businesses.


LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Corporation's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms.

GBC's primary sources of liquidity and capital resources were internally-generated cash flows, borrowings under GBC's revolving credit facilities, short-term borrowings from banks and the placement of $150.0 million of the 9 3/8% Senior Subordinated notes.

Net cash provided by operating activities was $24.1 million compared to $20.7 million in 1997 and $2.3 million in 1996. The increase in operating cash flows in 1998 was primarily due to an increase in earnings before depreciation and amortization along with the non-cash loss on the sale of US RingBinder.

Capital expenditures during 1998 were $29.9 million compared to $29.6 million in 1997 and $27.8 million in 1996. Major projects in 1998 and 1997 included the implementation of business information systems in Europe and the U.S. ($6.5 million in 1998 and $6.8 million in 1997), equipping and setting up three manufacturing facilities in the U.S. ($4.9 million in 1998 and $7.3 million in 1997), facilities to support the integration of GBC's office products business caused by the acquisition of Ibico and for tooling of new products.

GBC's acquisition investments totaled $147.9 million, $241.2 million and $28.9 million in 1998, 1997 and 1996, respectively. Acquisitions in 1998 were primarily financed by GBC's revolving credit facility and a $60.0 million borrowing from Lane Industries, Inc. A portion of the Revolving Credit Facility and all of the $60 million borrowing were repaid with the proceeds of the Senior Subordinated Notes. In 1997 acquisitions were primarily financed by borrowings under GBC's Revolving Credit Facility. During the third quarter of 1998, GBC received approximately $15.5 million from the sale of its US RingBinder business.




GBC 1998 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS                       GBC AND SUBSIDIARIES
===============================================================================


Cash Dividends paid in 1998 were $7.1 million compared to $6.9 million in 1997, or $.45 per share compared to $.44 per share in 1997.

GBC had access to various U.S. and international credit facilities including a multicurrency revolving credit facility (the Revolving Credit Facility) with a group of international banks providing for up to $475.0 million of unsecured credit borrowings through January 2002. As of December 31, 1998, GBC had $320.9 million outstanding under the Revolving Credit Facility.

The terms of various financing arrangements include certain restrictive covenants which require GBC to maintain certain ratios including current assets and liabilities, leverage, and interest coverage ratios (see Note 5 to the Consolidated Financial Statements).

GBC believes that cash flow from operations, together with available credit facilities, will be sufficient to fund GBC's ongoing operational and capital requirements.


MARKET RISK DISCLOSURES

GBC is exposed to market risk from changes in foreign currency exchange rates and interest rates which may affect the results of its operations and financial condition. GBC seeks to manage these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. GBC does not use any derivative instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The methods used by GBC to assess and mitigate the market risks discussed herein should not be considered projections of future events and exposures.


Foreign Exchange Risk Management

As a result of GBC's global activities, GBC has assets, liabilities, loans and cash flows denominated in currencies other than the U.S. dollar. From time to time, GBC utilizes a foreign exchange risk management program to manage its foreign exchange exposures to help minimize the adverse impact of currency movements. Loans and cash flows in certain countries are currently hedged through foreign currency forward contracts. The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of December 31, 1998 are presented below. A majority of the outstanding contracts have maturity dates in 1999, with a minimal amount of contracts expiring by December 31, 2000. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. Selected information related to GBC's foreign exchange contracts is as follows (amounts in millions):

                                             AVERAGE                 FAIR    UNRECOGNIZED
                                            EXCHANGE    NOTIONAL    MARKET       GAIN
FORWARD CONTRACTS AS OF DECEMBER 31, 1998     RATE       AMOUNT      VALUE      (LOSS)
=========================================================================================
Sale of Canadian dollars                      1.53       $ 12.3     $ 12.4       $  .1
Sale of Dutch guilders                        1.84         10.0        9.8         (.2)
Sale of Australian dollars                    1.60          8.3        8.1         (.2)
Sale of British pounds                         .59          5.2        5.1         (.1)
Sale of Japanese yen                           127          4.6        5.2          .6
Sale of Mexican pesos                         11.4          2.4        2.8          .4
Sale of French francs                         5.62          2.2        2.2          --
Sale of Italian lire                          1645          1.5        1.5          --
Sale of Swiss francs                          1.31          1.1        1.0         (.1)
Sale of New Zealand dollars                   2.02           .7         .7          --
Purchase of German marks                      1.71           .7         .8          .1
Sale of Japanese yen to
   purchase French francs                    64.84          1.2        1.3          .1
Sale of other currencies                                     .4         .3         (.1)
-----------------------------------------------------------------------------------------
TOTAL                                                    $ 50.6     $ 51.2       $  .6
=========================================================================================



GBC 1998 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS                       GBC AND SUBSIDIARIES
===============================================================================


Interest Rate Risk Management

As a result of GBC's funding program for its global activities, GBC has various debt obligations that pay interest on the basis of fixed and floating rates. From time to time, GBC utilizes an interest rate management program to reduce its exposures to floating interest rates and achieve a desired risk profile. To accomplish this objective, GBC currently hedges these exposures by using interest rate swap and cap agreements.

The table below provides information about GBC's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in US dollar equivalents, which is GBC's reporting currency. Significant interest rate sensitive instruments as of December 31, 1998, were:

                                         EXPECTED MATURITY DATE
                                                                                            FAIR
                           1999     2000     2001    2002     2003  THEREAFTER    TOTAL    VALUE
=================================================================================================
LIABILITIES
Long-term debt:
   Fixed Rate ($US)        $  --   $  --   $  --   $   --   $  --     $150.0     $150.0    $150.8
   Average interest rate      --      --      --       --      --      9.375%     9.375%       --
   Variable Rate ($US)        --      --      --    320.9      --         --      320.9     320.9
   Average interest rate      --      --      --      6.1%     --         --        6.1%       --
Short-term debt:
   Variable Rate ($US)      27.5      --      --       --      --         --       27.5      27.5
   Average interest rate     6.7%     --      --       --      --         --        6.7%       --
=================================================================================================

                                         EXPECTED MATURITY DATE
                                                                                           FAIR
                           1999     2000    2001    2002     2003   THEREAFTER   TOTAL    VALUE
=================================================================================================
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
   Fixed to Variable ($US) $43.0   $37.0   $35.0   $ 35.0   $25.0    $  25.0     $200.0    $ (3.9)
   Average pay rate          6.0%    6.0%    6.4%     6.3%    5.7%       5.9%       6.1%       --
   Average receive rate      5.1%    5.1%    5.2%     5.3%    5.3%       5.3%       5.2%       --
Interest Rate Caps:
   Fixed to Variable ($US) $  --   $  --   $ 5.0   $   --   $  --    $    --     $  5.0    $   --
   Cap rate                   --      --     7.5%      --      --         --        7.5%       --
=================================================================================================

Refer to Notes 1, 2, 5 and 6 of the Consolidated Financial Statements for additional discussion of GBC's foreign exchange and financial instruments.



                                                         GBC 1998 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS                       GBC AND SUBSIDIARIES
===============================================================================


YEAR 2000 COMPLIANCE

In 1997, GBC began identifying issues and formulating plans to address Year 2000 matters that might impact its operations. The Year 2000 problems consist of shortcomings in certain electronic data processing systems that make them unable to process year-date data accurately beyond the year 1999. Essentially, certain systems were designed to abbreviate dates by eliminating the first two digits of the year under the assumption that these digits would always be 19. As a result, such applications could fail or create erroneous results if they recognize "00" as the year 1900 rather then 2000.


GBC's State of Readiness

In early 1998, GBC established a Year 2000 Task Force which is directed by GBC's Vice President of Business Technology. The Task Force has identified and reviewed GBC's hardware and software systems, embedded technological systems, GBC's product offerings, and material third party relationships. GBC's state of readiness is as follows:

-  Substantially all of its hardware systems are Year 2000 compliant.

- Certain software systems are being modified or replaced to become Year 2000 compliant.

- Surveys have been sent to more than 350 material third party suppliers. Approximately 83% of the surveys have been returned and are currently being assessed by management of GBC's Business Units to determine if the failure of any material supplier to have its products or services compliant could materially adversely affect the results of GBC's business or operations.

-  The significant projects currently in process are summarized below:


OPERATING FUNCTION               PROJECT                                        CURRENT STATUS                TARGET COMPLETION
===============================================================================================================================
North American Document          Remediate Order Processing, Distribution       Final System Test                    March 1999
Finishing and Films              and Financial Systems

                                 Replace Manufacturing Systems at five sites    Initial Programming              September 1999

North American Office Products   Remediate Order Processing, Distribution and   System Implementation                March 1999
                                 Financial Systems


European Document Finishing      Replace Order Processing, Manufacturing,       Implemented 6 of the 16           December 1999
and Office Products              Distribution and Financial Systems             locations
===============================================================================================================================








===============================================================================
GBC 1998 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS                       GBC AND SUBSIDIARIES
===============================================================================


Costs to Address GBC's Year 2000 Issues

The total cost of GBC's Year 2000 projects is estimated to be approximately $3.0 million (a majority of the expenditures are in North America). Such costs include new software purchased and outside consultants hired to remediate non-compliant systems. GBC's estimated Year 2000 costs do not include efforts to replace certain systems, as those projects were not accelerated to ensure Year 2000 compliance; nor does GBC's estimate include the costs of company employees that may devote a portion of their efforts towards Year 2000 remediation projects. Approximately 40% of the costs directly related to remediation efforts were expensed in 1998. These costs have not had, nor are expected to have, a material effect on GBC's financial position, results of operations or cash flows in any of the years in which spending has or will occur. This expectation assumes that GBC will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.


The Risks of GBC's Year 2000 Issues
and Contingency Plans

GBC believes that any Year 2000 issues that could significantly impact its operations have been identified and those replacement or remediation efforts will be implemented on time. GBC has prioritized its European implementation project focusing on early readiness for its most significant European operations. GBC believes that non-compliance of any European operation on January 1, 2000 will not cause any material disruption to its business or operations as a whole and that, in such event, contingency plans will have been implemented to bridge any period of non-compliance. GBC has not determined the most likely worst case scenarios related to Year 2000 issues, but continues to monitor the projects in process and will develop contingency plans, if necessary, to ensure that it will be able to operate critical areas of the business.

EURO

On January 1, 1999, a majority of the member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro monetary as their new common legal currency. The Euro trades on currency exchanges and the participating countries' own currencies ("legacy currencies") remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that these legacy currencies will no longer be available after July 1, 2002.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. GBC has assessed its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. GBC has also assessed its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro, and to accommodate the eventual elimination of the legacy currencies. GBC's currency risk and risk management programs for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. GBC will continue to evaluate issues involving the introduction of the Euro. Based on current information and GBC's current assessment, management does not expect that the Euro conversion will have a material adverse effect on GBC's results of operations, financial condition or cash flows.




                                                         GBC 1998 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS                       GBC AND SUBSIDIARIES
===============================================================================

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires GBC to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated as a hedge and qualifies for hedge accounting. GBC will be required to implement SFAS No. 133 for its fiscal year 2000. GBC does not believe that the adoption of SFAS No. 133 will have a significant impact on its results of operations.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting on start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. Management does not believe that the adoption of SOP 98-5 will have a material effect on GBC's results of operations.

Acquisitions and Other Business Combinations

GBC has completed a number of acquisitions and other business combinations during the past three years. The following is a summary of transactions completed (dollars in millions):

                   COMPANY OR                              APPROXIMATE
                   BUSINESS ACQUIRED                       ANNUAL REVENUES
DATE               (PRINCIPAL LOCATION)                    OF ACQUIRED COMPANY (a)    PRODUCTS
===================================================================================================================================
November 30, 1998  Pelikan Quartet, (Australia)            Joint Venture              Manufacturer of presentation boards
February 27, 1998  Ibico AG, (Switzerland)                  $ 113.0                   Manufacturer and distributor of binding and
                                                                                      lamination equipment and supplies
January 22, 1998   Allfax group of companies, (U.K.)            6.0                   Manufacturer and distributor of
                                                                                      visualcommunications products
August 27, 1997    Danka Datakey, (Australia)              less than $ 1.0            Distributor and servicer of mailroom
                                                                                      equipment
July 25, 1997      Printing Wire Supplies Ltd., (Ireland)       2.0                   Manufacturer of wire binding supplies
July 23, 1997      Jenrite, (New Zealand)                       2.0                   Distributor of laminating equipment and
                                                                                      supplies
June 13, 1997      Visucom, (Australia)                         2.0                   Manufacturer of presentation boards
April 23, 1997     Baker School Specialty Company (US)         17.0                   Manufacturer of presentation boards
January 1, 1997    Quartet Manufacturing Company (US)         149.0                   Manufacturer of visual communication products
October 10, 1996   GMP Co. Ltd., (South Korea)              Joint Venture             Developer and manufacturer of lamination
                                                                                      equipment and supplies
January 21, 1996   Fordigraph Pty. Ltd., (Australia)           21.0                   Distributor of office and mailroom products
===================================================================================================================================

(a) Approximate annual revenues at time of acquisition.

See Note 12 to the Consolidated Financial Statements for additional information on GBC's acquisitions.



GBC 1998 Annual Report

PART II                                                    GBC AND SUBSIDIARIES
===============================================================================


-------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        PAGE
-------------------------------------------------------------------------------
Report of Independent Public Accountants.....................................30
Consolidated Statements of Income............................................31
Consolidated Balance Sheets..................................................32
Consolidated Statements of Cash Flows........................................33
Consolidated Statements of Stockholders' Equity..............................34
Notes to Consolidated Financial Statements...................................35






GBC 1998 Annual Report

PART II                                                    GBC AND SUBSIDIARIES
===============================================================================


Report of lndependent Public Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF GENERAL BINDING CORPORATION:

We have audited the accompanying consolidated balance sheets of General Binding Corporation ("GBC," a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of GBC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Schedule II is the responsibility of GBC's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Chicago, Illinois
February 4, 1999.






GBC 1998 Annual Report

CONSOLIDATED STATEMENTS OF INCOME                          GBC AND SUBSIDIARIES
===============================================================================
                                              YEAR ENDED DECEMBER 31
                                        (000 omitted except per share data)
                                       1998             1997               1996
===============================================================================
Domestic sales                     $618,524         $543,361          $349,809
International sales                 303,890          226,640           187,027
-------------------------------------------------------------------------------
   Net sales                        922,414          770,001           536,836
Cost of sales, including
   development and engineering      521,936          440,625           315,949
Selling, service and
   administrative                   307,339          247,185           171,473
Amortization of goodwill and
   related intangibles               10,638            7,859             1,699
-------------------------------------------------------------------------------
   Operating income                  82,501           74,332            47,715
Interest                             38,580           24,577             6,172
Loss on sale of US RingBinder         3,500               --                --
Other (income) expense, net             434            1,575            (1,011)
-------------------------------------------------------------------------------
   Income before taxes               39,987           48,180            42,554
Income taxes                         16,195           19,513            17,341
-------------------------------------------------------------------------------
NET INCOME                         $ 23,792         $ 28,667          $ 25,213
===============================================================================
Other comprehensive income,
   net of taxes:
   Foreign currency translation
     adjustments                     (2,423)          (3,073)             (312)
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME               $ 21,369         $ 25,594          $ 24,901
===============================================================================
Net income per common share: (1)
   Basic                           $   1.51         $   1.82          $   1.60
   Diluted                             1.50             1.80              1.59
Dividends declared per
   common share (1)                     .45              .44               .43
Weighted average number of
   common shares outstanding (2)     15,724           15,760            15,743
===============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(2) Weighted average shares represents shares for the basic calculation and includes both Common Stock and Class B Common Stock.



                                                         GBC 1998 Annual Report

CONSOLIDATED BALANCE SHEETS                                GBC AND SUBSIDIARIES
===============================================================================

                                                       DECEMBER 31,
                                           (000 omitted except per share data)
                                                       1998          1997
===============================================================================
ASSETS
Current assets:
Cash and cash equivalents                         $   6,095    $   3,753
Receivables, less allowances for doubtful
   accounts and sales returns:
   1998-$9,871, 1997-$8,821                         187,939      160,787
Inventories, at lower of cost or market             164,517      143,569
Deferred tax assets                                  12,429        9,323
Other                                                27,663       10,313
-------------------------------------------------------------------------------
Total current assets                                398,643      327,745
-------------------------------------------------------------------------------
Property, plant and equipment, at cost:
Land and land improvements                            5,616        6,744
Buildings and leasehold improvements                 53,704       49,798
Machinery and equipment                             145,339      133,899
-------------------------------------------------------------------------------
Total property, plant and equipment, at cost        204,659      190,441
Less--accumulated depreciation                      (78,223)     (77,020)
-------------------------------------------------------------------------------
Net property, plant and equipment                   126,436      113,421
-------------------------------------------------------------------------------
Cost in excess of fair value of assets of
   acquired companies, net of amortization          304,649      210,912
Other                                                56,110       40,836
-------------------------------------------------------------------------------
TOTAL ASSETS                                      $ 885,838    $ 692,914
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $  51,669    $  42,979
Accrued liabilities:
   Salaries, wages and profit
     sharing contributions                           12,157       14,213
   Taxes, other than income taxes                     2,286        3,761
   Deferred income on maintenance agreements         10,583        9,810
   Accrued distribution allowances                   16,049       18,239
   Other                                             36,040       22,131
Notes payable                                        27,462       40,247
Current maturities of long-term debt                    972          722
-------------------------------------------------------------------------------
Total current liabilities                           157,218      152,102
-------------------------------------------------------------------------------
Long-term debt, less current maturities             490,591      324,070
Other long-term liabilities                          13,760       11,368
Deferred tax liabilities                             21,082       14,331
Stockholders' equity:
   Common stock, $.125 par value; 40,000,000
     shares authorized; 15,693,747 shares issued
     and outstanding at December 31, 1998
     and 1997                                         1,962        1,962
   Class B common stock, $.125 par value;
     4,796,550 shares authorized; 2,398,275
     shares issued and outstanding at December
     31, 1998 and 1997                                  300          300
   Additional paid-in-capital                        10,976        9,708
   Retained earnings                                225,112      208,394
   Treasury stock--2,372,452 and 2,325,266
     shares at December 31, 1998 and 1997,
     respectively                                   (26,632)     (23,213)
   Accumulated other comprehensive income            (8,531)      (6,108)
-------------------------------------------------------------------------------
Total stockholders' equity                          203,187      191,043
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 885,838    $ 692,914
===============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.



GBC 1998 Annual Report

CONSOLIDATED STATEMENTS OF CASH FLOWS                      GBC AND SUBSIDIARIES
===============================================================================


                                                YEAR ENDED DECEMBER 31
                                                     (000 OMITTED)
                                            1998           1997            1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                             $  23,792      $  28,667       $  25,213
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation                           16,750         12,637           9,366
   Amortization                           17,163         14,571           5,652
   Provision for doubtful accounts         2,839          2,248           2,334
   Provision for inventory reserves        6,200          4,252           3,855
   Increase in non-current
     deferred taxes                        7,237          2,285           5,029
   (Increase) in other long-term
     assets                               (3,101)        (5,336)         (3,890)
   Loss on sale of
     US RingBinder, pretax                 3,500             --              --
   Other                                  (1,256)           316          (2,379)
Changes in current assets
   and liabilities:
   (Increase) in receivables             (16,450)       (27,746)        (36,500)
   (Increase) in inventories             (15,173)       (27,867)        (14,391)
   (Increase) in other current assets     (6,182)        (3,256)         (2,314)
   (Increase) decrease in
     deferred tax assets                  (3,432)         2,381          (1,052)
   (Decrease) increase in accounts
     payable and accrued liabilities      (7,517)        16,807           9,982
   (Decrease) increase in income
     taxes payable                          (243)           758           1,375
-------------------------------------------------------------------------------
     Net cash provided by
       operating activities               24,127         20,717           2,280
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                     (29,926)       (29,619)        (27,778)
Payments for acquisitions and
   investments (net of cash acquired)   (147,961)      (241,230)        (28,881)
Proceeds from sale of US Ringbinder       15,529             --              --
Proceeds from sale of plant
   and equipment                           6,873          4,702           3,676
-------------------------------------------------------------------------------
   Net cash (used in) investing
     activities                         (155,485)      (266,147)        (52,983)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
(Decrease) increase in notes payable     (12,806)         4,341          14,192
Payments for debt issuance costs          (8,638)            --              --
Increase in long-term debt               226,257        246,528          43,733
Repayment of long-term debt              (60,879)          (502)           (150)
Increase (reduction) in current
   portion of long-term debt                 206             80            (358)
Dividends paid                            (7,075)        (6,935)         (6,769)
Purchases of treasury stock               (3,566)        (1,011)         (1,645)
Proceeds from the exercise of
   stock options                           1,415            942           1,463
-------------------------------------------------------------------------------
   Net cash provided by financing
     activities                          134,914        243,443          50,466
Effect of exchange rates on cash          (1,214)          (981)             94
-------------------------------------------------------------------------------
Net (decrease) increase in cash &
   cash equivalents                        2,342         (2,968)           (143)
Cash and cash equivalents at
   beginning of the year                   3,753          6,721           6,864
-------------------------------------------------------------------------------
Cash and cash equivalents at end
   of the year                         $   6,095      $   3,753       $   6,721
===============================================================================
SUPPLEMENTAL DISCLOSURES:
Income taxes paid                      $  11,627      $  13,526       $  11,730
Interest paid                             35,865         23,626           6,638
===============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                          GBC 1998 Annual Report

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY     GBC AND SUBSIDIARIES
===============================================================================


(000 omitted except number of shares and per share data)
                                                                                            ACCUMULATED
                                              CLASS B  ADDITIONAL                              OTHER
                                  COMMON      COMMON    PAID IN    RETAINED    TREASURY    COMPREHENSIVE
                                   STOCK      STOCK     CAPITAL    EARNINGS     STOCK          INCOME        TOTAL
====================================================================================================================
BALANCE AT DECEMBER 31, 1995     $ 1,962     $  300     $ 7,267    $168,219   $ (20,884)    $ (2,723)       $154,141

1996 net income                       --         --          --      25,213          --           --          25,213
Dividends paid ($.43 per share)       --         --          --      (6,769)         --           --          (6,769)
Exercise of stock options             --         --       1,297          --         207           --           1,504
Purchase of treasury stock            --         --          --          --      (1,645)          --          (1,645)
1996 translation adjustment           --         --          --          --          --         (312)           (312)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996       1,962        300       8,564     186,663     (22,322)      (3,035)        172,132

1997 net income                       --         --          --      28,667          --           --          28,667
Dividends paid ($.44 per share)       --         --          --      (6,936)         --           --          (6,936)
Exercise of stock options             --         --       1,144          --         120           --           1,264
Purchase of treasury stock at cost    --         --          --          --      (1,011)          --          (1,011)
1997 translation adjustment           --         --          --          --          --       (3,073)         (3,073)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997       1,962        300       9,708     208,394     (23,213)      (6,108)        191,043

1998 net income                       --         --          --      23,792          --           --          23,792
Dividends paid ($.45 per share)       --         --          --      (7,074)         --           --          (7,074)
Exercise of stock options             --         --       1,268          --         147           --           1,415
Purchase of treasury stock at cost    --         --          --          --      (3,566)          --          (3,566)
1998 translation adjustment           --         --          --          --          --       (2,423)         (2,423)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998     $ 1,962     $  300     $10,976    $225,112   $ (26,632)    $ (8,531)       $203,187
====================================================================================================================

SHARES OF CAPITAL STOCK
====================================================================================================================
                                                                   CLASS B
                                                COMMON              COMMON              TREASURY             NET
                                                STOCK               STOCK               STOCK(1)          SHARES
====================================================================================================================
SHARES AT DECEMBER 31, 1995                  15,693,747           2,398,275           (2,357,910)        15,734,112

Exercise of stock options                        --                  --                   87,644             87,644
Purchase of treasury stock                       --                  --                  (71,877)           (71,877)
-------------------------------------------------------------------------------------------------------------------
SHARES AT DECEMBER 31, 1996                  15,693,747           2,398,275           (2,342,143)        15,749,879

Exercise of stock options                        --                  --                   50,581             50,581
Purchase of treasury stock                       --                  --                  (33,704)           (33,704)
-------------------------------------------------------------------------------------------------------------------
SHARES AT DECEMBER 31, 1997                  15,693,747           2,398,275           (2,325,266)        15,766,756

Exercise of stock options                        --                  --                   61,863             61,863
Purchase of treasury stock                       --                  --                 (109,049)          (109,049)
-------------------------------------------------------------------------------------------------------------------
SHARES AT DECEMBER 31, 1998                  15,693,747           2,398,275           (2,372,452)        15,719,570
===================================================================================================================

(1) Shares held in treasury are shares of Common Stock.




GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


-------------------------------------------------------------------------------
   (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

(A) CONSOLIDATION

The consolidated financial statements include the accounts of GBC and its domestic and international subsidiaries. All international subsidiaries have November 30 fiscal year ends, with the exception of Canada, Mexico, and Australia which have December 31 fiscal year ends. Intercompany accounts and transactions have been eliminated in consolidation. Investments in significant companies which are 20% to 50% owned are treated as equity investments and GBC's share of earnings is included in income.

Certain amounts for prior years have been reclassified to conform to the 1998 presentation.

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

(D) DEPRECIATION OF PLANT AND EQUIPMENT

Depreciation of plant and equipment for financial reporting is computed principally using the straight-line method over the following estimated lives:

===============================================================================
Buildings                                                          15-35 years
Machinery and equipment                                             2-20 years
Leasehold improvements                                           Term of lease
===============================================================================

(E) GOODWILL AND OTHER INTANGIBLE ASSETS

For financial reporting purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, generally 20 to 40 years. Accumulated amortization of goodwill amounted to $23,931,000 at December 31, 1998 and $13,936,000 at December 31, 1997.

(F) INCOME TAXES

GBC's policy is to provide income taxes on the earnings of its international subsidiaries that are expected to be distributed to GBC. Prior to 1998, GBC provided for the current earnings of all international subsidiaries other than Canada and Mexico because it was expected that such earning would be remitted to GBC. Beginning in 1998, income taxes are provided on the earnings of international subsidiaries when it is determined that they will be distributed to GBC. As of December 31, 1998, the cumulative amount of undistributed earnings of international subsidiaries upon which income taxes have not been recorded was approximately $26.8 million. In the opinion of management, this amount remains indefinitely reinvested by the international subsidiaries.

(G) DEFERRED SERVICE INCOME

Income from service maintenance agreements is deferred and recognized over the term of the agreements (generally 1 to 3 years), primarily on a straight-line basis.

(H) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.




                                                         GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                GBC AND SUBSIDIARIES
===============================================================================


(I) FINANCIAL INSTRUMENTS

Many of GBC's financial instruments (including cash and cash equivalents, accounts and notes receivable, notes payable, and other accrued liabilities) carry short-term maturities. As such instruments have short-term maturities, their fair values approximate the carrying values. Substantially all of GBC's long-term obligations, including current maturities of long-term obligations, have floating interest rates. The fair value of these instruments approximates the carrying value.

Amounts currently due to or due from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. Premiums paid to purchase interest rate caps are capitalized and amortized over the life of the agreements. Gains and losses on hedging firm foreign currency commitments are deferred and included as a component of the related transaction which is being hedged.

(J) NEW ACCOUNTING STANDARDS

GBC adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective for the year ended December 31, 1998. This statement requires that certain items recorded directly in stockholders' equity be classified as comprehensive income. GBC has presented the components of comprehensive income in the consolidated statements of income. The currency translation adjustment was GBC's only item which was classified as comprehensive income.

GBC adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for the year ended December 31, 1998. This statement requires GBC to present information in the notes to the financial statements regarding reportable operating segments using the same basis as is used for internally evaluating segment performance and deciding how to allocate resources to segments. See Note 10 for further disclosures.


------------------------------------------------------------------------------
   (2) FOREIGN CURRENCY EXCHANGE AND TRANSLATION
------------------------------------------------------------------------------

Foreign currency translation adjustments are included in other comprehensive income in the statements of consolidated income, and as a separate component of stockholders' equity.

The accompanying Consolidated Statements of Income include net gains and losses on foreign currency transactions. Such amounts are reported as other income (expense) and are summarized as follows (000 omitted):


                                                          FOREIGN CURRENCY
YEAR ENDED DECEMBER 31                               TRANSACTION GAIN/(LOSS)(a)
===============================================================================
1998                                                                      $178
1997                                                                      (425)
1996                                                                       668
===============================================================================

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

-------------------------------------------------------------------------------
   (3) INVENTORIES
-------------------------------------------------------------------------------
Inventories are summarized as follows (000 omitted):


                                                           DECEMBER 31,
                                                      1998               1997
===============================================================================
Raw material                                       $ 53,848            $ 38,107
Work in progress                                      6,533               8,470
Finished goods                                      104,136              96,992
-------------------------------------------------------------------------------
   Total                                           $164,517            $143,569
===============================================================================

-------------------------------------------------------------------------------
   (4) RETIREMENT PLANS
-------------------------------------------------------------------------------

As of January 1, 1996, GBC converted its defined contribution profit-sharing plan to a 401(k) plan. The participants of the 401(k) plan may contribute from 1% to 15% of their eligible compensation on a pretax basis. GBC makes annual contributions that match 100% of pretax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. GBC's contributions to the plan were $2,888,000 in 1998, $2,344,000 in 1997 and $2,057,000 in 1996.


GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


GBC has one frozen defined benefit pension plan that provides benefits to certain participants of the former defined contribution profit sharing plan and certain other employees. GBC's international subsidiaries have adopted a variety of defined benefit and defined contribution plans. These plans provide benefits that are based upon the employee's years of credited service. The benefits payable under these plans, for the most part, are provided by the establishment of trust funds or the purchase of insurance annuity contracts.

GBC currently provides certain health care benefits for eligible domestic retired employees. Employees may become eligible for those benefits if they have fulfilled specific age and service requirements. GBC monitors the cost of the plan, and has, from time to time, changed the benefits provided under this plan. GBC reserves the right to make additional changes or terminate these benefits in the future. Any changes in the plan or revisions of the assumptions affecting expected future benefits may have a significant effect on the amount of the obligation and annual expense.

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets (000 omitted):

                                                          PENSION BENEFITS                           OTHER BENEFITS
                                                 1998                        1997                   1998        1997
===========================================================================================================================
                                         Domestic   International    Domestic    International    Domestic     Domestic
---------------------------------------------------------------------------------------------------------------------------

Reconciliation of benefit obligation:
   Obligation at beginning of year       $  3,262     $ 16,307       $  3,058      $  15,091      $  4,055     $  2,990
   Interest cost                               83          936            245            871           324          239
   Service cost                                --          870              7            857           314          170
   Actuarial (gain) loss                       97         (863)           163            692           755          635
   Acquisitions (divestitures)             (1,878)          --             --             --            --          375
   Benefit payments                          (404)        (818)          (211)          (446)         (148)        (354)
   Exchange rate fluctuations                  --           11             --           (758)           --           --
---------------------------------------------------------------------------------------------------------------------------
Obligation at end of year                $  1,160     $ 16,443       $  3,262      $  16,307      $  5,300     $  4,055
===========================================================================================================================

Reconciliation of fair value of plan assets:
   Fair value of plan assets at
   beginning of year                     $  3,602     $ 17,763       $  3,360      $  15,070      $     --     $     --
   Actual return on plan assets                 8         (203)           372          2,376            --           --
   Contributions                               --        1,452             81          1,217           148          354
   Divestitures                            (1,582)          --             --             --            --           --
   Benefit payments                          (404)        (818)          (211)          (446)         (148)        (354)
   Exchange rate fluctuations                  --         (136)            --           (454)           --           --
---------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year $  1,624     $ 18,058       $  3,602      $  17,763      $     --     $     --
===========================================================================================================================

Reconciliation of funded status:
   Funded status at end of year          $    464     $  1,615       $    340      $   1,456      $ (5,300)    $ (4,055)
   Unrecognized transition
     (asset) obligation-                       --         (630)            --           (766)        1,333        1,429
   Unrecognized prior service costs            --          355             88            397            --           --
   Unrecognized (gain) loss                   532         (162)           741           (665)        1,830        1,312
---------------------------------------------------------------------------------------------------------------------------
Net amount recognized                    $    996     $  1,178       $  1,169      $     422      $ (2,137)    $ (1,314)
===========================================================================================================================

                                                         GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997 (000 omitted):

                                           PENSION BENEFITS                               OTHER BENEFITS
                                   1998                        1997                    1998           1997
================================================================================================================
                           Domestic   International    Domestic    International     Domestic       Domestic
----------------------------------------------------------------------------------------------------------------
Prepaid benefit cost       $    996     $  2,983       $    948      $  2,221        $     --         $    --
Accrued benefit liability        --       (2,354)          (296)       (2,143)         (2,137)        (1,314)
Intangible asset                 --           --             88            --              --              --
Accumulated other
   comprehensive income          --          549            429           344              --              --
----------------------------------------------------------------------------------------------------------------
Net amount recognized      $    996     $  1,178       $  1,169      $    422        $ (2,137)       $(1,314)
================================================================================================================


The following  table  provides the  components  of net periodic  pension cost for the plans for 1998,  1997,  and 1996 (000 omitted):

                                                         PENSION BENEFITS
                                   1998                        1997                           1996
================================================================================================================
                           Domestic   International    Domestic    International     Domestic     International
----------------------------------------------------------------------------------------------------------------
Service cost               $     --     $    870       $      7      $    857        $     56       $    969
Interest cost                    83          936            245           871             263            866
Expected return on
   plan assets                 (150)      (1,321)          (334)       (1,112)           (317)          (945)
Amortization of
   unrecognized:
   Net transition
     (asset) obligation          --         (117)            --          (115)             (4)          (106)
   Prior-service cost            --           33             10            33              11             31
   Net (gain) loss               19           29            191            38              51             72
----------------------------------------------------------------------------------------------------------------
Net periodic pension
   cost before curtailment      (48)         430            119           572              60            887
Adjustments to expense
   for curtailment:
   Recognition of past
     service cost                --           --             --            --              32             --
   Curtailment gain              --           --             --            --            (676)            --
----------------------------------------------------------------------------------------------------------------
Net periodic pension cost  $    (48)    $    430       $    119      $    572        $   (584)      $    887
================================================================================================================

The following table provides the components of net periodic postretirement benefit cost for the plans for 1998, 1997, and 1996 (000 omitted):

                                                                              OTHER BENEFITS
                                                                1998               1997               1996
================================================================================================================
                                                              Domestic           Domestic           Domestic
----------------------------------------------------------------------------------------------------------------
Service cost                                                  $    315           $    170           $    141
Interest cost                                                      324                239                219
Expected return on plan assets                                      --                 --                 --
Amortization of unrecognized:
   Net transition (asset) obligation                                95                 95                 95
   Prior-service cost                                               --                 --                 --
   Net (gain) loss                                                  44                 19                 13
----------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                           778                523                468
Acquisition of Quartet Manufacturing Company                        --                375                 --
----------------------------------------------------------------------------------------------------------------
Total recognized postretirement benefit cost                  $    778           $    898           $    468
================================================================================================================




GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


The assumptions used in the measurement of the company's benefit obligation are shown in the following table:

                                                  PENSION BENEFITS                             OTHER BENEFITS
                                            1998                      1997                   1998         1997
==================================================================================================================
                                    Domestic  International    Domestic  International     Domestic     Domestic
------------------------------------------------------------------------------------------------------------------

Weighted-average assumptions
   as of December 31:
Discount rate                         7.0%      2.5-8.0%         8.0%     2.5-7.5%           7.0%          8.0%
   Expected return on plan assets     9.5       4.5-9.0          9.5      4.5-9.0            N/A           N/A
   Rate of compensation increase      N/A       3.5-5.0          5.0      3.5-5.0            N/A           N/A
==================================================================================================================

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually each year to a rate of 6% during 2000 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (000 omitted):


                                          1% Increase         1% Decrease
=========================================================================
Effect on total of service and
   interest cost components of
   net periodic postretirement
   health care benefit cost                  $  70               $  (62)

Effect on the health care component
   of the accumulated postretirement
   benefit obligation                        $ 335               $ (303)
=========================================================================



                                                         GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


-------------------------------------------------------------------------------
   (5) DEBT AND CREDIT ARRANGEMENTS
-------------------------------------------------------------------------------

Currently, GBC has various short-term, variable-rate credit arrangements totaling $56.0 million. Outstanding borrowings under these arrangements totaled $27.5 million at December 31, 1998. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the lenders under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt for the three years ended December 31, 1998, 1997 and 1996 is as follows (000 omitted):

                                                                MAXIMUM
                                         WEIGHTED AVERAGE   MONTH-END BALANCE  AVERAGE AMOUNT   WEIGHTED AVERAGE
                            BALANCE AT   INTEREST RATE AT      OUTSTANDING       OUTSTANDING      INTEREST RATE
                           END OF YEAR      END OF YEAR      DURING THE YEAR   DURING THE YEAR   DURING THE YEAR
==================================================================================================================
                               (A)             (B)                 (C)               (D)               (E)
------------------------------------------------------------------------------------------------------------------
1998
NOTES PAYABLE TO BANKS      $ 27,462           6.7%             $ 83,919          $56,384              7.4%
1997
Notes payable to banks        40,247           6.0                63,161           42,893              7.2
1996
Notes payable to banks        31,700           8.3                41,757           31,272              7.1
==================================================================================================================

(A) Notes payable by GBC's foreign subsidiaries were $27,462,000 at December 31, 1998, $24,566,000 at December 31, 1997 and $13,160,000 at December 31,
    1996.
(B) The weighted average interest rate is computed by dividing the annualized interest expense for the short-term debt outstanding by the short-term debt outstanding at December 31.
(C) The composition of GBC's short-term debt will vary by category at any point in time during the year.
(D) Average amount outstanding during the year is computed by dividing the total daily outstanding principal balances by 365 days in 1998 and 1997, and by 366 days in 1996.
(E) The weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.


GBC's current multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks provides for up to the equivalent of $475 million of unsecured revolving credit borrowings through January 2002. GBC has the option, subject to the extension of additional credit by new or existing banks, of increasing the size of the facility by an additional $75 million. Outstanding borrowings under the Revolving Credit Facility totaled $320.9 million at December 31, 1998. Interest and facility fees are payable at varying rates as specified in the loan agreement, and as of December 31, 1998, the applicable facility fee was 0.35% per annum. Amounts outstanding under the Revolving Credit Facility are classified as long-term debt on GBC's balance sheet.

The Revolving Credit Facility contains, among other things, certain restrictive covenants which change from time to time as specified in the loan agreement. Under the most restrictive of the covenants applicable as of December 31, 1998, GBC must maintain a consolidated current ratio of not less than 1.25 to 1.00, an interest coverage ratio of not less than 2.5 to 1.0, a leverage ratio for senior debt to earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0, and a leverage ratio for total debt of not more than 4.5 to
1.0. GBC was in compliance with these covenants as of December 31, 1998.

In May 1998, GBC issued $150 million of 9 3/8% Senior Subordinated notes due November 2008. The net proceeds received from the issuance of the notes totaled $146.1 million, which were primarily used to finance the purchase of Ibico AG. The Senior Subordinated notes are guaranteed by certain subsidiaries of GBC. See
Note 13 to the Consolidated Financial Statements for additional information.

The book value of GBC's debt approximated the fair market value as of December 31, 1998 and 1997.



GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


Long-term debt consists of the following at December 31, 1998 and 1997 -- outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

                                                            DECEMBER 31,
                                                        1998           1997
===============================================================================
REVOLVING CREDIT FACILITY
U.S. Dollar Borrowings
   (floating interest rate-- 6.2% at December 31,
   1998 and 6.61% at December 31, 1997)               $ 288,300      $ 302,400
British Pound Borrowings
   (floating interest rate -- 7.8% at
   December 31, 1998)                                    19,416             --
Swiss Franc Borrowings
   (floating interest rate -- 2.33% at December
   31, 1998)                                              7,785             --
Dutch Guilder Borrowings
   (floating interest rate-- 4.3% at December 31,
   1998 and 4.22% at December 31, 1997)                   5,394          4,728
INTERNATIONAL CREDIT AGREEMENT
Australian Dollar Borrowings
   (floating interest rate-- 6.5% at December 31,
   1998 and 6.68% at December 31, 1997)                   2,449          2,722
INDUSTRIAL REVENUE/DEVELOPMENT BONDS ("IRB" OR "IDB")
IDB, due March 2026
   (floating interest rate-- 4.20% at December 31,
   1998 and 3.95% at December 31, 1997)                   7,511          7,511
IRB, due annually from July 1994 to July 2008
   (floating interest rate-- 3.60% at December 31,
   1998 and 4.60% at December 31, 1997)                   1,750          1,900
IRB, due annually from June 2002 to June 2007
   (floating interest rate-- 3.45% at December 31,
   1998 and 4.20% at December 31, 1997)                   1,050          1,050
NOTES PAYABLE
Senior Subordinated notes, U.S. Dollar Borrowing,
   due 2008                                             150,000             --
   (interest rate-- 9.375%)
Note payable, Dutch Guilder Borrowing, due
    monthly November 1994 to October 2004
   (interest rate-- 8.85%)                                1,782          2,000
Note payable, Dutch Guilder Borrowing, due June 2000
   (interest rate-- 7.05%)                                1,701          1,634
Other Borrowings                                          4,425            847
-------------------------------------------------------------------------------
   Total debt                                           491,563        324,792
Less--current maturities                                    972            722
-------------------------------------------------------------------------------
   Total long-term debt                               $ 490,591      $ 324,070
===============================================================================



The scheduled maturities of debt for each of the five years subsequent to December 31, 1998, are as follows (000 omitted):


YEAR ENDING DECEMBER 31                                               AMOUNT
===============================================================================
1999                                                                 $    972
2000                                                                    6,002
2001                                                                    1,682
2002                                                                  321,813
2003                                                                      932
Thereafter                                                            160,162
-------------------------------------------------------------------------------
TOTAL                                                                $491,563
===============================================================================


                                                         GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================

-------------------------------------------------------------------------------
(6) DERIVATIVE FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

INTEREST RATE SWAPS, TREASURY RATE-LOCK AND
INTEREST RATE CAP AGREEMENTS

From time to time, GBC has entered into interest rate swap, treasury rate-lock and interest rate cap agreements to hedge its interest rate exposures. Under interest rate swap agreements, GBC agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The fair values of the interest rate swap agreements are estimated using quotes from brokers and represents the cash requirements if the existing agreements had been settled at year end. Selected information related to GBC's interest rate swap agreements is as follows (amounts in millions):

                                                              DECEMBER 31,
                                                           1998       1997
===============================================================================
Notional amount                                          $ 200.0     $ 165.0
Fair value - net unrecognized loss                          (3.9)       (1.3)
===============================================================================

GBC has entered into interest rate cap agreements with commercial banks, which require the Company to pay one-time fees based upon notional principal amounts. Interest rate cap agreements entitle GBC to receive the amounts, if any, by which floating interest rates exceed the fixed rates stated in the agreements. Selected information related to GBC's interest rate cap agreements is as follows (amounts in millions):

                                                              DECEMBER 31,
                                                           1998       1997
===============================================================================
Notional amount                                          $   5.0     $ 25.0
Fair value - net unrecognized loss                            --        (.1)
===============================================================================

In 1997 and 1998, GBC entered into treasury rate-lock agreements to hedge interest rates on a portion of its long-term debt. At December 31, 1997 the agreements, which had a total notional principal amount of $100.0 million, had a fair value of $101.5 million. The treasury rate-lock agreements were settled during 1998 and were included as part of the issuance costs of the Company's $150 million Senior Subordinated notes offering.

GBC is exposed to potential losses in the event of nonperformance by the counterparties to the interest rate swap and interest rate cap agreements, though the Company attempts to mitigate this risk by diversifying its counter-parties.

FOREIGN EXCHANGE CONTRACTS

GBC enters into foreign exchange contracts to hedge foreign currency risks. These contracts hedge firmly committed transactions such as inventory purchases, royalties and management fees, and intercompany loans. Gains and losses on foreign exchange contracts are recorded in a comparable manner to the underlying transaction being hedged (e.g., costs related to inventory purchases are recorded to inventory and recognized in cost of sales). Obligations under foreign exchange contracts are valued at the spot rates at the respective balance sheet date. Selected information related to GBC's foreign exchange contracts is as follows (amounts in millions):

                                                             DECEMBER 31,
                                                           1998       1997
===============================================================================
Notional amount:
Obligations to purchase U.S. dollars                     $  48.6     $  47.6
Obligations to purchase foreign currencies                   2.0        71.5
-------------------------------------------------------------------------------
                                                            50.6       119.1
Fair market value
Obligations to purchase U.S. dollars                        49.1        46.9
Obligations to purchase foreign currencies                   2.1        70.6
-------------------------------------------------------------------------------
                                                            51.2       117.5
-------------------------------------------------------------------------------
Net unrecognized gain (loss)                             $    .6     $  (1.6)
===============================================================================

Foreign exchange contracts as of December 31, 1998 had various maturities through December 29, 2000. The unrealized gains and losses are substantially offset by changes in the valuation of the underlying items being hedged.>>

GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


-------------------------------------------------------------------------------
(7) RENTS AND LEASES
-------------------------------------------------------------------------------

Future minimum rental payments and guaranteed residual payments required for all non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows (000 omitted):

YEAR ENDING                                                           OPERATING
DECEMBER 31                                                      LEASE PAYMENTS
===============================================================================
1999                                                                    $15,814
2000                                                                     14,171
2001                                                                     11,095
2002                                                                      8,217
2003                                                                      5,832
After 2003                                                               29,590
-------------------------------------------------------------------------------
   Total minimum lease payments                                         $84,719
===============================================================================

Total rental expense for the years ended December 31, 1998, 1997 and 1996 was $10,624,000 $9,356,000 and $8,253,000, respectively.


-------------------------------------------------------------------------------
   (8) COMMON STOCK AND STOCK OPTIONS
-------------------------------------------------------------------------------

GBC's Certificate of Incorporation provides for 40,000,000 authorized shares of common stock, $.125 par value per share, and 4,796,550 shares of Class B common stock, $.125 par value per share. Each Class B share is entitled to 15 votes and is to be automatically converted into one share of common stock upon transfer thereof. All of the Class B shares are owned by Lane Industries, Inc., GBC's majority stockholder.

As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which requires the presentation of basic and diluted earnings per share. The following table illustrates the computation of basic and diluted earnings per share (000 omitted):

                                                       YEAR ENDED DECEMBER 31,
                                                      1998      1997      1996
===============================================================================
Numerator:
  Net Income                                        $23,792   $28,667   $25,213
Denominator:
  Denominator for basic
  earnings per share -- weighted
  average shares                                     15,724    15,760    15,743
Effect of dilutive securities:
  Employee stock options                                157       130        66
-------------------------------------------------------------------------------
Denominator for diluted
  earnings per share -- adjusted
  weighted-average shares
  and assumed conversions                            15,881    15,890    15,809
-------------------------------------------------------------------------------
Earnings per share-- basic                          $  1.51   $  1.82   $  1.60
-------------------------------------------------------------------------------
Earnings per share-- diluted                           1.50      1.80      1.59
===============================================================================

GBC has a non-qualified stock option plan for officers, including officers who are directors and other key employees of the Company. Options may be granted during a ten-year period at a purchase price of not less than 85% of the fair market value on the date of the grant. Options granted may be exercised in four equal parts over a period not to exceed eight years from the date of grant, except that no part of an option may be exercised until at least one year from the date of grant has elapsed. GBC accounts for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for this plan been determined as defined in FASB Statement No. 123, "Accounting for Stock-Based Compensation," GBC's net income and earnings per share would have been reduced to the following pro forma amounts (000 omitted, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                            1998       1997
===============================================================================
Net Income:   As Reported                                 $ 23,792   $28,667
              Pro Forma                                     21,674    28,200
Earnings per share -- basic:
              As Reported                                 $   1.51   $  1.82
              Pro Forma                                       1.38      1.79
Earnings per share -- diluted:
              As Reported                                 $   1.50   $  1.80
              Pro Forma                                       1.36      1.77
===============================================================================


                                                         GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


A summary of the stock option activity is as follows (000 omitted):

                                                   YEAR ENDED DECEMBER 31,
                                                     1998           1997
                                                   WTD. AVG.      WTD. AVG.
                                                   EXERCISE       EXERCISE
                                                SHARES  PRICE  SHARES  PRICE
===============================================================================
Shares under option
   at beginning of year                          462     $22    435     $20
Options granted                                  266      30     84      30
Options exercised                                (63)     19    (51)     18
Options expired/canceled                         (12)     21     (6)     20
-------------------------------------------------------------------------------
Shares under option
   at end of year                                653      26    462      22
-------------------------------------------------------------------------------
Options exercisable                               52      22     48      18
-------------------------------------------------------------------------------
Weighted average fair
   value of options granted                         $13.41          $13.72
===============================================================================

The 653,470 options outstanding at December 31, 1998 have exercise prices between $14.50 and $30.50 per share, with a weighted average exercise price of $25.64 per share and a weighted average remaining contractual life of 3.9 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:


                                                              DECEMBER 31,
                                                           1998         1997
Assumption                                               WTD. AVG.    WTD. AVG.
===============================================================================
Dividend yield                                             1.4%         1.51%
Risk-free interest rate                                    5.6%         6.5%
Expected life                                             8 years      8 years
Expected volatility                                        37.45%       37.17%
===============================================================================


-------------------------------------------------------------------------------
(9) INCOME TAXES
-------------------------------------------------------------------------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

The provision for income taxes was as follows (000 omitted):


                                                     YEAR ENDED DECEMBER 31,
                                                 1998        1997         1996
===============================================================================
Currently payable:
Federal                                         $ 7,290     $11,000     $ 7,988
State                                             2,042       2,759       1,672
Foreign                                           4,060       3,927       5,250
-------------------------------------------------------------------------------
   Total current                                 13,392      17,686      14,910
-------------------------------------------------------------------------------
Deferred payable:
Federal                                             904       2,797       1,918
Foreign                                           1,899        (970)        513
-------------------------------------------------------------------------------
   Total deferred                                 2,803       1,827       2,431
-------------------------------------------------------------------------------
Total provision                                 $16,195     $19,513     $17,341
===============================================================================






GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


GBC's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                        YEAR ENDED DECEMBER 31,
                                                        1998     1997     1996
===============================================================================
U.S. Statutory rate                                     35.0%    35.0%    35.0%
Tax allocation (benefit) charge(1)                      (3.0)    (0.5)     0.5
State income taxes, net of
   federal income tax benefit                            3.3      3.7      2.6
Net effect of international
   subsidiaries' foreign tax
   rates after balance sheet
   translation gains and losses                          2.0      5.2     (0.3)
Net effect of remission of
   foreign earnings                                      1.8     (2.0)     0.3
Non-tax deductible items,
   principally goodwill                                  2.2      0.6      0.6
Other, net                                               (.8)    (1.5)     2.1
-------------------------------------------------------------------------------
   Effective tax rate                                   40.5%    40.5%    40.8%
===============================================================================

(1) The (benefit) charge results from a tax allocation agreement between GBC and Lane Industries, Inc. entered into in 1978. Under the terms of the agreement, Lane Industries, Inc. has agreed to share with GBC a portion of the Federal income tax savings or additional costs, if any, resulting from filing consolidated income tax returns. Lane Industries, Inc. is GBC's majority stockholder.


Income before taxes was as follows (000 omitted):


                                                   YEAR ENDED DECEMBER 31,
                                               1998         1997         1996
===============================================================================
United States                               $   25,267   $  46,897     $ 26,489
Foreign                                         14,720       1,283       16,065
-------------------------------------------------------------------------------
Total income
   before taxes                             $   39,987   $  48,180     $ 42,554
===============================================================================


Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of GBC's deferred tax assets and liabilities are as follows (000 omitted):


                                                        YEAR ENDED DECEMBER 31,
                                                           1998         1997
===============================================================================
Items creating deferred tax assets:
   Foreign tax credits                                   $   5,672    $  4,872
   Net operating loss carryovers                             5,132       3,139
   Inventory valuation                                       4,259       2,353
   Foreign deferred tax assets                               2,160       2,806
   Vacation pay                                              1,031         840
   Worker's compensation                                       632         813
   Restructuring reserves                                      441       1,053
   Capital loss carryovers                                      75         313
   Other                                                     3,906       1,458
-------------------------------------------------------------------------------
Gross deferred tax assets                                   23,308      17,647
-------------------------------------------------------------------------------
   Valuation allowance                                     (10,879)     (8,324)
-------------------------------------------------------------------------------
Total deferred tax assets                                   12,429       9,323
-------------------------------------------------------------------------------
Items creating deferred tax liabilities:
   Depreciation                                              4,692       3,310
   Amortization of intangible assets                        10,358       6,114
   Foreign deferred tax liabilities                          4,692       3,438
   Withholding taxes                                         1,237       1,253
   Other                                                       103         216
-------------------------------------------------------------------------------
Total deferred tax liabilities                              21,082      14,331
-------------------------------------------------------------------------------
   Net deferred tax (liability)                          $  (8,653)   $ (5,008)
===============================================================================

                                                         GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable accuracy.

At December 31, 1998, the Company has $5,132,000 of net operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards expire in the years 1999 through 2004 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the deferred tax assets related to those loss carryforwards which may expire unutilized.


-------------------------------------------------------------------------------
   (10) BUSINESS SEGMENTS AND FOREIGN OPERATIONS
-------------------------------------------------------------------------------

Effective January 1, 1998, GBC adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain financial information in a similar manner as reported to the chief operating decision makers of the company for the purposes of evaluating performance and allocating resources to the various operating segments. For the purposes of this disclosure, GBC has identified three reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal films, mid-range and commercial high-speed laminators, large-format digital print laminators. The Document Finishing Group and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. Expenses incurred by the three reportable segments described above relate to costs incurred to manufacture or purchase products and selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature and revenues and expenses for certain entities not assigned to one of the other three reportable segments.

GBC's balance sheet is managed on a consolidated basis due to similarities between the business groups. Assets and liabilities by business group are not reported to the chief operating decision makers as they do not represent a measure of the true assets and liabilities of the business groups. In addition, GBC does not separately identify interest income or expense, amortization, or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expense for certain services provided and expense allocations, however, the charges and allocations between business groups are not significant. Segment data is provided below for the years ended December 31, 1998 and 1997. Similar data for the year ended December 31, 1996 is not presented as this information was not reported in a similar format, and was not comparable due to significant acquisitions which occurred during 1997 and 1998.

No single customer would have accounted for more than 10% of GBC's net sales in 1998. GBC does however, have certain major customers. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.




GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================

                                               YEAR ENDED DECEMBER 31, 1998
                                                     (000 omitted)
                             DOCUMENT               OFFICE
                             FINISHING    FILMS    PRODUCTS     ALL
                               GROUP      GROUP      GROUP     OTHERS    ELIMINATIONS   TOTAL
===============================================================================================
SALES:
   UNAFFILIATED CUSTOMERS    $243,748   $160,685   $461,812   $ 56,169    $      --    $922,414
   AFFILIATED ENTITIES         64,021     33,033      8,047      2,473     (107,574)         --
OPERATING INCOME               25,849     33,937     57,992    (35,277)          --      82,501
===============================================================================================


                                               YEAR ENDED DECEMBER 31, 1997
                                                     (000 omitted)
                             DOCUMENT               OFFICE
                             FINISHING    FILMS    PRODUCTS     ALL
                               GROUP      GROUP      GROUP     OTHERS    ELIMINATIONS   TOTAL
===============================================================================================
Sales:
   Unaffiliated customers    $227,032   $158,612   $304,653   $ 79,704    $      --    $770,001
   Affiliated entities         46,594     37,589      4,101      6,245      (94,529)         --
Operating income               27,451     31,977     44,710    (29,806)          --      74,332
===============================================================================================


GBC's products are sold primarily in North America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers and is not dependent on any single customer for a significant portion of its business.

Financial information for the three years ended December 31, 1998, 1997 and 1996, by geographical area is summarized below. Export sales to foreign customers ($16,585,000 in 1998, $19,763,000 in 1997 and $14,781,000 in 1996)
have been classified in the following tables as part of the United States sales.


                                                  YEAR ENDED DECEMBER 31, 1998
                                                           (000 omitted)
                                         UNITED                OTHER
                                         STATES     EUROPE  INTERNATIONAL ELIMINATIONS  TOTAL
===============================================================================================
   SALES TO UNAFFILIATED CUSTOMERS      $635,109   $176,170   $111,135     $      --   $922,414
   LONG-LIVED ASSETS                     566,423     43,199     16,452     (140,402)    485,672
===============================================================================================

                                                  YEAR ENDED DECEMBER 31, 1997
                                                           (000 omitted)
                                         UNITED                OTHER
                                         STATES     EUROPE  INTERNATIONAL ELIMINATIONS  TOTAL
===============================================================================================
   Sales to unaffiliated customers      $563,127   $103,231   $103,643     $      --   $770,001
   Long-lived assets                     343,117     15,812     13,458        (8,213)   364,174
===============================================================================================

                                                  YEAR ENDED DECEMBER 31, 1996
                                                           (000 omitted)
                                         UNITED                OTHER
                                         STATES     EUROPE  INTERNATIONAL ELIMINATIONS  TOTAL
===============================================================================================

   Sales to unaffiliated customers      $364,581   $ 92,622   $ 79,633     $      --   $536,836
   Long-lived assets                     135,643     14,544     11,403        (5,608)   155,982
===============================================================================================





                                                          GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


-------------------------------------------------------------------------------
   (11) QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------------------------------

Summarized quarterly financial data for 1998 and 1997 was as follows (000 omitted except per share data):


                                             THREE MONTHS ENDED
1998                          MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
===============================================================================
SALES                         $213,944    $230,708    $233,058      $244,704
GROSS PROFIT                    91,940      99,525     102,049       107,257
INCOME BEFORE TAXES             11,825       6,589      12,501         9,071
NET INCOME                       7,095       3,717       7,269         5,710
NET INCOME PER COMMON SHARE:
   BASIC                      $    .45    $    .24    $    .46      $     .36
   DILUTED                         .45         .23         .46            .36
===============================================================================

                                              THREE MONTHS ENDED
1997                          MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
===============================================================================
Sales                         $180,505    $187,436    $196,613      $ 205,447
Gross profit                    75,936      81,147      84,155         88,138
Income before taxes             11,286      12,018      12,038         12,838
Net income                       6,772       7,211       6,855          7,829
Net income per common share:
   Basic                      $    .43    $    .46    $    .44      $     .50
   Diluted                         .43         .45         .43            .50
===============================================================================

-------------------------------------------------------------------------------
   (12) ACQUISITIONS AND BUSINESS COMBINATIONS
-------------------------------------------------------------------------------

IBICO ACQUISITION (1997 INFORMATION IS UNAUDITED)

On February 27, 1998, GBC acquired Ibico AG, in a transaction accounted for as a purchase. Ibico manufactures and markets binding and laminating machines and related supplies. Cash consideration paid and debt assumed approximated $138.8 million. The final purchase price is subject to adjustment based upon Ibico's 1997 results and working capital at the date of acquisition. It is expected that the purchase price will be reduced. GBC and the seller are currently negotiating and attempting to reach a settlement. It is not expected that any settlement will have a material impact on GBC's financial condition. The unallocated purchase cost exceeded the estimated net assets of Ibico by approximately $95.0 million. The purchase price has been preliminarily allocated to the assets and liabilities of Ibico based upon fair market values. Valuations and studies to determine the fair market value of assets are currently being finalized. Intangible assets related to the Ibico acquisition will be amortized over their estimated lives on a straight-line basis. The results of operations of Ibico have been included with the results of GBC from March 1, 1998. For the year ended December 31, 1997, Ibico had net sales of 163.4 million Swiss francs, and operating income of 5.7 million Swiss francs.


ALLFAX ACQUISITION

On January 22, 1998, GBC acquired the Allfax group of companies, a privately-held office products manufacturer and marketer of visual communications products headquartered in Peterborough, England. The total purchase price for the Allfax companies was approximately $6.5 million.

1997 ACQUISITIONS

Effective January 1, 1997, GBC completed the purchase of the assets and business of Quartet Manufacturing Company. Located in Skokie, Illinois, Quartet manufactures and distributes visual communications products including marker boards, bulletin boards, and easels. The total consideration paid for Quartet was approximately $216.0 million.

On April 23, 1997, GBC completed the purchase of all of the capital stock of Baker School Specialty, a manufacturer of presentation boards. The total purchase price for Baker, including assumption of debt, was $19.2 million.




GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


During 1997, GBC made several smaller acquisitions acquiring the assets of Visucom, Danka Datakey, Jenrite and Printing Wire Supplies. These companies enhance and expand GBC's product offerings and services in Australia, New Zealand and Europe. Total consideration paid for these acquisitions was approximately $5.3 million.


1996 ACQUISITIONS

On October 10, 1996, GBC entered into an agreement with GMP Co., Ltd. of South Korea to jointly develop and market lamination equipment and supplies. With the agreement, GBC became a 33% equity shareholder in GMP, a leading worldwide supplier of laminating systems. The total consideration paid for the investment in GMP was $9.9 million.

On January 19, 1996, GBC acquired the business and certain assets of the T.A.C. Group, which operated under the name of Fordigraph. The business, located in Australia, is a distributor of paper shredders, mail room equipment, laminating machines, presentation products, binding systems and supplies. The total consideration paid for Fordigraph was $12.1 million.

All acquisitions have been accounted for as purchase transactions, with the results of operations included in the financial statements since the date of the acquisition. The excess of the purchase price over the net assets acquired is estimated to be approximately $103.3 million in 1998, $169.0 million in 1997 and $8.0 million in 1996.


--------------------------------------------------------------------------------
   (13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

During 1998 GBC issued $150 million of 9 3/8% Senior Subordinated notes due 2008 in order to finance the Ibico acquisition. Each of GBC's domestic restricted subsidiaries have jointly and severally, and fully and unconditionally guaranteed the Senior Subordinated notes (see Note 5) of GBC. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present consolidating financial statements which detail the results of operations, financial position and cash flows of the Parent, Guarantors, and Non-Guarantors (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the information for GBC on a consolidated basis.



GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================



CONSOLIDATING BALANCE SHEETS (000 omitted)
                                                                     DECEMBER 31, 1998
                                         PARENT    GUARANTORS (a)      NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
====================================================================================================================
ASSETS
Current assets:
Cash and cash equivalents               $   4,049    $    (650)          $   2,696        $       --      $    6,095
Receivables, net                          118,477        1,609              67,853                --         187,939
Inventories, at lower of cost or market    79,657        7,033              77,760                67         164,517
Deferred tax assets                         9,386          957               2,160               (74)         12,429
Other                                      18,667          559               8,437                --          27,663
Due from affiliates                        84,457       53,169               2,465          (140,091)             --
--------------------------------------------------------------------------------------------------------------------
   Total current assets                   314,693       62,677             161,371          (140,098)        398,643
Net property, plant and equipment          85,589       11,307              29,540                --         126,436
Cost in excess of fair value of
   assets of acquired companies, net
   of amortization                        191,511       31,264              82,073              (199)        304,649
Other                                      45,732        1,622              10,460            (1,704)         56,110
Investment in subsidiaries                168,617      152,006                  --          (320,623)             --
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                            $ 806,142    $ 258,876           $ 283,444        $ (462,624)     $  885,838
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                        $  30,775    $   3,187           $  17,707        $       --      $   51,669
Accrued liabilities:
   Salaries wages and profit
      sharing contributions                 8,021          258               3,878                --          12,157
   Taxes, other than income                   928          133               1,225                --           2,286
   Deferred income on maintenance
      agreements                            7,348           --               3,235                --          10,583
   Other                                   37,460         (644)             15,273                --          52,089
Notes payable                                  --           --              27,462                --          27,462
Current maturities of long-term debt          413           15                 544                --             972
Due to affiliates                          21,910       58,956              60,057          (140,923)             --
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities              106,855       61,905             129,381          (140,923)        157,218
--------------------------------------------------------------------------------------------------------------------
Long-term debt-- affiliated                 1,704           --                  --            (1,704)             --
Long-term debt, less current maturities   473,559        1,050              15,982                --         490,591
Other long-term liabilities                 7,901          226               5,633                --          13,760
Deferred tax liabilities                   12,936        3,454               4,692                --          21,082
Stockholders equity:
   Common stock                             1,962            5               5,171            (5,176)          1,962
   Class B common stock                       300           --                  --                --             300
   Additional paid-in capital              10,976       53,421             102,788          (156,209)         10,976
   Retained earnings                      225,112      143,616              27,847          (171,463)        225,112
   Treasury stock                         (26,632)          --                  --                --         (26,632)
   Accumulated other comprehensive
      income                               (8,531)      (4,801)             (8,050)           12,851          (8,531)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                203,187      192,241             127,756          (319,997)        203,187
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 806,142    $ 258,876           $ 283,444        $ (462,624)     $  885,838
====================================================================================================================


(a) Effective June 30, 1998, GBC sold its US RingBinder business (USRB). As of December 31, 1997, USRB had stockholder's equity of $11.8 million.



GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


CONSOLIDATING BALANCE SHEETS (000 omitted)
                                                                    DECEMBER 31, 1997
                                          PARENT     GUARANTORS (a)   NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
===================================================================================================================
ASSETS
Current assets:
Cash and cash equivalents               $   1,098      $     (26)       $   2,681         $      --       $   3,753
Receivables, net                          100,939          9,224           50,624                --         160,787
Inventories, at lower of cost or market    86,418         17,875           39,276                --         143,569
Deferred tax assets                         5,889            855            2,806              (227)          9,323
Other                                       5,689          1,311            3,313                --          10,313
Due from affiliates                        31,181        140,614            2,856          (174,651)             --
-------------------------------------------------------------------------------------------------------------------
   Total current assets                   231,214        169,853          101,556          (174,878)        327,745
Net property, plant and equipment          85,319         10,598           17,504                --         113,421
Cost in excess of fair value of
   assets of acquired companies,
   net of amortization                    163,564         32,425            8,554                --         204,543
Other                                      45,716          4,472            3,525            (6,508)         47,205
Investment in subsidiaries                194,295         27,062               --          (221,357)             --
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                            $ 720,108      $ 244,410        $ 131,139         $(402,743)      $ 692,914
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                        $  28,139      $   5,727        $   9,113         $      --       $  42,979
Accrued liabilities:
   Salaries wages and profit
      sharing contributions                 9,850            921            3,442                --          14,213
   Taxes, other than income                 1,923            410            1,428                --           3,761
   Deferred income on maintenance
      agreements                            6,249            433            3,128                --           9,810
   Other                                   28,007          3,245            9,118                --          40,370
Notes payable                              14,968             --           25,279                --          40,247
Current maturities of long-term debt          350             --              372                --             722
Due to affiliates                         113,467         39,515           26,450          (179,432)             --
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities              202,953         50,251           78,330          (179,432)        152,102
-------------------------------------------------------------------------------------------------------------------
Long-term debt-- affiliated                    --             --            6,558            (6,558)             --
Long-term debt, less current maturities   311,860          1,050           11,160                --         324,070
Other long-term liabilities                 6,710            338            4,320                --          11,368
Deferred tax liabilities                    7,542          3,351            3,438                --          14,331
Stockholders equity:
   Common stock                             1,962             26            5,164            (5,190)          1,962
   Class B common stock                       300             --               --                --             300
   Additional paid-in capital               9,708         67,024            8,105           (75,129)          9,708
   Retained earnings                      208,394        126,000           20,095          (146,095)        208,394
   Treasury stock                         (23,213)            --               --                --         (23,213)
   Accumulated other
      comprehensive income                 (6,108)        (3,630)          (6,031)            9,661          (6,108)
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity             191,043        189,420           27,333          (216,753)        191,043
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 720,108      $ 244,410        $ 131,139         $(402,743)      $ 692,914
===================================================================================================================

(a) Effective June 30, 1998, GBC sold its US RingBinder business (USRB). As of December 31, 1997, USRB had stockholder's equity of $11.8 million.




                                                         GBC 1998 Annual Report

52



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================


CONSOLIDATING INCOME STATEMENTS (000 omitted)

                                                                     YEAR ENDED DECEMBER 31, 1998
                                         PARENT       GUARANTORS (a)   NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
======================================================================================================================

Unaffiliated sales                      $ 620,271       $   14,838         $ 287,305       $      --        $ 922,414
Affiliated sales                           87,564           27,906             5,842        (121,312)              --
----------------------------------------------------------------------------------------------------------------------
   Net sales                              707,835           42,744           293,147        (121,312)         922,414
Cost of sales, including development
   and engineering                        423,319           41,644           179,390        (122,417)         521,936
Selling, service and administrative       205,352            7,696            94,291              --          307,339
Amortization of goodwill and
   related intangibles                      7,031            1,323             2,284              --           10,638
----------------------------------------------------------------------------------------------------------------------
   Operating income                        72,133           (7,919)           17,182           1,105           82,501
Interest                                   37,953            1,273             4,328          (4,974)          38,580
Loss on sale of US RingBinder                  --            3,500                --              --            3,500
Other (income) expense, net                   329          (21,716)             (560)         22,381              434
----------------------------------------------------------------------------------------------------------------------
   Income before taxes and
        undistributed earnings of
        wholly-owned subsidiaries          33,851            9,024            13,414         (16,302)          39,987
Income taxes                                9,727               61             5,960             447           16,195
Income before undistributed earnings of
   wholly-owned subsidiaries               24,124            8,963             7,454         (16,749)          23,792
Undistributed earnings (loss)
   of wholly-owned subsidiaries              (332)          15,472                --         (15,140)              --
----------------------------------------------------------------------------------------------------------------------
Net income                              $  23,792       $   24,435         $   7,454       $( 31,889)       $  23,792
======================================================================================================================


                                                                  YEAR ENDED DECEMBER 31, 1997
                                          PARENT        GUARANTORS (a)   NON-GUARANTORS     ELIMINATIONS  CONSOLIDATED
======================================================================================================================
Unaffiliated sales                      $ 517,143       $   45,983         $ 206,875       $      --        $ 770,001
Affiliated sales                           33,657           27,377             6,256         (67,290)              --
----------------------------------------------------------------------------------------------------------------------
   Net sales                              550,800           73,360           213,131         (67,290)         770,001
Cost of sales, including development
   and engineering                        317,364           62,316           128,556         (67,611)         440,625
Selling, service and administrative       167,229            9,561            70,395              --          247,185
Amortization of goodwill and related
   intangibles                              6,180            1,290               389              --            7,859
----------------------------------------------------------------------------------------------------------------------
   Operating income                        60,027              193            13,791             321           74,332
Interest                                   32,564            1,392             3,042         (12,421)          24,577
Other (income) expense, net               (14,993)         (14,812)            8,800          22,580            1,575
----------------------------------------------------------------------------------------------------------------------
   Income before taxes and
        undistributed earnings of
        wholly-owned subsidiaries          42,456           13,613             1,949          (9,838)          48,180
Income taxes                               13,203            3,369             2,810             131           19,513
Income before undistributed earnings of
   wholly-owned subsidiaries               29,253           10,244              (861)         (9,969)          28,667
Undistributed earnings (loss) of
   wholly-owned subsidiaries                 (586)          (8,471)               --           9,057               --
----------------------------------------------------------------------------------------------------------------------
Net income                              $  28,667       $    1,773         $    (861)      $    (912)       $  28,667
======================================================================================================================

(a) Effective June 30, 1998, GBC sold its US RingBinder business (USRB). For the year ended December 31, 1997, USRB had net income of $590,000.



GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                GBC AND SUBSIDIARIES
==============================================================================


CONSOLIDATING INCOME STATEMENTS (000 omitted)


                                                                  YEAR ENDED DECEMBER 31, 1996
                                          PARENT    GUARANTORS (a)   NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
==================================================================================================================

Unaffiliated sales                      $ 307,453     $   57,138       $ 172,245        $      --       $ 536,836
Affiliated sales                           47,763         11,296           3,696          (62,755)             --
------------------------------------------------------------------------------------------------------------------
   Net sales                              355,216         68,434         175,941          (62,755)        536,836
Cost of sales, including development
   and engineering                        225,509         52,707          99,770          (62,037)        315,949
Selling, service and administrative       103,220         10,191          58,062               --         171,473
Amortization of goodwill and related
   intangibles                                 95          1,295             309               --           1,699
------------------------------------------------------------------------------------------------------------------
   Operating income                        26,392          4,241          17,800             (718)         47,715
Interest                                   13,967          1,401           2,705          (11,901)          6,172
Other (income) expense, net                (4,031)       (10,225)         (1,774)          15,019          (1,011)
------------------------------------------------------------------------------------------------------------------
   Income before taxes and
        undistributed earnings of
        wholly-owned subsidiaries          16,456         13,065          16,869           (3,836)         42,554

Income taxes                                8,033          3,736           5,859             (287)         17,341
Income before undistributed earnings
   of wholly-owned subsidiaries             8,423          9,329          11,010           (3,549)         25,213
Undistributed earnings (loss) of wholly-
   owned subsidiaries                      16,788          7,301              --          (24,089)             --
------------------------------------------------------------------------------------------------------------------
Net income                              $  25,211     $   16,630       $  11,010        $ (27,638)      $  25,213
==================================================================================================================


CONSOLIDATING STATEMENT OF CASH FLOWS (000 omitted)
                                                                  YEAR ENDED DECEMBER 31, 1998
                                          PARENT    GUARANTORS (a)   NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
==================================================================================================================
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                 $  39,637     $     (493)      $ (14,258)       $    (759)      $  24,127
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures                      (16,455)        (4,938)         (8,533)              --         (29,926)
Payments for acquisitions and
   investments, net of cash acquired      (31,147)      (110,451)         (6,363)              --        (147,961)
Proceeds from sale of US RingBinder            --         15,529              --               --          15,529
Proceeds from sale of plant
   and equipment                            3,886          2,879             108               --           6,873
Intercompany sale of subsidiaries              --         (6,018)          6,018               --              --
Capital contributions to subsidiaries        (971)        (6,657)             --            7,628              --
------------------------------------------------------------------------------------------------------------------
   Net cash used in investing
      activities                          (44,687)      (109,656)         (8,770)           7,628        (155,485)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Increase (reduction) in notes payable/
   intercompany balances                 (138,180)       109,457          15,917               --         (12,806)
Payments for debt issuance costs           (8,638)            --              --               --          (8,638)
(Repayment) of long-term debt             (60,000)            --          (1,522)             643         (60,879)
Increase in long-term debt                224,045             --           2,212               --         226,257
Increase in current portion of
   long-term debt                              --             68             138               --             206
Dividends paid                             (7,075)            --            (156)             156          (7,075)
Purchase of treasury stock                 (3,566)            --              --               --          (3,566)
Proceeds from the exercise of
   stock options                            1,415             --              --               --           1,415
Capital contributions from
   parent company                              --             --           7,668           (7,668)             --
------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing
      activities                            8,001        109,525          24,257           (6,869)        134,914
Effect of exchange rates on cash               --             --          (1,214)              --          (1,214)
------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH
   & CASH EQUIVALENTS                       2,951           (624)             15               --           2,342
Cash and cash equivalents at the
   beginning of year                        1,098            (26)          2,681               --           3,753
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE
   END OF THE YEAR                      $   4,049     $     (650)      $   2,696        $      --       $   6,095
==================================================================================================================

(a) Effective June 30, 1998, GBC sold its US RingBinder business (USRB).
    For the year ended December 31, 1996, USRB had net income of $1.3 million.


                                                        GBC 1998 Annual Report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC AND SUBSIDIARIES
===============================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS (000 omitted)

                                                                  YEAR ENDED DECEMBER 31, 1997
                                          PARENT    GUARANTORS (a)   NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
==================================================================================================================

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                 $  30,686     $    6,119       $  (3,137)       $ (12,951)      $  20,717
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures                      (20,502)        (4,035)         (5,082)              --         (29,619)
Payments for acquisitions and
   investments, net of cash acquired     (238,762)        (1,711)           (757)              --        (241,230)
Proceeds from sale of plant
   and equipment                            3,402            606             694               --           4,702
------------------------------------------------------------------------------------------------------------------
   Net cash used in investing
      activities                         (255,862)        (5,140)         (5,145)              --        (266,147)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Increase (reduction) in notes payable/
   intercompany balances                   (9,571)            --          13,912               --           4,341
(Repayment) of long-term debt                  --             --            (502)              --            (502)
Increase in long-term debt                240,950             --           2,786            2,792         246,528
(Reduction) increase in current
   portion of long-term debt                   --             --              80               --              80
Dividends paid                             (6,935)            --         (10,159)          10,159          (6,935)
Purchase of treasury stock                 (1,011)            --              --               --          (1,011)
Proceeds from the exercise of
   stock options                              942             --              --               --             942
------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing
      activities                          224,375             --           6,117           12,951         243,443
Effect of exchange rates on cash               --             --            (981)              --            (981)
------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH
   & CASH EQUIVALENTS                        (801)           979          (3,146)              --          (2,968)
Cash and cash equivalents at the
   beginning of year                        1,899         (1,005)          5,827               --           6,721
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END
   OF THE YEAR                          $   1,098     $      (26)      $   2,681        $      --       $   3,753
==================================================================================================================

                                                                  YEAR ENDED DECEMBER 31, 1996
                                          PARENT    GUARANTORS (a)   NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
==================================================================================================================
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                 $     395     $      868       $   4,136        $  (3,119)      $   2,280
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                      (21,639)        (1,576)         (4,563)              --         (27,778)
Payments for acquisitions and
   investments, net of cash acquired      (17,097)            --         (11,784)              --         (28,881)
Proceeds from sale of plant
   and equipment                               --             --           3,676               --           3,676
------------------------------------------------------------------------------------------------------------------
   Net cash used in investing
      activities                          (38,736)        (1,576)        (12,671)              --         (52,983)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Increase (reduction) in notes payable/
   intercompany balances                   10,700             --           3,492               --          14,192
(Repayment) of long-term debt                  --             --              --               --              --
Increase in long-term debt                 32,874             --          10,709               --          43,583
(Reduction) increase in current
   portion of long-term debt                   --             --            (358)              --            (358)
Dividends paid                             (6,769)            --          (3,119)           3,119          (6,769)
Purchase of treasury stock                 (1,645)            --              --               --          (1,645)
Proceeds from the exercise of
   stock options                            1,463             --              --               --           1,463
------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing
      activities                           36,623             --          10,724            3,119          50,466
Effect of exchange rates on cash               --             --              94               --              94
------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH &
   CASH EQUIVALENTS                        (1,718)          (708)          2,283               --            (143)
Cash and cash equivalents at the
   beginning of year                        3,617           (297)          3,544               --           6,864
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE
   END OF THE YEAR                      $   1,899     $   (1,005)      $   5,827        $      --       $   6,721
==================================================================================================================

(a) Effective June 30, 1998, GBC sold its US RingBinder business (USRB).
    For the year ended December 31, 1996, USRB had net income of $1.3 million.




GBC 1998 Annual Report

                                                           GBC AND SUBSIDIARIES
===============================================================================


PART II
===============================================================================

-------------------------------------------------------------------------------
   ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

None.


PART III
===============================================================================

-------------------------------------------------------------------------------
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

Information required under this Item is contained in the Registrant's 1999 Definitive Proxy Statement, which is incorporated herein by reference.

-------------------------------------------------------------------------------
   ITEM 11. EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

Information required under this Item is contained in the Registrant's 1999 Definitive Proxy Statement, which is incorporated herein by reference.

-------------------------------------------------------------------------------
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------
Information required under this Item is contained in the Registrant's 1999 Definitive Proxy Statement, which is incorporated herein by reference.

-------------------------------------------------------------------------------
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

Information required under this Item is contained in the Registrant's 1999 Definitive Proxy Statement, which is incorporated herein by reference.


PART IV
===============================================================================

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

The following consolidated statements, schedules and exhibits of General Binding Corporation and its subsidiaries are filed as part of this report:


(1) FINANCIAL STATEMENTS

The financial statements and notes thereto are located in Part II, Item 8 of this report.

(2) FINANCIAL STATEMENT SCHEDULE

The financial schedule required by Item 14 (d), Valuation and Qualifying Accounts is located on page 57 of this report.

All other financial statements and schedules not listed have been omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

No. 3: Certificate of Incorporation, as amended May 11, 1988. Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
No. 21: Subsidiaries of the Registrant.
No. 23: Consent of Arthur Andersen.
No. 27: Financial Data Schedule.

(B) REPORTS ON FORM 8-K

None.

56



SIGNATURES                                                 GBC AND SUBSIDIARIES
===============================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           GENERAL BINDING CORPORATION


                                          By: /s/       GOVI C. REDDY
                                              ---------------------------------
                                                        Govi C. Reddy
                                                     President and Chief
                                                      Executive Officer


                                          By: /s/  WILLIAM R. CHAMBERS JR.
                                              ---------------------------------
                                                   William R. Chambers Jr.
                                                  Vice President and Chief
                                                     Financial Officer


Dated: March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/   WILLIAM N. LANE III        Chairman of the Board           March 25, 1999
------------------------------   and Director
      William N. Lane III

/s/      GOVI C. REDDY           President, Chief Executive      March 25, 1999
------------------------------   Officer and Director
        Govi C. Reddy

/s/ ARTHUR C. NIELSEN, JR.       Director                        March 25, 1999
------------------------------
    Arthur C. Nielsen, Jr.

/s/    THOMAS V. KALEBIC         Director                        March 25, 1999
------------------------------
       Thomas V. Kalebic

/s/   WARREN R. ROTHWELL         Director                        March 25, 1999
------------------------------
      Warren R. Rothwell





GBC 1998 Annual Report

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS           GBC AND SUBSIDIARIES
===============================================================================


ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):



                                                  YEAR ENDED DECEMBER 31,
                                           1998           1997           1996
===============================================================================
Balance at beginning of year             $ 8,821        $ 6,424        $ 5,186
Additions charged to expense               4,636          3,530          3,118
Deductions-- write offs                   (5,545)        (1,843)        (1,788)
Other(1)                                   1,959            710            (92)
-------------------------------------------------------------------------------
Balance at end of year                   $ 9,871        $ 8,821        $ 6,424
===============================================================================


INVENTORY RESERVES

Changes in the inventory reserve accounts were as follows (000 omitted):



                                                  YEAR ENDED DECEMBER 31,
                                           1998           1997           1996
===============================================================================
Balance at beginning of year             $ 4,906        $ 5,472        $ 5,009
Additions charged to expense               6,200          4,252          3,855
Deductions--write offs.                   (6,962)        (4,296)        (3,393)
Other(1)                                   5,228           (522)             1
-------------------------------------------------------------------------------
Balance at end of year                   $ 9,372        $ 4,906        $ 5,472
===============================================================================

(1) Amounts primarily relate to the effects of foreign currency exchange rate changes as well as the acquisition of Ibico in 1998, Quartet in 1997, and Pro-Tech in 1996.


                                                        GBC 1998 Annual Report