Form 10-Q
period 1999-03-31
GENERAL BINDING CORP
filed 1999-05-17
CIK 40461

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                  Yes  X   No
                                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                      OUTSTANDING AT
CLASS                                                 APRIL 30, 1999
Common Stock,  $.125 par value                            13,338,248
Class B Common Stock, $.125 par value                      2,398,275


===============================================================================

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial statements (unaudited)
         Condensed consolidated balance sheets as of
         March 31, 1999 and December 31, 1998                              2

         Condensed consolidated statements of income for the three
         months ended March 31, 1999 and 1998                              3

         Condensed consolidated  statements of cash flows for the
         three months ended March 31, 1999 and 1998                        4

         Notes to condensed consolidated financial statements              5

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                         15


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  20

         Signatures                                                        21

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                                  March 31,       December 31,
                                                    1999              1998
                                                 (unaudited)
                                                 -----------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                     $   7,287            6,095
    Receivables, less allowances for
        doubtful accounts and sales
        returns: 1999 - $9,395, 1998 - $9,871       180,471          187,939
    Inventories:
        Raw materials                                50,311           53,848
        Work in process                               6,549            6,533
        Finished goods                              115,044          104,136
                                                  ---------        ---------
          Total inventories                         171,904          164,517
    Deferred tax assets                              11,658           12,429
    Other                                            30,760           27,663
                                                  ---------        ---------
          Total current assets                      402,080          398,643

Property, plant and equipment                       216,368          217,179
Less - accumulated depreciation                     (92,202)         (90,743)
                                                  ---------        ---------
    Net property, plant and equipment               124,166          126,436
Goodwill, net of amortization                       306,188          304,649
Other                                                50,879           56,110
                                                  ---------        ---------
    Total assets                                  $ 883,313        $ 885,838
                                                  =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                              $  56,954        $  51,669
    Accrued liabilities                              70,352           77,115
    Notes payable                                    46,302           27,462
    Current maturities of long-term debt                793              972
                                                  ---------        ---------
            Total current liabilities               174,401          157,218
Long-term debt, less current maturities             472,282          490,591
Other long-term liabilities                          15,515           13,760
Deferred tax liabilities                             20,382           21,082
Stockholders' equity:
    Common stock                                      1,962            1,962
    Class B common stock                                300              300
    Additional paid-in capital                       11,458           10,976
    Retained earnings                               224,543          225,112
    Treasury stock                                  (27,002)         (26,632)
    Accumulated other comprehensive income          (10,528)          (8,531)
                                                  ---------        ---------
            Total stockholders' equity              200,733          203,187
                                                  ---------        ---------
Total liabilities and stockholders' equity        $ 883,313        $ 885,838
                                                  =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (000's omitted, except per share data)

                                                     Three months ended
                                                           March 31,
                                                  --------------------------
                                                     1999            1998
                                                  ---------        ---------
Net sales                                         $ 221,082        $ 213,944
Cost of sales, including development
   and engineering                                  127,069          122,004
Selling, service and administrative                  78,940           69,664
Amortization of goodwill and related intangibles      2,664            2,470
                                                  ---------        ---------
   Operating income                                  12,409           19,806

Interest expense                                     10,388            7,472
Other (income) expense, net                            (192)             509
                                                  ---------        ---------
   Income before taxes                                2,213           11,825

Income taxes                                            897            4,730
                                                  ---------        ---------
   Net income                                     $   1,316        $   7,095
                                                  =========        =========

Other comprehensive income, net of taxes:
   Foreign currency translation adjustments          (1,997)            (938)
                                                  ---------        ---------
Comprehensive (loss) income                       $    (681)       $   6,157
                                                  =========        =========
Net income per common share: (1)
   Basic                                          $    0.08        $    0.45
   Diluted                                             0.08             0.45

Weighted average number of common shares
outstanding: (2)
   Basic                                             15,729           15,761
   Diluted                                           15,862           15,878



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common
    Stock.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                      Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     1999             1998
                                                  ---------        ---------
OPERATING ACTIVITIES:
Net income                                        $   1,316        $   7,095
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation                                      4,454            4,387
    Amortization                                      4,790            3,634
    Provision for doubtful accounts                     482              392
    Increase in non-current deferred taxes                -             (170)
    (Increase) in other long-term assets             (3,386)          (3,466)
    Other                                               243              357
Changes in current assets and liabilities:
    Decrease (increase) in receivables                5,553           (4,033)
    (Increase) decrease in inventories               (8,047)           4,001
    (Increase) in other current assets               (2,172)          (5,039)
    Decrease in deferred tax assets                     811            1,558
    (Decrease) in accounts payable and accrued
      liabilities                                      (372)          (5,434)
    Increase in income taxes payable                    476            1,365
                                                  ---------        ---------
        Net cash provided by operating
          activities                                  4,148            4,647

INVESTING ACTIVITIES:
    Capital expenditures                             (5,183)          (6,385)
    Payments for acquisitions and investments
      (net of cash acquired)                              -         (137,983)
    Proceeds from sale of plant and equipment           199               42
                                                  ---------        ---------
        Net cash (used in) investing activities      (4,984)        (144,326)

FINANCING ACTIVITIES:
    Increase in notes payable                        18,840           30,274
    Increase in long-term debt                      182,537          122,888
    Repayment of long-term debt                    (196,718)            (104)
    (Reduction) in current portion of
      long-term debt                                   (229)              (1)
    Payments of debt issuance costs                     (42)               -
    Dividends paid                                   (1,887)          (1,736)
    Purchases of treasury stock                        (429)          (2,601)
    Proceeds from the exercise of stock options         541              509
                                                  ---------        ---------
        Net cash provided by financing activities     2,613          149,229
Effect of exchange rates on cash                       (585)              44
                                                  ---------        ---------
    Net increase in cash and cash equivalents         1,192            9,594

Cash and cash equivalents at the beginning
    of the year                                       6,095            3,753
                                                  ---------        ---------
Cash and cash equivalents at the end of
    the period                                    $   7,287        $  13,347
                                                  =========        =========
Supplemental disclosure:
    Interest paid                                 $   5,687        $   6,891
    Income taxes paid                                 1,250            4,239



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 1998 Annual Report on Form 10-K. In the opinion of GBC, all adjustments necessary to present fairly the financial position of GBC as of March 31, 1999 and December 31, 1998 and the results of their operations for the three months ended March 31, 1999 and 1998 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

(2)      LONG-TERM DEBT

         Long-term debt consists of the following at March 31, 1999 and December 31, 1998 - outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):

                                                     March 31,   December 31,
                                                       1999         1998
                                                       ----         ----
         REVOLVING CREDIT FACILITY
         U.S. Dollar borrowings - (weighted
            average floating interest rate
            of 5.92% at March 31, 1999 and
            6.20% at  December 31, 1998)             $274,000      $288,300
         British Pound borrowings - (floating
            interest rate of 6.37% at March 31,
            1999 and 7.80% at December 31, 1998)       15,796        19,416
         Swiss Franc borrowings - (floating
            interest rate of 2.13% at March 31,
            1999 and 2.33% at December 31, 1998)        9,315         7,785
         Dutch Guilder borrowings - (floating
            interest rate of 3.90% at March 31,
            1999 and 4.30% at December 31, 1998)        5,153         5,394
         INTERNATIONAL CREDIT AGREEMENT
         Australian Dollar borrowings - due July
            2000 (floating interest rate of 6.70%
            at March 31, 1999 and 6.50% at
            December 31, 1998)                          2,537         2,449
         INDUSTRIAL REVENUE BONDS
         Industrial Revenue Bond - due March 2026
            (floating interest rate of 3.05% at
            March 31, 1999 and 4.20% at December
            31, 1998)                                   7,511         7,511
         Industrial Revenue Bond - due annually
            from July 1994 to July 2008 (floating
            interest rate of 3.12% at March 31,
            1999 and 3.60% at December 31, 1998)        1,750         1,750
         Industrial Revenue Bond - due annually
            from June 2002 to June 2007 (floating
            interest rate of 2.91% at March 31,
            1999 and 3.45% at December 31, 1998)        1,050         1,050
         NOTES PAYABLE
         Senior Subordinated Notes, U.S. borrowing
            - due 2008 (fixed interest rate of
            9.375%)                                   150,000       150,000

         Note payable, Dutch Guilder borrowing -
            due monthly from November 1994 to
            October 2004 (fixed interest rate
            of 8.85%)                                   1,630         1,782
         Note payable, Dutch guilder borrowing -
            due June 2000 (fixed interest rate of
            7.05%)                                      1,626         1,701
         OTHER BORROWINGS                               2,707         4,425
                                                     --------      --------
            Total debt                                473,075       491,563
         Less - current maturities                        793           972
                                                     --------      --------
            Total long-term debt                     $472,282      $490,591
                                                     ========      ========

(3)      EARNINGS PER SHARE

         In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):

                                                  Three months ended March 31,
                                                  ----------------------------
                                                       1999          1998
                                                     --------      --------

         (A) Net income available to common
               shareholders                          $  1,316      $  7,095
                                                     ========      ========

         (B) Weighted average number of common
               shares outstanding (1)                  15,729        15,761

             Additional common shares issuable
               under employee stock options using
               the treasury stock method                  133           117
                                                     --------      --------
         (C) Weighted average number of common
               shares outstanding assuming the
               exercise of stock options (1)           15,862        15,878
                                                     ========      ========

         Net income per common share (2)  (A) / (B)  $   0.08      $   0.45
                                                     ========      ========

         Net income per common share, assuming
             dilution (2)  (A) / (C)                 $   0.08      $   0.45
                                                     ========      ========

         (1) Weighted average shares includes both Common Stock and Class B Common Stock.
         (2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4)      BUSINESS SEGMENTS

         In accordance with SFAS No. 131, GBC has identified three reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. Expenses incurred by the three reportable segments described above relate to costs incurred to manufacture or purchase products and selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature and revenues and expenses for certain entities not assigned to one of the other three reportable segments.


                                                Three months ended March 31, 1999 (000's omitted):
                                                --------------------------------------------------
                                      Document       Film        Office
                                      Finishing    Products     Products      All
                                        Group       Group         Group      Others   Eliminations   Total
                                        -----       -----         -----      ------   ------------   -----
         Sales:
            Unaffiliated customers    $57,557      $36,921      $115,908   $10,696     $     --     $221,082
            Affiliated entities        18,476        5,433        18,294        67      (42,270)          --
         Operating income               7,310        7,217         9,080   (11,198)          --       12,409



                                                Three months ended March 31, 1998 (000's omitted):
                                               --------------------------------------------------
                                      Document       Film        Office
                                      Finishing    Products     Products     All
                                        Group       Group        Group      Others    Eliminations   Total
                                        -----       -----         -----      ------   ------------   -----
         Sales:
             Unaffiliated customers   $59,375      $35,899      $103,711   $14,959     $     --     $213,944
             Affiliated entities       12,130        7,040         1,010       874      (21,054)          --
         Operating income               8,766        7,760        12,692    (9,412)          --       19,806


         Financial information for the three months ended March 31, 1999 and 1998 by geographical area is summarized below.


                                         Three months ended March 31, 1999 (000's omitted):
                                         -------------------------------------------------
                                            United
                                            States    Europe   International      Total
                                           --------  -------   -------------    --------

         Sales to unaffiliated customers   $149,843  $43,614      $27,625       $221,082

                                         Three months ended March 31, 1998 (000's omitted):
                                         -------------------------------------------------
                                            United
                                            States    Europe   International      Total
                                           --------  -------   -------------    --------
         Sales to unaffiliated customers   $152,743  $35,993      $25,208       $213,944


(5)      SUBSIDIARY GUARANTOR  INFORMATION

         During 1998, GBC issued $150 million of 9.375% Senior Subordinated Notes due 2008 in order to finance the acquisition of Ibico AG. Each of GBC's domestic restricted subsidiaries have jointly and severally and fully and unconditionally guaranteed the Senior Subordinated Notes. See
         Note 2 to the Consolidated Financial Statements for additional information. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange commission, GBC has elected to present the following condensed consolidating results of operations, financial position and cash flows of the Parent, Guarantors and Non-Guarantors (in each case carrying investments under the equity method) and the eliminations necessary to arrive at the information for GBC on a consolidated basis:

CONSOLIDATING BALANCE SHEETS (000'S OMITTED):

                                                                            March 31, 1999
                                               -------------------------------------------------------------------------
                                                Parent        Guarantors    Non-Guarantors  Eliminations   Consolidated
                                               ---------      ----------    --------------  ------------   -------------

Assets
Current assets:
     Cash and cash equivalents                 $   2,596       $    (441)      $   5,132     $        -      $     7,287
     Receivables, net                            109,590           1,263          69,618              -          180,471
     Inventories, at lower of cost or market      88,470             414          83,020              -          171,904
     Deferred tax assets                           9,989             353           1,404            (88)          11,658
     Other                                        20,497               -          10,263              -           30,760
     Due from affiliates                          79,016           1,128             243        (80,387)               -
                                               ---------       ---------       ---------     ----------      -----------
           Total current assets                  310,158           2,717         169,680        (80,475)         402,080

Net property, plant and equipment                 87,065           8,695          28,406              -          124,166
Goodwill, net of amortization                    197,438          24,458          84,292              -          306,188
Other                                             43,248          11,094           7,761        (11,224)          50,879
Investment in subsidiaries                       169,292         139,543               -       (308,835)               -
                                               ---------       ---------       ---------     ----------      -----------
     Total assets                              $ 807,201       $ 186,507       $ 290,139     $ (400,534)     $   883,313
                                               =========       =========       =========     ==========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                          $  34,951       $     910       $  21,093     $        -      $    56,954
     Accrued liabilities                          47,846             381          22,125              -           70,352
     Notes payable                                17,300               -          29,002              -           46,302
     Current maturities of long-term debt            417               -             376              -              793
     Due to affiliates                            23,816             304          57,200        (81,320)               -
                                               ---------       ---------       ---------     ----------      -----------
           Total current liabilities             123,290           1,925         130,506        (81,320)         174,401

Long-term debt, less current maturities          459,894               -          23,318        (10,930)         472,282
Other long-term liabilities                        8,933             332           6,250                          15,515
Deferred tax liabilities                          13,311           3,079           3,992                          20,382
Stockholders' equity:                                                                                                  -

     Common stock                                  1,962               5           4,296         (4,301)           1,962
     Class B common stock                            300               -               -                             300
     Additional paid-in capital                   11,458          53,423         107,864       (161,287)          11,458
     Retained earnings                           224,543         126,615          24,583       (151,198)         224,543
     Treasury stock                              (27,002)              -               -              -          (27,002)
     Accumulated other comprehensive income      (10,528)          1,458          (9,960)         8,502          (10,528)
                                               ---------       ---------       ---------     ----------      -----------
           Total stockholders' equity            200,733         180,726         126,073       (306,799)         200,733
                                               ---------       ---------       ---------     ----------      -----------
Total liabilities and stockholders' equity     $ 807,201       $ 186,507       $ 290,139     $ (400,534)         883,313
                                               =========       =========       =========     ==========      ===========

                                                                           December 31, 1998
                                               ----------------------------------------------------------------------------
                                                Parent      Guarantors    Non-Guarantors     Eliminations     Consolidated
                                               --------     ----------    --------------     ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                 $   4,049    $    (650)          2,696          $    --               6,095
     Receivables, net                            118,477        1,609          67,853               --             187,939
     Inventories, at lower of cost or market      79,657        7,033          77,760                 67           164,517
     Deferred tax assets                           9,386          957           2,160                (74)           12,429
     Other                                        18,667          559           8,437               --              27,663
     Due from affiliates                          84,457       53,169           2,465           (140,091)             --
                                               ---------    ---------       ---------           --------           -------
           Total current assets                  314,693       62,677         161,371           (140,098)          398,643

Net property, plant and equipment                 85,589       11,307          29,540               --             126,436
Goodwill, net of amortization                    191,511       31,264          82,073               (199)          304,649
Other                                             45,732        1,622          10,460             (1,704)           56,110
Investment in subsidiaries                       168,617      152,006            --             (320,623)             --
                                               ---------    ---------       ---------           --------         ---------
Total assets                                   $ 806,142    $ 258,876       $ 283,444          $(462,624)        $ 885,838
                                               =========    =========       =========          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                          $  30,775    $   3,187       $  17,707          $    --           $  51,669
     Accrued liabilities                          53,757         (253)         23,611               --              77,115
     Notes payable                                  --           --            27,462               --              27,462
     Current maturities of long-term debt            413           15             544               --                 972

Due to affiliates                                 21,910       58,956          60,057           (140,923)             --
                                               ---------    ---------       ---------           --------           -------
             Total current liabilities           106,855       61,905         129,381           (140,923)          157,218

Long-term debt - affiliated                        1,704         --              --               (1,704)             --
Long-term debt, less current maturities          473,559        1,050          15,982               --             490,591
Other long-term liabilities                        7,901          226           5,633               --              13,760
Deferred tax liabilities                          12,936        3,454           4,692               --              21,082

Stockholders' equity:
     Common stock                                  1,962            5           5,171             (5,176)            1,962
     Class B common stock                            300         --              --                 --                 300
     Additional paid-in capital                   10,976       53,421         102,788           (156,209)           10,976
     Retained earnings                           225,112      143,616          27,847           (171,463)          225,112
     Treasury stock                              (26,632)        --              --                 --             (26,632)
     Accumulated other comprehensive income       (8,531)      (4,801)         (8,050)            12,851            (8,531)
                                               ---------    ---------       ---------           --------           -------
           Total stockholders' equity            203,187      192,241         127,756           (319,997)          203,187
                                               ---------    ---------       ---------           --------           -------
Total liabilities and stockholders' equity     $ 806,142    $ 258,876       $ 283,444           (462,624)          885,838
                                               =========    =========       =========           ========           =======

CONSOLIDATING INCOME STATEMENTS (000's OMITTED):


                                                                              Three months ended March 31, 1999
                                                  ----------------------------------------------------------------------------
                                                    Parent     Guarantors(a)  Non-Guarantors     Eliminations     Consolidated
                                                  ----------   ------------   --------------     ------------     ------------
Unaffiliated sales                                 $ 149,843         --            71,239         $    --          $ 221,082
Affiliated sales                                      16,574         --            20,314           (36,888)            --
                                                   ---------    ---------       ---------         ---------        ---------
     Net sales                                       166,417         --            91,553           (36,888)         221,082
Cost of sales, including development
     and engineering                                  99,683          185          64,123           (36,922)         127,069
Selling, service and administrative                   53,800           27          25,113              --             78,940
Amortization of goodwill and related intangibles       1,785          331             548              --              2,664
                                                   ---------    ---------       ---------         ---------        ---------
     Operating income                                 11,149         (543)          1,769                34           12,409

Interest                                               9,708          327           1,015              (662)          10,388
Other (income) expense                                  (852)         (56)             54               662             (192)
                                                   ---------    ---------       ---------         ---------        ---------
     Income before taxes and undistributed
       earnings of wholly owned subsidiaries           2,293         (814)            700                34            2,213
Income taxes                                             929         (330)            284                14              897
                                                   ---------    ---------       ---------         ---------        ---------
     Income before undistributed earnings of
       wholly owned subsidiaries                       1,364         (484)            416                20            1,316
Undistributed earnings of (loss) of wholly-
     owned subsidiaries                                  (48)         594            --                (546)             --
                                                   ---------    ---------       ---------         ---------        ---------
Net income                                         $   1,316    $     110             416         $    (526)       $   1,316
                                                   =========    =========       =========         =========        =========



(a) Effective January 1, 1999 the Protech and Sickenger subsidiaries were merged into the Parent company.

                                                                         Three months ended March 31, 1998
                                                  ---------------------------------------------------------------------------
                                                    Parent      Guarantors   Non-Guarantors     Eliminations     Consolidated
                                                  ----------    ----------   --------------     ------------     ------------
Unaffiliated sales                                $ 140,580     $   7,318      $  66,046        $    --            $ 213,944
Affiliated sales                                     15,739         3,739          3,795          (23,273)              --
                                                  ---------     ---------      ---------           ------          ---------
     Net sales                                      156,319        11,057         69,841          (23,273)           213,944
Cost of sales, including development
     and engineering                                 90,865        11,277         43,612          (23,750)           122,004
Selling, service and administrative                  46,732         1,602         21,330             --               64,664
Amortization of goodwill and related intangibles      1,878           321            271             --                2,470
                                                  ---------     ---------      ---------           ------          ---------
     Operating income                                16,844        (2,143)         4,628              477             19,806

Interest                                              9,220           332          1,033           (3,113)             7,472
Other (income) expense                                 (604)       (2,435)           435            3,113                509
                                                  ---------     ---------      ---------           ------          ---------
     Income before taxes and undistributed
       earnings of wholly-owned subsidiaries          8,228           (40)         3,160              477             11,825
Income taxes                                          3,069           186          1,282              193              4,730
                                                  ---------     ---------      ---------           ------          ---------
     Income before undistributed earnings of
       wholly-owned subsidiaries                      5,159          (226)         1,878              284              7,095
Undistributed earnings (loss) of wholly
     owned subsidiaries                               1,936           685           --             (2,621)              --
                                                  ---------     ---------      ---------           ------          ---------
Net income                                        $   7,095     $     459      $   1,878           (2,337)         $   7,095
                                                  =========     =========      =========           ======          =========


CONSOLIDATING STATEMENTS OF CASH FLOWS (000's OMITTED):


                                                                        Three months ended March 31, 1999
                                                      ------------------------------------------------------------------------
                                                        Parent     Guarantors   Non-Guarantors   Eliminations     Consolidated
                                                      ----------   ----------   --------------   ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                       $   3,972    $   2,409    $  (2,233)        $   --            $   4,148

INVESTING ACTIVITIES:
     Capital expenditures                                (2,184)        (310)      (2,689)            --               (5,183)
     Payments for acquisitions and investments,
          net of cash acquired                             --           --           --               --                 --
     Proceeds from sale of plant and equipment              194         --              5             --                  199
     Capital contributions to subsidiaries                 --           --           --               --                 --
                                                      ---------    ---------    ---------         --------          ---------
          Net cash used in investing activities          (1,990)        (310)      (2,684)            --               (4,984)

FINANCING ACTIVITIES:
     Increase (reduction) in notes payable/
          intercompany balances                          13,416       (1,890)       7,314             --               18,840
     (Repayment) of long-term debt                     (196,426)        --           (292)            --             (196,718)
     Increase in long-term debt                         181,274         --          1,263             --              182,537
     Increase in current portion of long-term debt         (105)        --           (124)            --                 (229)
     Dividends paid                                      (1,887)        --           --               --               (1,887)
     Purchase of treasury stock                            (429)        --           --               --                 (429)
     Proceeds from the exercise of stock options            541         --           --               --                  541
     Payments for debt issuance costs                       (42)        --           --               --                 (42)
     Capital contributions from parent company             --           --           --               --                 --
                                                      ---------    ---------    ---------         --------          ---------
          Net cash provided by financing activities      (3,658)      (1,890)       8,161             --                2,613

Effect of exchange rates on cash                            223         --           (808)            --                 (585)
                                                      ---------    ---------    ---------         --------          ---------
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS       (1,453)         209        2,436             --                1,192

Cash and cash equivalents at the beginning of
     the year                                             4,049         (650)       2,696             --                6,095
                                                      ---------    ---------    ---------         --------          ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE
     PERIOD                                           $   2,596    $    (441)   $   5,132         $   --            $   7,287
                                                      =========    =========    =========         ========          =========




                                       12

                                                                        Three months ended March 31, 1998
                                                     ----------------------------------------------------------------------
                                                       Parent     Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                     ----------   ----------   --------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                      $  11,556    $   9,821      $ (16,880)       $    150       $   4,647

INVESTING ACTIVITIES:
     Capital expenditures                               (3,972)      (1,437)          (976)          --            (6,385)
     Payments for acquisitions and investments,
         net of cash acquired                             --       (137,983)          --             --          (137,983)
     Proceeds from sale of plant and equipment            --              7             35           --                42
     Capital contributions to subsidiaries             (15,045)      15,045           --             --              --
                                                     ---------    ---------      ---------       --------       ---------
         Net cash used in investing activities         (19,017)    (124,368)          (941)          --          (144,326)

FINANCING ACTIVITIES:
     Increase in notes payable/intercompany
         balances (a)                                 (108,769)     114,935         24,108           --            30,274
     Repayments of long-term debt                         --           --             (104)          --              (104)
     Increase in long-term debt                        121,716           11          1,311           (150)        122,888
     Increase in current portion of long-term debt        --           --               (1)          --                (1)
     Dividends paid                                     (1,736)        --             --             --            (1,736)
     Purchase of treasury stock                         (2,601)        --             --             --            (2,601)
     Proceeds from the exercise of stock options           509         --             --             --               509
                                                     ---------    ---------      ---------       --------       ---------
         Net cash provided by financing activities       9,119      114,946         25,314           (150)        149,229

Effect of exchange rates on cash                          --           --               44           --                44
                                                     ---------    ---------      ---------       --------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                1,658          399          7,537           --             9,594

Cash and cash equivalents at the beginning of
     the year                                            1,098          (26)         2,681           --             3,753
                                                     ---------    ---------      ---------       --------       ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
     PERIOD                                          $   2,756    $     373      $  10,218       $   --         $  13,347
                                                     =========    =========      =========       ========       =========


(a) During the three months ended March 31, 1998, the Parent repaid an intercompany balance due to one of the Guarantor companies in the amount of $114,935. This amount was used to purchase Ibico AG.

(6)      SUBSEQUENT EVENT

         On April 30, 1999, GBC announced a restructuring program that is expected to result in a pre-tax charge to second quarter 1999 earnings of approximately $15.0 - $18.0 million. The restructuring effort will be focused in three primary areas:

         - Consolidating European distribution, logistics and accounting operations;
         - Streamlining the sales functions of the Document Finishing Group's North American direct sales operations; and
         - Closing or consolidating several worldwide distribution centers and manufacturing facilities.

         It is estimated that approximately 435 positions, or about 8% of GBC's workforce, will be affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

         FORWARD LOOKING STATEMENTS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products and lamination film products markets, the effects of economic conditions, the issues associated with the acquisition and integration of recently acquired operations, including Ibico AG ("Ibico"), operating risks, the ability of GBC's distributors to successfully market and sell the Company's products, the ability of GBC to obtain capital to finance planned growth, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.

         RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         Sales
         Net sales for the first quarter of 1999 totaled $221.1 million, an increase of 3.4% as compared to the first quarter of 1998. The acquisition of Ibico contributed approximately $19.0 million in sales for the quarter. Sales by U.S. RingBinder, which was sold on June 30, 1998, were $6.1 million during the first quarter of 1998. Excluding the impact of Ibico and U.S. RingBinder, sales decreased approximately 2.7% in the first quarter of 1999 compared to 1998. Sales for both the Document Finishing and Films groups were relatively flat after considering the impact of transferring certain European business from the Document Finishing to the Films Group during the first quarter of 1999. Sales in the Office Products Group increased $12.2 million during the first quarter of 1999 compared to 1998. Excluding the impact of Ibico, sales for the Office Products Group decreased approximately $7.0 million. The primary reason for the decrease was a sharp decline in sales of personal shredders.

         Gross Margin, Costs and Expenses
         The Company's overall gross profit margin declined to 42.5% in the first quarter of 1999 compared to 43.0% in 1998. Both the Films and Office Products Groups experienced lower gross profit margins in the first quarter of 1999 compared to 1998, while margins in the Document Finishing Group were flat. Gross profit margins declined in the Films Group primarily due to price competition. The Office Products Group gross profit margin was unfavorably impacted as a result of lower margins on Ibico products along with an unfavorable mix of certain lower-margin products.

         Selling, service and administrative expenses increased $9.2 million in the first quarter of 1999 compared to 1998. As a percentage of sales, operating expenses were 35.7% in the first quarter of 1999 compared to 32.6% in 1998. The increase in selling, service and administrative expenses was primarily due to higher costs in the Office Products Group. The increased costs resulted from higher rebate programs, higher distribution expenses associated with servicing certain Ibico customers and costs associated with integrating the Group's operations in the United Kingdom.

         Amortization of goodwill and related intangibles increased to $2.7 million in the first quarter of 1999 compared to $2.5 million in the first quarter of 1998, primarily as a result of the Ibico acquisition.

         Interest expense for the first quarter of 1999 increased to $10.4 million compared to $7.5 million in 1998. The primary reasons for the increase were higher average debt levels as a result of the financing of the Ibico acquisition and higher interest expense associated with the Senior Subordinated Notes.

         Other income was $0.2 million in the first quarter of 1999 compared to an expense of $0.5 million in 1998. The primary reason for the change was foreign currency transaction gains in 1999 compared to losses in 1998.

         Income Taxes
         GBC's overall effective income tax rate was 40.5% for the first quarter of 1999 compared to 40.0% in 1998. The mix of income and losses in certain of GBC's international operations was the primary reason for the increase.

         Net Income
         As a result of the factors described above, net income for the first quarter of 1999 was $1.3 million, or $0.08 per share basic, compared to $0.45 per share basic in the first quarter of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         GBC's cash requirements for operations and capital expenditures during the first quarter of 1999 were financed by internally-generated cash flow and borrowings under GBC's revolving credit facilities and other short-term facilities from banks.

         Despite sharply lower earnings, net cash provided by operating activities was $4.1 million for the first quarter of 1999 compared to $4.6 million in the first quarter of 1998.

         Capital expenditures during the first quarter of 1999 were $5.2 million compared to $6.3 million during the first quarter of 1998.

         Cash dividends paid during the first quarter of both 1999 and 1998 were $0.12 and $0.11 per share, respectively.

         As of March 31, 1999, GBC had access to various U.S. and international credit facilities, including a multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks providing for up to $475.0 million of unsecured revolving credit borrowings through January 2002. The Revolving Credit Facility, established on January 13, 1997 contains, among other things, certain restrictive covenants which require GBC to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage.

         As of March 31, 1999, GBC had the equivalent of $304.3 million outstanding under the Revolving Credit Facility.

         GBC believes that funds generated from operations, combined with existing credit facilities, are sufficient to meet currently-anticipated capital and operating requirements.

YEAR 2000 COMPLIANCE

In 1997 GBC began identifying issues and formulating plans to address Year 2000 matters that might impact its operations. The Year 2000 problem consists of shortcomings in certain electronic data processing systems that make them unable to process year-date data accurately beyond the year 1999. Essentially, certain systems were designed to abbreviate dates by eliminating the first two digits of the year under the assumption that these digits would always be 19. As a result, such applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than 2000.

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

- Surveys have been sent to more than 375 material third party suppliers. Approximately 83% of the surveys have been returned and are currently being assessed by management of GBC's Business Units to determine if the failure of any material supplier to have its products or services compliant could have a materially adverse affect on the results of GBC's business or operations.

- The significant projects currently in process are summarized below:

Operating Function        Project                         Current Status            Target Completion
------------------------------------------------------------------------------------------------------

North American Document   Remediate order processing,     Completed                 Completed
Finishing and films       distribution and financial
                          systems

                          Replace manufacturing           Implemented at one of     September 1999
                          systems at five sites           five sites

North American Office     Remediate order processing,     Completed                 Completed
Products                  distribution and financial
                          systems

European Document         Replace order processing,       Implemented at 11 of 23   December 1999
Finishing and Office      manufacturing, distribution     sites
Products                  and financial systems
------------------------------------------------------------------------------------------------------

Costs to Address the Company's Year 2000 Issues
The total cost of GBC's Year 2000 projects is estimated to be approximately $3.0 million (a majority of the expenditures are in North America). Such costs include new software purchased and outside consultants hired to remediate non-compliant systems. GBC's estimated Year 2000 costs do not include efforts to replace certain systems, as those projects were not accelerated to ensure Year 2000 compliance; nor does

GBC's estimate include the costs of company employees that may devote a portion of their efforts towards Year 2000 remediation projects. These costs have not had, nor are expected to have, a material effect on GBC's financial position, results of operations or cash flows in any of the years in which spending has or will occur. This expectation assumes that GBC will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.

The Risks of the Company's Year 2000 Issues and Contingency Plans
GBC believes that any Year 2000 issues that could significantly impact its operations have been identified and that replacement or remediation efforts will be implemented on time. GBC has prioritized its European implementation project focusing on early readiness for its most significant European operations. GBC believes that non-compliance of any European operation on January 1, 2000 will not cause any material disruption to its business or operations as a whole and that, in such event, contingency plans will have been implemented to bridge any period of non-compliance. GBC has not determined the most likely worst-case scenarios related to Year 2000 issues, but continues to monitor the projects in process and will develop contingency plans, if necessary, to ensure that it will be able to operate critical areas of the business.

PART II. OTHER INFORMATION

Item 6:  Exhibits

         (a)   Exhibits: Exhibit No. 27 Financial Data Schedule

         (b)   Reports on Form 8-K: None

SIGNATURE
---------

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GENERAL BINDING CORPORATION

                                 By: /s/ William R. Chambers, Jr.
                                     -----------------------------------

                                         William R. Chambers, Jr.
                                         Vice President and Chief
                                         Financial Officer