Form 10-Q
period 1999-06-30
GENERAL BINDING CORP
filed 1999-08-16
CIK 40461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                                  Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                                           OUTSTANDING AT
CLASS                                       JULY 31, 1999
-----                                      --------------
Common Stock,  $.125 par value                 13,338,898
Class B Common Stock, $.125 par value           2,398,275

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----
Item 1.  Financial statements (unaudited)
         Condensed consolidated balance sheets as of
         June 30, 1999 and December 31, 1998                                     2

         Condensed consolidated statements of income for the three
         and six months ended June 30, 1999 and 1998                             3

         Condensed consolidated  statements of cash flows for the
         six months ended June 30, 1999 and 1998                                 4

         Notes to condensed consolidated financial statements                    5

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                              15


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       22

         Signatures                                                             23

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                                                 June 30,      December 31,
                                                                  1999             1998
                                                               (unaudited)
                                                                ---------      ------------
ASSETS
Current assets:
      Cash and cash equivalents                                 $   9,580        $   6,095
      Receivables, less allowances for doubtful accounts
          and sales returns: 1999 - $9,361, 1998 - $9,871         177,405          187,939
      Inventories:
          Raw materials                                            41,656           53,848
          Work in process                                           6,618            6,533
          Finished goods                                          116,027          104,136
                                                                ---------        ---------
              Total inventories                                   164,301          164,517
      Deferred tax assets                                          11,766           12,429
      Other                                                        25,296           27,663
                                                                ---------        ---------
              Total current assets                                388,348          398,643

Property, plant and equipment                                     210,111          217,179
Less - accumulated depreciation                                   (86,442)         (90,743)
                                                                ---------        ---------
      Net  property, plant and equipment                          123,669          126,436
Goodwill, net of amortization                                     302,371          304,649
Other                                                              51,303           56,110
                                                                ---------        ---------
      Total assets                                              $ 865,691        $ 885,838
                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                          $  49,840        $  51,669
      Accrued liabilities                                          76,625           77,115
      Notes payable                                                40,564           27,462
      Current maturities of long-term debt                            808              972
                                                                ---------        ---------
                 Total current liabilities                        167,837          157,218
Long-term debt, less current maturities                           470,566          490,591
Other long-term liabilities                                        13,103           13,760
Deferred tax liabilities                                           20,590           21,082
Stockholders' equity:
      Common stock                                                  1,962            1,962
      Class B common stock                                            300              300
      Additional paid-in capital                                   11,540           10,976
      Retained earnings                                           218,302          225,112
      Treasury stock                                              (27,097)         (26,632)
      Accumulated other comprehensive income                      (11,412)          (8,531)
                                                                ---------        ---------
              Total stockholders' equity                          193,595          203,187
                                                                ---------        ---------
Total liabilities and stockholders' equity                      $ 865,691        $ 885,838
                                                                =========        =========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

                                                                 Three months ended                Six months ended
                                                                      June 30,                         June 30,
                                                             --------------------------        --------------------------
                                                                1999             1998             1999             1998
                                                             ---------        ---------        ---------        ---------
Net sales                                                    $ 227,032        $ 230,708        $ 448,114        $ 444,652

Costs and expenses:
      Cost of sales, including development
             and engineering                                   130,540          131,183          257,609          253,187
      Selling, service and administrative                       79,540           76,921          158,480          146,585
      Amortization of goodwill and related intangibles           2,786            2,822            5,450            5,292
      Loss on sale of US RingBinder                                 --            3,500               --            3,500
      Restructuring and related expenses                        11,555               --           11,555               --
      Interest expense                                          10,396            9,956           20,784           17,428
      Other (income) expense, net                                 (474)            (264)            (666)             245
                                                             ---------        ---------        ---------        ---------
             (Loss) income before taxes                         (7,311)           6,590           (5,098)          18,415

Income taxes                                                    (2,961)           2,872           (2,064)           7,602
                                                             ---------        ---------        ---------        ---------
      Net (loss) income                                      $  (4,350)       $   3,718        $  (3,034)       $  10,813
                                                             =========        =========        =========        =========
Other comprehensive income, net of taxes:
      Foreign currency translation adjustments                    (884)            (134)          (2,881)          (1,072)
                                                             ---------        ---------        ---------        ---------
Comprehensive (loss) income                                  $  (5,234)       $   3,584        $  (5,915)       $   9,741
                                                             =========        =========        =========        =========

Net (loss) income per common share: (1)
      Basic                                                  $   (0.27)       $    0.24        $   (0.19)       $    0.69
      Diluted                                                    (0.27)            0.23            (0.19)            0.68

Weighted average number of common shares
      outstanding: (2)
      Basic                                                     15,734           15,711           15,731           15,736
      Diluted                                                   15,734           15,874           15,731           15,876


(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(2)      Weighted average shares includes both Common Stock and Class B Common
         Stock.



  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                          --------------------------
                                                                                             1999             1998
                                                                                          ---------        ---------
Operating activities:
Net (loss) income                                                                         $  (3,034)       $  10,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities
      Depreciation                                                                            8,996            7,833
      Amortization                                                                            9,642            8,156
      Provision for doubtful accounts                                                         1,595            1,601
      Restructuring charges                                                                  11,555                -
      (Increase) in non-current deferred taxes                                                 (479)            (256)
      (Increase) in other long-term assets                                                   (2,733)            (504)
      Other                                                                                    (540)           1,927
Changes in current assets and liabilities:
      Decrease (increase) in receivables                                                      5,909              (59)
      (Increase) in inventories                                                              (3,087)         (11,537)
      Decrease (increase) in other current assets                                             1,611           (3,342)
      (Increase) decrease in deferred tax assets                                             (1,516)           1,112
      (Decrease) in accounts payable and accrued liabilities                                 (6,437)          (5,665)
      (Decrease) in income taxes payable                                                     (1,853)          (3,751)
                                                                                          ---------        ---------
          Net cash provided by operating activities                                          19,629            6,328
INVESTING ACTIVITIES:
      Capital expenditures                                                                   (9,254)         (12,688)
      Payments for acquisitions and investments (net of cash acquired)                            -         (143,662)
      Proceeds from sale of plant and equipment                                               1,675            1,103
                                                                                          ---------        ---------
          Net cash (used in) investing activities                                            (7,579)        (155,247)
FINANCING ACTIVITIES:
      Increase (decrease) in notes payable                                                   13,102           (2,549)
      Proceeds from long-term borrowings                                                    180,041          231,964
      Repayments of long-term debt                                                         (199,067)         (60,139)
      (Reduction) increase in current portion of long-term debt                                (169)             283
      Payments of debt issuance costs                                                          (659)          (7,685)
      Dividends paid                                                                         (3,774)          (3,463)
      Purchases of treasury stock                                                              (536)          (3,231)
      Proceeds from the exercise of stock options                                               636              728
                                                                                          ---------        ---------
          Net cash (used in) provided by financing activities                               (10,426)         155,908
Effect of exchange rates on cash                                                              1,861             (759)
                                                                                          ---------        ---------
      Net increase in cash and cash equivalents                                               3,485            6,230
Cash and cash equivalents at the beginning of the year                                        6,095            3,753
                                                                                          ---------        ---------
Cash and cash equivalents at the end of the period                                        $   9,580        $   9,983
                                                                                          =========        =========

Supplemental disclosure:
      Interest paid                                                                       $  18,780        $  15,388
      Income taxes paid                                                                       3,781            7,499

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF  PRESENTATION

         The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 1998 Annual Report on Form 10-K. In the opinion of GBC, all adjustments necessary to present fairly the financial position of GBC as of June 30, 1999 and December 31, 1998 and the results of their operations for the six months ended June 30, 1999 and 1998 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

(2)      LONG-TERM DEBT

         Long-term debt consists of the following at June 30, 1999 and December 31, 1998 - outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):

                                                                                                June 30,           December 31,
                                                                                                  1999                 1998
                                                                                                --------           ------------
         REVOLVING CREDIT FACILITY
         U.S. Dollar borrowings - (weighted average floating interest rate of 6.42% at
              June 30, 1999 and 6.2% at  December 31, 1998)                                     $267,000             $288,300
         British Pound borrowings - (floating interest rate of 6.51% at June 30, 1999
              and 7.8% at December 31, 1998)                                                      21,293               19,416
         Swiss Franc borrowings - (floating interest rate of 2.35% at June 30, 1999 and
              2.33% at December 31, 1998)                                                          8,902                7,785
         Dutch Guilder borrowings - (floating interest rate of 3.95% at June 30, 1999
              and 4.3% at December 31, 1998)                                                       4,834                5,394
         INTERNATIONAL CREDIT AGREEMENT
         Australian Dollar borrowings - due July 2000 (floating interest rate of 6.23%
              at June 30, 1999 and 6.5% at December 31, 1998)                                      2,670                2,449
         INDUSTRIAL REVENUE BONDS
         Industrial Revenue Bond - due March 2026 (floating interest rate of 3.75% at
              June 30, 1999 and 4.2% at December 31, 1998)                                         7,511                7,511
         Industrial Revenue Bond - due annually from July 1994 to July 2008 (floating
              interest rate of 3.99% at June 30, 1999 and 3.6% at December 31, 1998)               1,750                1,750
         Industrial Revenue Bond - due annually from June 2002 to June 2007
              (floating interest rate of 2.91% at June 30, 1999 and 3.45% at
              December 31, 1998)                                                                   1,050                1,050
         NOTES PAYABLE
         Senior Subordinated Notes, U.S. borrowing - due 2008 (fixed interest rate of
              9.375%)                                                                            150,000              150,000
         Note payable, Dutch Guilder borrowing - due monthly from November 1994 to
              October 2004 (fixed interest rate of 8.85%)                                          1,440                1,782
         Note payable, Dutch guilder borrowing - due June 2000 (fixed interest rate of
              7.05%)                                                                               1,525                1,701
         OTHER BORROWINGS                                                                          3,399                4,425
                                                                                                --------             --------
             Total debt                                                                          471,374              491,563
         Less - current maturities                                                                   808                  972
                                                                                                --------             --------
             Total long-term debt                                                               $470,566             $490,591
                                                                                                ========             ========

(3)      EARNINGS PER SHARE

         In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):


                                                                     Three months ended             Six months ended
                                                                           June 30,                      June 30,
                                                                  -----------------------        -----------------------
                                                                    1999            1998           1999            1998
                                                                  --------        -------        --------        -------
         (A)  Net (loss) income available to common
                shareholders                                        (4,350)         3,718          (3,034)        10,813
                                                                  ========        =======        ========        =======

         (B) Weighted average number of common
                shares outstanding (1)                              15,734         15,711          15,731         15,736

              Additional common shares issuable under
                  employee stock options using the treasury
                  stock method                                                        163                            140
                                                                  --------        -------        --------        -------
         (C) Weighted average number of common shares
                outstanding assuming the exercise of stock
                options (1)                                         15,734         15,874          15,731         15,876
                                                                  ========        =======        ========        =======

         Net (loss) income per common share (2)  (A) / (B)        $  (0.27)       $  0.24        $  (0.19)       $  0.69
                                                                  ========        =======        ========        =======

         Net (loss) income per common share, assuming
                dilution (2)  (A) / (C)                           $  (0.27)       $  0.23        $  (0.19)       $  0.68
                                                                  ========        =======        ========        =======

         (1) Weighted average shares includes both Common Stock and Class B Common Stock.

         (2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.


(4)      Restructuring and related expenses

         During the second quarter of 1999 GBC recorded an after-tax restructuring charge of $6.9 million ($11.6 million pre-tax), or approximately $.44 per diluted share. The restructuring charge primarily consists of severance costs, early retirement benefits, lease cancellation expenses and fixed asset write-offs related to facility closures in conjunction with the rationalization of various functions and reductions in discretionary spending. GBC's restructuring efforts will be focused in three areas:

         - Consolidating all European distribution, logistics and accounting operations;

         - Streamlining the sales functions of the Document Finishing Group's North American direct sales operations; and

         - Closing or consolidating several worldwide distribution centers and rationalizing certain of the Company's supplies manufacturing operations.

         Approximately 435 positions, or about 8% of the Company's worldwide workforce, will be affected. The components of the restructuring charge are as follows (000's omitted):

         Severance and early retirement benefits                         $   7.3
         Lease cancellation expenses                                         1.0
         Asset write-off and write-downs                                     2.0
         All other                                                           1.3
                                                                         -------
                                                                         $  11.6

(5)      BUSINESS  SEGMENTS

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


                             Unaffiliated Customer Sales         Affiliate Sales                 Operating Income
                             ---------------------------    ---------------------------     ---------------------------
                             Three months ended June 30,    Three months ended June 30,     Three months ended June 30,
                             ---------------------------    ---------------------------     ---------------------------
                                 1999           1998           1999            1998            1999             1998
                               --------       --------       --------        --------        --------         --------
Document Finishing Group       $ 61,149       $ 61,423       $  5,098        $ 13,130        $  8,019         $  8,549
Film  Products Group             41,567         39,353          4,374           8,224           8,747            9,041
Office Products Group           111,193        112,528             32           1,881           6,446           12,647
All Others                       13,123         17,404             (7)          1,446          (9,046)         (10,455)
Eliminations                          -              -         (9,497)        (24,681)              -                -
                               --------       --------       --------        --------        --------         --------
Total                          $227,032       $230,708       $      -        $      -        $ 14,166         $ 19,782
                               ========       ========       ========        ========        ========         ========

                             Unaffiliated Customer Sales         Affiliate Sales                 Operating Income
                             ---------------------------     -------------------------      -------------------------
                              Six months ended June 30,      Six months ended June 30,      Six months ended June 30,
                             ---------------------------     -------------------------      -------------------------
                                 1999           1998           1999            1998           1999            1998
                               --------       --------       --------        --------        --------        --------
Document Finishing Group       $118,706       $120,798       $ 23,574        $ 25,260        $ 15,329        $ 17,315
Film  Products Group             78,488         75,252          9,807          15,264          15,964          16,801
Office Products Group           227,101        216,239         18,326           2,891          15,526          25,339
All Others                       23,819         32,363             60           2,320         (20,244)        (19,867)
Eliminations                          -              -        (51,767)        (45,735)              -               -
                               --------       --------       --------        --------        --------        --------
Total                          $448,114       $444,652       $      -        $      -        $ 26,575        $ 39,588
                               ========       ========       ========        ========        ========        ========

Sales information for the three and six months ended June 30, 1999 and 1998 by geographical area is summarized below.

                              Sales to Unaffiliated Customers
                  --------------------------------------------------------
                  Three months ended June 30,    Six months ended June 30,
                  ---------------------------    -------------------------
                      1999           1998           1999           1998
                    --------       --------       --------       --------
United States       $150,178       $155,387       $300,021       $308,130
Europe                45,501         45,740         89,115         81,733
International         31,353         29,581         58,978         54,789
                    --------       --------       --------       --------
Total               $227,032       $230,708       $448,114       $444,652
                    ========       ========       ========       ========

         (6) SUBSIDIARY GUARANTOR  INFORMATION

         During 1998, GBC issued $150 million of 9.375% Senior Subordinated Notes due 2008 in order to finance the acquisition of Ibico AG. Each of GBC's domestic restricted subsidiaries have jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange commission, GBC has elected to present the following condensed consolidating results of operations, financial position and cash flows of the Parent, Guarantors and Non-Guarantors (in each case carrying investments under the equity method) and the eliminations necessary to arrive at the information for GBC on a consolidated basis:

CONDENSED CONSOLIDATING BALANCE SHEETS (000'S OMITTED):

                                                                                       June 30, 1999
                                                    ------------------------------------------------------------------------------
                                                      Parent        Guarantors     Non-Guarantors    Eliminations     Consolidated
                                                    ---------       ----------     --------------    ------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                     $   1,404        $   4,925        $   3,251              $ -        $   9,580
      Receivables, net                                108,384            1,544           67,477                -          177,405
      Inventories, at lower of cost or market          91,200              288           72,813                -          164,301
      Deferred tax assets                               9,863              353            1,550                -           11,766
      Other                                            10,864            3,782           10,650                -           25,296
      Due from affiliates                              94,126           55,411            5,363         (154,900)               -
                                                    ---------        ---------        ---------        ---------        ---------
              Total current assets                    315,841           66,303          161,104         (154,900)         388,348
Net  property, plant and equipment                     86,593            8,678           28,398                -          123,669
Goodwill, net of amortization                         194,319           25,948           82,104                -          302,371
Other                                                  43,604            1,765            7,638           (1,704)          51,303
Investment in subsidiaries                            167,060          131,366                -         (298,426)               -
                                                    ---------        ---------        ---------        ---------        ---------
      Total assets                                  $ 807,417        $ 234,060        $ 279,244        $(455,030)       $ 865,691
                                                    =========        =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $  32,724        $     496        $  16,620              $ -        $  49,840
      Accrued liabilities                              53,511              600           22,514                -           76,625
      Notes payable                                    13,200                -           27,364                -           40,564
      Current maturities of long-term debt                383                -              425                -              808
      Due to affiliates                                34,741           55,270           64,823         (154,834)               -
                                                    ---------        ---------        ---------        ---------        ---------
                 Total current liabilities            134,559           56,366          131,746         (154,834)         167,837

Long-term debt, less current maturities               457,961                -           14,374           (1,769)         470,566
Other long-term liabilities                             7,992              333            4,778                -           13,103
Deferred tax liabilities                               13,311            3,079            4,200                -           20,590

Stockholders' equity:
      Common stock                                      1,961                5            4,277           (4,281)           1,962
      Class B common stock                                300                -                -                -              300
      Additional paid-in capital                       11,540           55,667          108,213         (163,880)          11,540
      Retained earnings                               218,302          119,102           22,698         (141,800)         218,302
      Treasury stock                                  (27,097)               -                -                -          (27,097)
      Accumulated other comprehensive income          (11,412)            (492)         (11,042)          11,534          (11,412)
                                                    ---------        ---------        ---------        ---------        ---------
              Total stockholders' equity              193,594          174,282          124,146         (298,427)         193,595
                                                    ---------        ---------        ---------        ---------        ---------
Total liabilities and stockholders' equity          $ 807,417        $ 234,060        $ 279,244        $(455,030)       $ 865,691
                                                    =========        =========        =========        =========        =========

                                                                                       December 31, 1998
                                                    ------------------------------------------------------------------------------
                                                     Parent         Guarantors     Non-Guarantors    Eliminations     Consolidated
                                                    ---------       ----------     --------------    ------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                     $   4,049        $    (650)       $   2,696        $       -        $   6,095
      Receivables, net                                118,477            1,609           67,853                -          187,939
      Inventories, at lower of cost or market          79,657            7,033           77,760               67          164,517
      Deferred tax assets                               9,386              957            2,160              (74)          12,429
      Other                                            18,667              559            8,437                -           27,663
      Due from affiliates                              84,457           53,169            2,465         (140,091)               -
                                                    ---------        ---------        ---------        ---------        ---------
              Total current assets                    314,693           62,677          161,371         (140,098)         398,643

Net  property, plant and equipment                     85,589           11,307           29,540                -          126,436
Goodwill, net of amortization                         191,511           31,264           82,073             (199)         304,649
Other                                                  45,732            1,622           10,460           (1,704)          56,110
Investment in subsidiaries                            168,617          152,006                -         (320,623)               -
                                                    ---------        ---------        ---------        ---------        ---------
Total assets                                        $ 806,142        $ 258,876        $ 283,444        $(462,624)       $ 885,838
                                                    =========        =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $  30,775        $   3,187        $  17,707        $       -        $  51,669
      Accrued liabilities                              53,757             (253)          23,611                -           77,115
      Notes payable                                         -                -           27,462                -           27,462
      Current maturities of long-term debt                413               15              544                -              972
      Due to affiliates                                21,910           58,956           60,057         (140,923)               -
                                                    ---------        ---------        ---------        ---------        ---------
                 Total current liabilities            106,855           61,905          129,381         (140,923)         157,218

Long-term debt - affiliated                             1,704                -                -           (1,704)               -
Long-term debt, less current maturities               473,559            1,050           15,982                -          490,591
Other long-term liabilities                             7,901              226            5,633                -           13,760
Deferred tax liabilities                               12,936            3,454            4,692                -           21,082

Stockholders' equity:
      Common stock                                      1,962                5            5,171           (5,176)           1,962
      Class B common stock                                300                -                -                -              300
      Additional paid-in capital                       10,976           53,421          102,788         (156,209)          10,976
      Retained earnings                               225,112          143,616           27,847         (171,463)         225,112
      Treasury stock                                  (26,632)               -                -                -          (26,632)
      Accumulated other comprehensive income           (8,531)          (4,801)          (8,050)          12,851           (8,531)
                                                    ---------        ---------        ---------        ---------        ---------
              Total stockholders' equity              203,187          192,241          127,756         (319,997)         203,187
                                                    ---------        ---------        ---------        ---------        ---------
Total liabilities and stockholders' equity          $ 806,142        $ 258,876        $ 283,444        $(462,624)       $ 885,838
                                                    =========        =========        =========        =========        =========

                                                                                Three months ended June 30, 1999
                                                             ---------------------------------------------------------------------
                                                               Parent    Guarantors (a)  Non-Guarantors  Eliminations  Consolidated
                                                             ---------   --------------  --------------  ------------  ------------
Unaffiliated sales                                           $ 150,178     $       -        $  76,854      $       -     $ 227,032
Affiliated sales                                                11,767             -           11,639        (23,406)            -
                                                             ---------     ---------        ---------      ---------     ---------
      Net sales                                                161,945             -           88,493        (23,406)      227,032
Costs and expenses:
      Cost of sales, including development and engineering      95,739           194           57,979        (23,372)      130,540
      Selling, service and administrative                       51,807            18           27,715              -        79,540
      Amortization of goodwill and related intangibles           2,067            44              675              -         2,786
      Restructuring and related expenses                         8,860             -            2,695              -        11,555
      Interest expense                                           9,719           371            1,072           (766)       10,396
      Other (income) expense, net                               (1,178)         (773)           1,299            178          (474)
                                                             ---------     ---------        ---------      ---------     ---------
            (Loss) income before taxes and undistributed
                   earnings of wholly owned subsidiaries        (5,069)          146           (2,942)           554        (7,311)
Income taxes                                                    (1,815)           60           (1,192)           (14)       (2,961)
                                                             ---------     ---------        ---------      ---------     ---------
      (Loss) income before undistributed earnings
          of wholly owned subsidiaries                          (3,254)           86           (1,750)           568        (4,350)
Undistributed  (losses) earnings of wholly-
      owned subsidiaries                                        (3,905)       (1,170)               -          5,075             -
                                                             ---------     ---------        ---------      ---------     ---------
Net (loss) income                                            $  (7,159)    $  (1,084)       $  (1,750)     $   5,643     $  (4,350)
                                                             =========     =========        =========      =========     =========

(a) Effective January 1, 1999 the Pro-Tech and Sickinger subsidiaries were merged into the Parent company.

                                                                                    Three months June 30, 1998
                                                             --------------------------------------------------------------------
                                                               Parent    Guarantors   Non-Guarantors  Eliminations   Consolidated
                                                             ---------   ----------   --------------  ------------   ------------
Unaffiliated sales                                           $ 134,708   $  13,573      $  82,427      $       -      $ 230,708
Affiliated sales                                                15,389       6,059         10,667        (32,115)             -
                                                             ---------   ---------      ---------      ---------      ---------
      Net sales                                                150,097      19,632         93,094        (32,115)       230,708
Costs and expenses:
      Cost of sales, including development and engineering      87,319      27,978         48,298        (32,412)       131,183
      Selling, service and administrative                       46,434       8,657         21,830              -         76,921
      Amortization of goodwill and related intangibles           1,667         354            801              -          2,822
      Loss on sale of US RingBinder                                  -       3,500              -              -          3,500
      Interest expense                                          11,743         592          1,055         (3,434)         9,956
      Other (income) expense, net                                 (734)     (2,888)           (76)         3,434           (264)
                                                             ---------   ---------      ---------      ---------      ---------
            Income (loss) before taxes and undistributed
                   earnings of wholly owned subsidiaries         3,668     (18,561)        21,186            297          6,590
Income taxes                                                       282       1,652            818            120          2,872
                                                             ---------   ---------      ---------      ---------      ---------
      Income (loss)before undistributed earnings
          of wholly owned subsidiaries                           3,386     (20,213)        20,368            177          3,718
Undistributed earnings  (loss) of wholly-
      owned subsidiaries                                           332       3,577              -         (3,909)             -
                                                             ---------   ---------      ---------      ---------      ---------
Net income (loss)                                            $   3,718   $ (16,636)     $  20,368      $  (3,732)     $   3,718
                                                             =========   =========      =========      =========      =========

                                                                                     Six months ended June 30, 1999
                                                             -----------------------------------------------------------------------
                                                               Parent    Guarantors (a)  Non-Guarantors  Eliminations   Consolidated
                                                             ---------   --------------  --------------  ------------   ------------
Unaffiliated sales                                           $ 300,021     $       -        $ 148,093      $       -     $ 448,114
Affiliated sales                                                28,341             -           31,953        (60,294)            -
                                                             ---------     ---------        ---------      ---------     ---------
      Net sales                                                328,362             -          180,046        (60,294)      448,114
Costs and expenses:
      Cost of sales, including development and engineering     195,422           379          122,102        (60,294)      257,609
      Selling, service and administrative                      105,607            45           52,828              -       158,480
      Amortization of goodwill and related intangibles           3,852           375            1,223              -         5,450
      Restructuring and related expenses                         8,860             -            2,695              -        11,555
      Interest expense                                          19,427           698            2,087         (1,428)       20,784
      Other (income) expense, net                               (2,030)         (829)           1,353            840          (666)
                                                             ---------     ---------        ---------      ---------     ---------
            (Loss) income before taxes and undistributed
                   earnings of wholly owned subsidiaries        (2,776)         (668)          (2,242)           588        (5,098)
Income taxes                                                      (886)         (270)            (908)             -        (2,064)
                                                             ---------     ---------        ---------      ---------     ---------
      (Loss) income before undistributed earnings
          of wholly owned subsidiaries                          (1,890)         (398)          (1,334)           588        (3,034)
Undistributed  (losses) earnings of wholly-
      owned subsidiaries                                        (3,953)         (576)               -          4,529             -
                                                             ---------     ---------        ---------      ---------     ---------
Net (loss) income                                            $  (5,843)    $    (974)       $  (1,334)     $   5,117     $  (3,034)
                                                             =========     =========        =========      =========     =========

(a) Effective January 1, 1999 the Pro-Tech and Sickinger subsidiaries were merged into the Parent company.

                                                                                  Six months ended June 30, 1998
                                                             --------------------------------------------------------------------
                                                               Parent    Guarantors   Non-Guarantors  Eliminations   Consolidated
                                                             ---------   ----------   --------------  ------------   ------------
Unaffiliated sales                                           $ 275,288    $  20,891      $ 148,473      $       -     $ 444,652
Affiliated sales                                                31,128        9,798         14,462        (55,388)            -
                                                             ---------    ---------      ---------      ---------     ---------
      Net sales                                                306,416       30,689        162,935        (55,388)      444,652
Costs and expenses:
      Cost of sales, including development and engineering     178,184       39,255         91,910        (56,162)      253,187
      Selling, service and administrative                       93,166       10,259         43,160              -       146,585
      Amortization of goodwill and related intangibles           3,545          675          1,072              -         5,292
      Loss on sale of US RingBinder                                  -        3,500              -              -         3,500
      Interest expense                                          20,963          924          2,088         (6,547)       17,428
      Other (income) expense, net                               (1,338)      (5,323)           359          6,547           245
                                                             ---------    ---------      ---------      ---------     ---------
            Income (loss) before taxes and undistributed
                   earnings of wholly owned subsidiaries        11,896      (18,601)        24,346            774        18,415
Income taxes                                                     3,351        1,838          2,100            313         7,602
                                                             ---------    ---------      ---------      ---------     ---------
      Income (loss)before undistributed earnings
          of wholly owned subsidiaries                           8,545      (20,439)        22,246            461        10,813
Undistributed earnings  (loss) of wholly-
      owned subsidiaries                                         2,268        4,262              -         (6,530)            -
                                                             ---------    ---------      ---------      ---------     ---------
Net income (loss)                                            $  10,813    $ (16,177)     $  22,246      $  (6,069)    $  10,813
                                                             =========    =========      =========      =========     =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (000'S OMITTED):


                                                                            Six months ended June 30, 1999
                                                       --------------------------------------------------------------------
                                                         Parent     Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                       ---------    ----------   --------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $  23,668     $   5,767     $ (10,067)     $     261      $  19,629
INVESTING ACTIVITIES:
      Capital expenditures                                (5,445)         (192)       (3,617)             -         (9,254)
      Proceeds from sale of plant and equipment            1,675             -             -              -          1,675
                                                       ---------     ---------     ---------      ---------      ---------
          Net cash used in investing activities           (3,770)         (192)       (3,617)             -         (7,579)

FINANCING ACTIVITIES:
      Increase (decrease) in notes payable                13,199             -           (97)             -         13,102
      (Decrease) increase in intercompany borrowings     (13,150)            -        13,150              -              -
      Proceeds from long-term borrowings                 180,010             -            31              -        180,041
      Repayments of long-term debt                      (198,361)            -          (706)             -       (199,067)
      Reduction in current portion of long-term debt        (169)            -             -              -           (169)
      Payments of debt issuance costs                       (659)            -             -              -           (659)
      Dividends paid                                      (3,774)            -             -              -         (3,774)
      Purchases of treasury stock                           (536)            -             -              -           (536)
      Proceeds from the exercise of stock options            636             -             -              -            636
                                                       ---------     ---------     ---------      ---------      ---------
          Net cash (used in) provided by financing
                activities                               (22,804)            -        12,378              -        (10,426)
Effect of exchange rates on cash                               -             -         1,861              -          1,861
                                                       ---------     ---------     ---------      ---------      ---------
NET INCREASE IN CASH & CASH EQUIVALENTS                   (2,906)        5,575           555            261          3,485
Cash and cash equivalents at the beginning of
      the year                                             4,049          (650)        2,696              -          6,095
                                                       ---------     ---------     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
      PERIOD                                           $   1,143     $   4,925     $   3,251      $     261      $   9,580
                                                       =========     =========     =========      =========      =========

                                                                           Six months ended June 30, 1998
                                                       --------------------------------------------------------------------
                                                         Parent     Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                       ---------    ----------   --------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $  22,455    $     278      $ (16,405)        $     -     $   6,328
INVESTING ACTIVITIES:
      Capital expenditures                                (8,367)      (2,179)        (2,142)              -       (12,688)
      Payments for acquisitions and investments
          (net of cash acquired)                               -     (143,662)             -               -      (143,662)
      Proceeds from sale of plant and equipment            1,026            -             77               -         1,103
      Capital contributions to subsidiaries              (17,111)      17,111              -               -             -
                                                       ---------    ---------      ---------         -------     ---------
          Net cash used in investing activities          (24,452)    (128,730)        (2,065)              -      (155,247)

FINANCING ACTIVITIES:
      (Decrease) in notes payable                           (680)          (5)        (1,864)              -        (2,549)
      (Decrease) increase in intercompany borrowings    (151,730)     129,953         21,777               -             -
      Proceeds from long-term borrowings                 224,046            -          7,918               -       231,964
      Repayments of long-term debt                       (60,000)           -           (139)              -       (60,139)
      Increase in current portion of long-term debt          259            -             24               -           283
      Payments of debt issuance costs                     (7,685)           -              -               -        (7,685)
      Dividends paid                                      (3,463)           -              -               -        (3,463)
      Purchases of treasury stock                         (3,231)           -              -               -        (3,231)
      Proceeds from the exercise of stock options            728            -              -               -           728
                                                       ---------    ---------      ---------         -------     ---------
          Net cash provided by financing activities       (1,756)     129,948         27,716               -       155,908
Effect of exchange rates on cash                               -            -           (759)              -          (759)
                                                       ---------    ---------      ---------         -------     ---------
NET INCREASE IN CASH & CASH EQUIVALENTS                   (3,753)       1,496          8,487               -         6,230
Cash and cash equivalents at the beginning of
      the year                                             3,753            -              -               -         3,753
                                                       ---------    ---------      ---------         -------     ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
      PERIOD                                           $       -    $   1,496      $   8,487         $     -     $   9,983
                                                       =========    =========      =========         =======     =========

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

         RESULTS OF OPERATIONS -
         QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         Sales

         Net sales for the second quarter of 1999 totaled $227.0 million, a decrease of 1.6% as compared to the second quarter of 1998. Sales by U.S. RingBinder, which was sold on June 30, 1998, were $6.6 million during the second quarter of 1998. Excluding the impact of U.S. RingBinder, sales increased approximately 1.3% in the second quarter of 1999 compared to 1998. Sales for the second quarter of 1999 for both the Document Finishing and the Office Products groups were relatively flat compared to the second quarter of 1998. Sales of the Films Group increased $2.2 million or 5.6% compared to the second quarter of 1998.

         Gross Margin, Costs and Expenses

         The Company's overall gross profit margin declined to 42.5% in the second quarter of 1999 compared to 43.1% in 1998. Both the Films and Office Products Groups experienced lower gross profit margins in the second quarter of 1999 compared to 1998, while margins in the Document Finishing Group were relatively flat. Gross profit margins declined in the Films Group primarily due to price competition. The Office Products Group gross profit margin was unfavorably impacted due to a higher than expected level of customer returns of old Ibico product along with plan-o-gram changes at the Group's retail customers.

         Selling, service and administrative expenses increased $2.6 million in the second quarter of 1999 compared to 1998. As a percentage of sales, operating expenses were 35.0% in the second quarter of 1999 compared to 33.3% in 1998. The increase in selling, service and administrative expenses was primarily due to higher costs in the Office Products Group. The increased costs resulted from higher rebate programs, higher distribution expenses associated with servicing certain Ibico customers, costs associated with integrating the Group's operations in the United Kingdom, and the implementation of new distribution systems.

         Amortization of goodwill and related intangibles was $2.8 million for the second quarter, which was approximately flat compared to the second quarter of 1998.

         Interest expense for the second quarter of 1999 increased to $10.4 million compared to $9.9 million in 1998. The primary reason for the increase was a higher average debt level.

         Restructuring and related expenses

         During the second quarter of 1999 GBC recorded an after-tax restructuring charge of $6.9 million ($11.6 million pre-tax), or approximately $.44 per diluted share. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

         Income Taxes

         GBC's overall effective income tax rate was 40.5% for the second quarter of 1999 compared to 43.6% in 1998. The mix of income and losses in certain of GBC's international operations, and the benefits recorded in connection with the restructuring provision were the primary reasons for the decrease.

         Net Loss

         As a result of the factors described above, GBC recorded a net loss for the second quarter of 1999 of ($4.4) million, or ($.27) per diluted share, compared to net income of $3.7 million, or $0.23 per diluted share during the second quarter of 1998. Net income for the second quarter of 1999 was $2.5 million or $.16 per diluted share, excluding the after-tax charge of $6.9 million for restructuring, or $.44 per diluted share. By comparison, net income for the second quarter of 1998 was $5.4 million, or $.34 per diluted share, after excluding the effects of the U.S. RingBinder sale.

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30,
         1998

         Sales

         Net sales for the first half of 1999 totaled $448.1 million, an increase of 0.8% compared to the first half of 1998. The acquisition of Ibico (which was effective February 27, 1998) contributed an additional $21.0 million in sales during the first half of 1999 compared to 1998. Sales by U.S. RingBinder, which was sold on June 30, 1998, were $12.7 million during the first half of 1998. Excluding the impact of Ibico and U.S. RingBinder, sales decreased approximately 1.1% in the first half of 1999 compared to 1998. Sales for the Document Finishing Group for the first six months of 1999 were down slightly compared to 1998. The Films Group's sales increased $3.2 million, or 4.3% primarily due to higher sales of laminating film. Sales in the Office Products Group increased $10.9 million during the first half of 1999 compared to 1998. Excluding the impact of Ibico, sales for the Office Products Group decreased approximately $10.0 million. The primary reason for the decrease was a sharp decline in sales of personal shredders during the first three months of 1999 compared to 1998.

         Gross Margin, Costs and Expenses

         The Company's overall gross profit margin declined to 42.5% in the first half of 1999 compared to 43.1% in 1998. Both the Films and Office Products Groups experienced lower gross profit margins in the first half of 1999 compared to 1998, while margins in the Document Finishing Group were relatively flat. Gross profit margins declined in the Films Group primarily due to price competition. The Office Products Group gross profit margin was unfavorably impacted as a result of lower margins on Ibico during the first three months of 1999 compared to 1998 along with higher than expected levels of customer returns and plan-o-gram changes at the Group's retail customers.

         Selling, service and administrative expenses increased $11.9 million in the first half of 1999 compared to 1998. As a percentage of sales, operating expenses were 35.4% in the first half of 1999 compared to 33.0% in 1998. The increase in selling, service and administrative expenses was primarily due to higher costs in the Office Products Group. The increased costs resulted from higher rebate programs, higher distribution expenses associated with servicing certain Ibico customers, costs associated with integrating the Group's operations in the United Kingdom, and the implementation of new distribution systems.

         Amortization of goodwill and related intangibles increased to $5.5 million in the first half of 1999 compared to $5.3 million in the first half of 1998, primarily as a result of the Ibico acquisition.

         Interest expense for the first half of 1999 increased to $20.8 million compared to $17.4 million in 1998. The primary reasons for the increase were higher average debt levels as a result of the financing of the Ibico acquisition and higher interest expense associated with the Senior Subordinated Notes.

         During June 1998, GBC recognized a loss of $3.5 million from the sale of US RingBinder.

         Other income and expense

         Other income was $.7 million in the first half of 1999 compared to an expense of $.2 million in 1998. The primary reason for the change was foreign currency transaction gains in 1999 compared to losses in 1998.

         Income Taxes

         GBC's overall effective income tax rate was 40.5% for the first half of 1999 compared to 41.3% in 1998. The mix of income and losses in certain of GBC's international operations.

         Net Loss

         As a result of the factors described above, GBC recorded a net loss of $(3.0) million for the first half of 1999, or $(.19) per diluted share, compared to net income of $10.8 million, or $0.68 per diluted share in the first half of 1998. Excluding the impact of the $6.9 million after-tax restructuring charge, net income was $3.8 million or, $.24 per diluted share. Excluding the effects of U.S. RingBinder, net income for the six months ended June 30, 1998 was $12.0 million, or $.78 per diluted share.

         LIQUIDITY AND CAPITAL RESOURCES

         GBC's cash requirements for operations and capital expenditures during the first half of 1999 were financed by internally-generated cash flow and borrowings under GBC's revolving credit facilities and other short-term facilities from banks.

         Despite sharply lower earnings, net cash provided by operating activities was $19.6 million for the first six months of 1999 compared to $6.3 million in the first half of 1998.

         Capital expenditures during the first six months of 1999 were $9.3 million compared to $12.6 million during the first six months of 1998.

         Cash dividends paid during the first six months of both 1999 and 1998 were $.24 and $0.22 per share, respectively.

         As of June 30, 1999, GBC had access to various U.S. and international credit facilities, including a multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks providing for up to $475.0 million of unsecured revolving credit borrowings through January 2002. The Revolving Credit Facility, established on January 13, 1997 contains, among other things, certain restrictive covenants which require GBC to maintain certain ratios regarding current assets and liabilities, leverage and interest coverage.

         As of June 30, 1999, GBC had the equivalent of $293.2 million of borrowings outstanding under the Revolving Credit Facility.

         On August 6, 1999, GBC decreased its quarterly dividend from $.12 per share to $.06 per share. GBC's Board of Directors has elected to reduce the dividend payout rate to increase the cash available for value enhancing investments.

         GBC is currently negotiating with its primary lending group to amend the Revolving Credit Facility. The proposed amendment would provide
         GBC with the liquidity that management believes is necessary to meet currently-anticipated capital and operating requirements. Management expects that the amendment will be effective by September 30, 1999; however, there can be no assurances that a satisfactory amendment will be completed. The proposed amendment would, among other things, relax certain of the most restrictive financial covenants that GBC would be required to meet. The amended facility will likely require GBC to incur higher interest expense on outstanding borrowings in the future.

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

         - Surveys have been sent to more than 380 material third party suppliers. Approximately 84% of the surveys have been returned and are currently being assessed by management of GBC's Business Units to determine if the failure of any material supplier to have its products or services compliant could have a materially adverse affect on the results of GBC's business or operations.

         - The significant projects currently in process are summarized below:

Operating Function            Project                               Current Status         Target Completion
-------------------------------------------------------------------------------------------------------------
North American Document       Remediate order processing,           Completed              Completed
Finishing and Films           distribution and financial systems

                              Replace manufacturing systems at      Implemented at four    September 1999
                              five sites                            of five sites

North American Office         Remediate order processing,           Completed              Completed
Products                      distribution and financial systems

European Document             Replace order processing,             Implemented at 11      December 1999
Finishing and Office          manufacturing, distribution and       of 13 sites
Products                      financial systems
-------------------------------------------------------------------------------------------------------------

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

PART II. OTHER INFORMATION

Item 6:           Exhibits

                  (a)      Exhibit No. 10 Material Contracts:

                           Second Amendment to the Multicurrency Credit
                           Agreement, dated as of the March 31, 1999 among the Issuer, each of the guarantors party thereto, the lenders party thereto in their capacities as lenders there under and Harris Trust and Savings Bank, as administrative agent.

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

                                         August 16, 1999