Form 10-Q
period 1999-09-30
GENERAL BINDING CORP
filed 1999-11-15
CIK 40461

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

                                                            OUTSTANDING AT
CLASS                                                      OCTOBER 31, 1999

Common Stock,  $.125 par value                               13,338,898
Class B Common Stock, $.125 par value                         2,398,275




===============================================================================

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                       Page
                                                                                     ----
Item 1.           Financial statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1999 and December 31, 1998                           2

                  Condensed Consolidated Statements of Income for the three
                  and nine months ended September 30, 1999 and 1998                  3

                  Condensed Consolidated  Statements of Cash Flows for the
                  nine months ended September 30, 1999 and 1998                      4

                  Notes to Condensed Consolidated Financial Statements               5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         17


PART II. OTHER INFORMATION

Item 3.           Defaults Upon Senior Securities                                   24

Item 5.           Other Information                                                 24

Item 6.           Exhibits and Reports on Form 8-K                                  24

                  Signatures                                                        25

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                                             September 30,   December 31,
                                                                1999            1998
                                                             (unaudited)
                                                             -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  76,948    $   6,095
     Receivables, less allowances for doubtful accounts
            and sales returns: 1999 - $15,863, 1998 - $9,871     177,462      187,939
     Inventories:
            Raw materials                                         31,874       53,848
            Work in process                                        6,097        6,533
            Finished goods                                        94,526      104,136
                                                               ---------    ---------
              Total inventories                                  132,497      164,517
     Deferred tax assets                                          11,489       12,429
     Other                                                        34,396       27,663
                                                               ---------    ---------
              Total current assets                               432,792      398,643
     Property, plant and equipment                               220,344      217,179
     Less - accumulated depreciation                             (96,422)     (90,743)
                                                               ---------    ---------
        Net property, plant and equipment                        123,922      126,436
     Goodwill, net of amortization                               292,004      304,649
     Other                                                        48,666       56,110
                                                               ---------    ---------
        Total assets                                           $ 897,384    $ 885,838
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                       $  41,819    $  51,669
        Accrued liabilities                                       95,217       77,115
        Notes payable                                             19,507       27,462
        Current maturities of long-term debt                         723          972
                                                               ---------    ---------
              Total current liabilities                          157,266      157,218
Long-term debt, less current maturities                          540,110      490,591
Other long-term liabilities                                       14,160       13,760
Deferred tax liabilities                                          20,726       21,082
Stockholders' equity:
        Common stock                                               1,962        1,962
        Class B common stock                                         300          300
        Additional paid-in capital                                11,540       10,976
        Retained earnings                                        188,658      225,112
        Treasury stock                                           (27,096)     (26,632)
        Accumulated other comprehensive income                   (10,242)      (8,531)
                                                               ---------    ---------
              Total stockholders' equity                         165,122      203,187
                                                               ---------    ---------
Total liabilities and stockholders' equity                     $ 897,384    $ 885,838
                                                               =========    =========



                The accompanying Notes to Condensed Consolidated
          Financial Statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (000's omitted except per share data)


                                                         Three months ended        Nine months ended
                                                           September 30,              September 30,
                                                       ----------------------    ----------------------
                                                          1999         1998        1999         1998
                                                       ---------    ---------    ---------    ---------
Net sales                                              $ 218,196    $ 233,058    $ 666,310    $ 677,710

Cost of sales:
   Product cost of sales, including development
        and engineering                                  139,043      131,009      396,652      384,489
   Inventory rationalization and write-down charges       14,176         --         14,176         --
Selling, service and administrative                       77,617       75,916      236,098      221,995
Amortization of goodwill and related intangibles           2,766        2,737        8,216        8,029
Interest expense                                          12,281       10,721       33,065       28,149
Loss on sale of US RingBinder                               --           --          --           3,500
Write-down of intangible and long-lived assets             8,505         --          8,505         --
Restructuring and other expenses                           3,442         --         14,997         --
Other expense (income), net                                  607          174          (59)         632
                                                       ---------    ---------    ---------    ---------
            (Loss) income before taxes                   (40,241)      12,501      (45,340)      30,916
Income taxes                                             (11,537)       5,232      (13,602)      12,834
                                                       ---------    ---------    ---------    ---------
            Net (loss) income                          $ (28,704)   $   7,269    $ (31,738)   $  18,082
                                                       =========    =========    =========    =========


Other comprehensive income, net of taxes:
            Foreign currency translation adjustments       1,208       (1,718)      (1,711)      (2,790)
                                                       ---------    ---------    ---------    ---------
Comprehensive (loss) income                            $ (27,496)   $   5,551    $ (33,449)   $  15,292
                                                       =========    =========    =========    =========
Net (loss) income per common share: (1)
            Basic                                      $   (1.82)   $    0.46    $   (2.02)   $    1.15
            Diluted                                        (1.82)        0.46        (2.02)        1.14
Weighted average number of common shares
            outstanding: (2)
            Basic                                         15,734       15,706       15,732       15,726
            Diluted                                       15,734       15,910       15,732       15,887


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

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)


                                                                                              Nine months ended
                                                                                                September 30,
                                                                                           ----------------------
                                                                                              1999         1998
                                                                                           ---------    ---------
OPERATING ACTIVITIES:
Net (loss) income                                                                          $ (31,738)   $  18,082
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
              Depreciation                                                                    13,449       11,864
              Amortization                                                                    14,845       12,625
              Provision for doubtful accounts                                                  3,036        2,303
              Restructuring and other expenses                                                14,997         --
              Inventory rationalization and write-down charges                                14,176         --
              Write-down of intangible and long-lived assets                                   8,505         --
              (Increase) decrease in non-current deferred taxes                                 (521)         192
              (Increase) in other long-term assets                                            (2,468)      (5,365)
              Loss on sale of USRB, pretax                                                      --          3,500
              Other                                                                             (238)        (126)
Changes in current assets and liabilities:
              Decrease (increase) in receivables                                               6,448      (14,391)
              Decrease (increase) in inventories                                              16,770       (6,538)
              (Increase) in other current assets                                              (7,249)      (2,611)
              Decrease in deferred tax assets                                                    958          989
              (Decrease) in accounts payable and accrued liabilities                          (5,173)      (7,362)
              (Decrease) in income taxes payable                                              (1,102)      (1,839)
                                                                                           ---------    ---------
                 Net cash provided by operating activities                                    44,695       11,323
INVESTING ACTIVITIES:
              Capital expenditures                                                           (13,651)     (18,890)
              Payments for acquisitions and investments (net of cash acquired)                  --       (138,409)
              Proceeds from sale of USRB                                                        --         15,529
              Proceeds from sale of plant and equipment                                        2,100          554
                                                                                           ---------    ---------
                 Net cash (used in) investing activities                                     (11,551)    (141,216)
FINANCING ACTIVITIES:
              Proceeds from long-term borrowings - maturities greater than 90 days           242,000      210,000
              Repayments of long-term debt - maturities greater than 90 days                (180,000)     (60,000)
              Net change in borrowings - maturities of 90 days or less                       (19,424)      (5,004)
              (Reduction) increase in current portion of long-term debt                         (258)       1,311
              Payments of debt issuance costs                                                   (653)      (8,449)
              Dividends paid                                                                  (4,717)      (5,191)
              Purchases of treasury stock                                                       (536)      (3,537)
              Proceeds from the exercise of stock options                                        636          913
                                                                                           ---------    ---------
                 Net cash provided by financing activities                                    37,048      130,043
Effect of exchange rates on cash                                                                 661       (1,034)
                                                                                           ---------    ---------
              Net increase in cash and cash equivalents                                       70,853         (884)
Cash and cash equivalents at the beginning of the year                                         6,095        3,753
                                                                                           ---------    ---------
Cash and cash equivalents at the end of the period                                         $  76,948    $   2,869
                                                                                           =========    =========

Supplemental disclosure:
              Interest paid                                                                $  25,977    $  20,929
              Income taxes paid                                                                3,751       10,170


                The accompanying Notes to Condensed Consolidated
          Financial Statements are an integral part of these statements.

                  GENERAL BINDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 1998 Annual Report on Form 10-K. In the opinion of GBC, all adjustments necessary to present fairly the financial position of GBC as of September 30, 1999 and December 31, 1998 and the results of their operations for the three and nine month periods ended September 30, 1999 and 1998 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

         Certain amounts for prior periods have been reclassified to conform to the 1999 presentation.

(2)      LONG-TERM DEBT

         Long-term debt consists of the following at September 30, 1999 and December 31, 1998 - outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):



                                                                                September 30,     December 31,
                                                                                    1999             1998
                                                                                -------------     ------------
REVOLVING CREDIT FACILITY
U.S. Dollar borrowings - (weighted average floating interest rate of 6.87% at
     September 30, 1999 and 6.2% at December 31, 1998)                             $324,000       $288,300
British Pound borrowings - (floating interest rate of 6.64% at September 30,
     1999 and 7.8% at December 31, 1998)                                             27,177         19,416
Swiss Franc borrowings - (floating interest rate of 2.43% at September 30, 1999
     and 2.33% at December 31, 1998)                                                  9,228          7,785
Dutch Guilder borrowings - (floating interest rate of 4.01% at September 30,
     1999 and 4.3% at December 31, 1998)                                              2,911          5,394
Euro borrowings - (floating interest rate of 3.95% at September 30, 1999)
Australian Dollar borrowings - (floating interest rate of 6.21% at September          5,024           --
     30, 1999)
New Zealand Dollar borrowings - (floating interest rate of 6.05% at September         4,630           --
     30, 1999)
                                                                                      1,450           --
INTERNATIONAL CREDIT AGREEMENT
Australian Dollar borrowings - due July 2000 (floating interest rate of 6.5% at
     December 31, 1998)                                                                --            2,449

INDUSTRIAL REVENUE BONDS
Industrial Revenue Bond - due March 2026 (floating interest rate of 3.90% at
     September 30, 1999 and 4.2% at December 31, 1998)                                7,511      7,511
Industrial Revenue Bond - due annually from July 1994 to July 2008 (floating
     interest rate of 4.22% at September 30, 1999 and 3.6% at December 31, 1998)      1,600      1,750
Industrial Revenue Bond - due annually from June 2002 to June 2007
     (floating interest rate of 4.00% at September 30, 1999 and 3.45%
     at December 31, 1998)                                                            1,050      1,050
NOTES PAYABLE
Senior Subordinated Notes, U.S. Dollar borrowing - due 2008 (fixed interest
     rate of 9.375%)                                                                150,000    150,000
Note payable, Dutch Guilder borrowing - due monthly from November 1994 to
     October 2004 (fixed interest rate of 8.85%)                                      1,418      1,782
Note payable, Dutch Guilder borrowing - due June 2000 (fixed interest rate of
     7.05%)                                                                           1,577      1,701
OTHER BORROWINGS                                                                      3,257      4,425
                                                                                   --------   --------
    Total debt                                                                      540,833    491,563
Less - current maturities                                                               723        972
                                                                                   --------   --------
    Total long-term debt                                                           $540,110   $490,591
                                                                                   ========   ========

See Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a further discussion of the Company's credit facilities.

(3)      EARNINGS PER SHARE

         In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):


                                                      Three months ended      Nine months ended
                                                     --------------------    --------------------
                                                         September 30,          September 30,
                                                     --------------------    --------------------
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------
(A) Net (loss) income available to common
       Shareholders                                  $(28,704)   $  7,269    $(31,738)   $ 18,082
                                                     ========    ========    ========    ========

(B) Weighted average number of common
       shares outstanding (1)                          15,734      15,706      15,732      15,726

    Additional common shares issuable under
       employee stock options using the treasury
       stock method                                                  204                     161
                                                     --------    --------    --------    --------
(C) Weighted average number of common shares
       outstanding assuming the exercise of stock
       options (1)                                     15,734      15,910      15,732      15,887
                                                     ========    ========    ========    ========

Net (loss) income per common share (2)(A)/(B)
                                                     $  (1.82)   $   0.46    $  (2.02)   $   1.15
                                                     ========    ========    ========    ========

Net (loss) income per common share, assuming
       dilution (2)(A)/(C)                           $  (1.82)   $   0.46    $  (2.02)   $   1.14
                                                     ========    ========    ========    ========


(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4)      RESTRUCTURING AND OTHER EXPENSES

         During the second and third quarters of 1999, GBC recorded restructuring and other charges of $11,555 and $3,442, respectively. The restructuring charge primarily consists of severance costs, early retirement benefits, lease cancellation expenses and fixed asset write-offs related to facility closures in conjunction with the rationalization of various functions and reductions in discretionary spending. Other expenses consist of consulting fees associated with projects to rationalize GBC's SKU product offering and to reorganize its supply chain management process. GBC's restructuring and other efforts will be focused in the following areas:

             - Consolidating all European distribution, logistics and accounting operations;

             - Streamlining the sales functions of the Document Finishing Group's North American direct sales operations;

             - Closing or consolidating several worldwide distribution centers and rationalizing certain of the Company's supplies manufacturing operations; and

             - Rationalize SKU product offerings and reorganize supply chain management.

         Approximately 620 positions, or about 12% of GBC's worldwide workforce, will be affected. The components of the restructuring and other expenses are as follows (in millions):


                                          Three months ended,     Nine months ended
                                          September 30, 1999      September 30, 1999
                                          -------------------     ------------------
Severance and early retirement benefits         $ 2.8                     $10.1
Lease cancellation expenses                        .1                       1.1
Asset write-off and write-downs                    --                       2.0
All other                                          .5                       1.8
                                                -----                     -----
                                                $ 3.4                     $15.0
                                                =====                     =====


         Management believes that the Company is progressing, as originally planned, on its previously announced restructuring activities, and that the restructuring provisions recorded will be adequate to cover the estimated restructuring costs. Certain aspects of GBC's restructuring did not qualify for liability recognition as of September 30, 1999. GBC expects to recognize further restructuring charges in subsequent quarters as these projects progress.

         Changes in the restructuring reserve for the three months and nine months ended September 30, 1999 were as follows (in millions):


                                              Three months ended      Nine months ended
                                              September 30, 1999     September 30, 1999
                                              ------------------     ------------------
        Balance - beginning of period                 $10,031              $    --
        Provisions                                      3,442               14,997
        Cash restructuring charges                     (2,386)              (3,873)
        Non-cash restructuring charges                   (247)                (397)
        Other (1)                                        (142)                 (29)
                                                      -------              -------
        Balance - end of period                       $10,698              $10,698
                                                      =======              =======


        (1) Amounts primarily relate to the effects of foreign exchange rate changes.

(5)      WRITE-DOWN OF INTANGIBLE AND LONG-LIVED ASSETS

         GBC has decided to narrow the focus of its visual communications business in the U.K. and, as a result, will cease the manufacture of writing boards and related supplies in the U.K. GBC had entered this business in the U.K. with the 1998 acquisition of Allfax. The charge consists of writing-off the unamortized goodwill of approximately $7.7 million related to the Allfax acquisition along with a $.8 million write-down of fixed assets to their estimated net realizable values.

         GBC plans on phasing out of manufacturing of writing boards and supplies in the U.K. by the first quarter of 2000. Subsequent to the cessation of manufacturing operations, GBC will continue to distribute a range of branded writing boards in Europe that will be sourced from a third party manufacturer. The wind-down of manufacturing in the U.K. will result in additional restructuring charges for severance and other expenses. This additional charge, which is estimated to be approximately $1.2 million, will be recognized in the fourth quarter of 1999 as it did not qualify for liability recognition at September 30, 1999.

(6)      INVENTORY RATIONALIZATION AND WRITE-DOWN CHARGES

         During the third quarter of 1999, GBC embarked on a project to analyze and rationalize its SKU product offerings. This project, which is currently focused primarily on the North American Office Products Group, identified overlapping product lines and products with sub-par profitability which will be eliminated from GBC's product offering. As a result of this project, a significant percentage of SKUs will be eliminated. The eliminated SKUs, however, represent an insignificant level of the North American Office Products Groups' revenue and gross profit margin. An evaluation of the SKUs to be eliminated has resulted in a charge to cost of goods sold of approximately $7.8 million in the third quarter of 1999. This charge represents the write-down of finished goods and raw material inventory to its net realizable value. GBC is currently considering the expansion of this project to other business units. If the project is expanded, there will likely be additional charges in future quarters.

         In connection with the exit strategy described in Note 5 above, the inventory related to the U.K. writing board product line was evaluated. As a result, a charge to cost of sales of $6.4 million was recorded to write-down the finished goods and raw materials inventories to their net realizable values.

(7)      BUSINESS SEGMENTS

         In accordance with SFAS No. 131, GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services or geographic location. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The European operating segment consists of GBC's businesses located in Europe which are managed on a pan-European basis. Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products and selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature and revenues and expenses for certain entities not assigned to one of the other four reportable segments. For internal management purposes, and the presentation below, operating income is determined as income before taxes excluding interest expense, other income and expense, the inventory rationalization and write-down charges, restructuring expenses, and the write-down of intangibles and long-lived assets.



                          Unaffiliated Customer Sales     Affiliate Sales        Operating Income
                          ---------------------------   ------------------      -------------------
                               Three months ended       Three months ended      Three months ended
                                  September 30,            September 30,           September 30,
                          ---------------------------   ------------------      -------------------
                             1999            1998          1999        1998        1999      1998
                          ---------      ------------   ----------  ---------   ---------  ---------
Document Finishing Group  $  50,367       $  54,337     $    6,713  $   8,412   $   6,962  $   7,672
Films Group                  41,717          41,045          4,133      4,908       8,714      8,685
Office Products Group        84,451          92,108          3,484     24,192      (2,476)    16,882
Europe                       29,504          33,036         27,294      5,307      (3,372)    (1,118)
All Others                   12,157          12,532             35         65     (11,058)    (8,725)
Eliminations                      -               -        (41,659)   (42,884)          -          -
                          ---------      ------------   ----------  ---------   ---------  ---------
  Total                   $ 218,196       $ 233,058     $        -  $       -   $  (1,230) $  23,396
                          =========      ============   ==========  =========   =========  =========


                          Unaffiliated Customer Sales     Affiliate Sales        Operating Income
                          ---------------------------   ------------------      -------------------
                               Three months ended       Three months ended      Three months ended
                                  September 30,            September 30,           September 30,
                          ---------------------------   ------------------      -------------------
                             1999            1998          1999        1998        1999      1998
                          ---------      ------------   ----------  ---------   ---------  ---------
Document Finishing Group  $ 152,264       $  157,289    $  30,287   $  33,672   $  21,367  $  22,985
Films Group                 120,205          116,297       13,940      20,172      24,678     25,486
Office Products Group       255,880          255,223       21,810      27,083      15,889     40,259
Europe                      101,984          104,005       27,294       5,307      (5,288)     2,423
All Others                   35,977           44,896           95       2,385     (31,302)   (27,956)
Eliminations                      -                -      (93,426)    (88,619)          -          -
                          ---------      ------------   ----------  ---------   ---------  ---------
  Total                   $ 666,310       $ 677,710     $       -   $       -   $  25,344  $  63,197
                          =========      ============   ==========  =========   =========  =========

         Sales information for the three and nine months ended September 30, 1999 and 1998 by geographical area is summarized below.


                           Sales to Unaffiliated Customers
                      ------------------------------------------
                       Three months ended   Nine months ended
                          September 30,      September 30,
                      ------------------------------------------
                        1999       1998       1999       1998
                      --------   --------   --------   --------
United States         $152,906   $163,444   $452,927   $471,574
Europe                  35,435     42,100    124,550    123,833
Other International     29,855     27,514     88,833     82,303
                      --------   --------   --------   --------
Total                 $218,196   $233,058   $666,310   $677,710
                      ========   ========   ========   ========


(8)      SUBSIDIARY GUARANTOR INFORMATION

         During 1998, GBC issued $150 million of 9.375% Senior Subordinated Notes due 2008 in order to finance the acquisition of Ibico AG. Each of GBC's domestic restricted subsidiaries has jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following condensed consolidating results of operations, financial position and cash flows of the Parent, Guarantors and Non-Guarantors (in each case carrying investments under the equity method) and the eliminations necessary to arrive at the information for GBC on a consolidated basis:

CONDENSED CONSOLIDATING BALANCE SHEETS (000'S OMITTED):

                                                                           September 30, 1999
                                                      -----------------------------------------------------------------
                                                                                   Non-
                                                       Parent      Guarantors   Guarantors  Eliminations   Consolidated
                                                      ---------    ----------   ----------  ------------   ------------
ASSETS
Current assets:
            Cash and cash equivalents                 $  66,907    $    (115)   $  10,156    $    --        $  76,948
            Receivables, net                            110,950          888       65,624         --          177,462
            Inventories, at lower of cost or market      63,310          228       68,911           48        132,497
            Deferred tax assets                           9,863          353        1,273         --           11,489
            Other                                        12,894          167       21,335         --           34,396
            Due from affiliates                          99,718       65,325      (25,553)    (139,490)          --
                                                      ---------    ---------    ---------    ---------      ---------
                  Total current assets                  363,642       66,846      141,746     (139,442)       432,792

Net property, plant and equipment                        85,329        8,703       29,890         --          123,922
Goodwill, net of amortization                           191,127       25,761       75,116         --          292,004
Other                                                    35,401        1,159        7,170        4,936         48,666
Investment in subsidiaries                              167,366      124,889         --       (292,255)          --
                                                      ---------    ---------    ---------    ---------      ---------
Total assets                                          $ 842,865    $ 227,358    $ 253,922    $(426,761)     $ 897,384
                                                      =========    =========    =========    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable                          $  25,530    $     986    $  15,303    $    --        $  41,819
            Accrued liabilities                          63,683          924       30,610         --           95,217
            Notes payable                                    (1)        --         19,508         --           19,507
            Current maturities of long-term debt            261         --            462         --              723
            Due to affiliates                            34,101       54,088       20,481     (108,670)          --
                                                      ---------    ---------    ---------    ---------      ---------
                  Total current liabilities             123,574       55,998       86,364     (108,670)       157,266

Long-term debt, affiliated                                 --           --         25,836      (25,836)          --
Long-term debt, less current maturities                 532,123         --          7,987         --          540,110
Other long-term liabilities                               8,735          332        5,093         --           14,160
Deferred tax liabilities                                 13,311        3,079        4,336         --           20,726

Stockholders' equity:
            Common stock                                  1,962            5        5,443       (5,448)         1,962
            Class B common stock                            300         --           --           --              300
            Additional paid-in capital                   11,540       63,586      120,402     (183,988)        11,540
            Retained earnings                           188,658      102,119        8,293     (110,412)       188,658
            Treasury stock                              (27,096)        --           --           --          (27,096)
            Accumulated other comprehensive income      (10,242)       2,239       (9,832)       7,593        (10,242)
                                                      ---------    ---------    ---------    ---------      ---------
                  Total stockholders' equity            165,122      167,949      124,306     (292,255)       165,122
                                                      ---------    ---------    ---------    ---------      ---------
Total liabilities and stockholders' equity            $ 842,865    $ 227,358    $ 253,922    $(426,761)     $ 897,384
                                                      =========    =========    =========    =========      =========

                                                                           December 31, 1998
                                                     ----------------------------------------------------------------
                                                                                  Non-
                                                       Parent     Guarantors   Guarantors  Eliminations  Consolidated
                                                     ---------    ----------   ----------  ------------  ------------
ASSETS
Current assets:
           Cash and cash equivalents                 $   4,049    $    (650)   $   2,696    $    --      $   6,095
           Receivables, net                            118,477        1,609       67,853         --        187,939
           Inventories, at lower of cost or market      79,657        7,033       77,760           67      164,517
           Deferred tax assets                           9,386          957        2,160          (74)      12,429
           Other                                        18,667          559        8,437         --         27,663
           Due from affiliates                          84,457       53,169        2,465     (140,091)        --
                                                     ---------    ---------    ---------    ---------    ---------
                 Total current assets                  314,693       62,677      161,371     (140,098)     398,643

Net property, plant and equipment                       85,589       11,307       29,540         --        126,436
Goodwill, net of amortization                          191,511       31,264       82,073         (199)     304,649
Other                                                   45,732        1,622       10,460       (1,704)      56,110
Investment in subsidiaries                             168,617      152,006         --       (320,623)        --
                                                     ---------    ---------    ---------    ---------    ---------
Total assets                                         $ 806,142    $ 258,876    $ 283,444    $(462,624)   $ 885,838
                                                     =========    =========    =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable                          $  30,775    $   3,187    $  17,707    $    --      $  51,669
           Accrued liabilities                          53,757         (253)      23,611         --         77,115
           Notes payable                                  --           --         27,462         --         27,462
           Current maturities of long-term debt            413           15          544         --            972
           Due to affiliates                            21,910       58,956       60,057     (140,923)        --
                                                     ---------    ---------    ---------    ---------    ---------
                 Total current liabilities             106,855       61,905      129,381     (140,923)     157,218

Long-term debt - affiliated                              1,704         --           --         (1,704)        --
Long-term debt, less current maturities                473,559        1,050       15,982         --        490,591
Other long-term liabilities                              7,901          226        5,633         --         13,760
Deferred tax liabilities                                12,936        3,454        4,692         --         21,082
Stockholders' equity:
           Common stock                                  1,962            5        5,171       (5,176)       1,962
           Class B common stock                            300         --           --           --            300
           Additional paid-in capital                   10,976       53,421      102,788     (156,209)      10,976
           Retained earnings                           225,112      143,616       27,847     (171,463)     225,112
           Treasury stock                              (26,632)        --           --           --        (26,632)
           Accumulated other comprehensive income       (8,531)      (4,801)      (8,050)      12,851       (8,531)
                                                     ---------    ---------    ---------    ---------    ---------
                 Total stockholders' equity            203,187      192,241      127,756     (319,997)     203,187
                                                     ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity           $ 806,142    $ 258,876    $ 283,444    $(462,624)   $ 885,838
                                                     =========    =========    =========    =========    =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (000'S OMITTED):


                                                                                  Three months ended September 30, 1999
                                                                   -----------------------------------------------------------------
                                                                                                 Non-
                                                                    Parent     Guarantors(a)  Guarantors  Elimination  Consolidated
                                                                   ---------   ------------   ----------  -----------  ------------
Unaffiliated sales                                                 $ 152,906   $    --        $  65,290   $    --        $ 218,196
Affiliated sales                                                      10,843        --            5,550     (16,393)          --
                                                                   ---------   ---------      ---------   ---------      ---------
  Net sales                                                          163,749        --           70,840     (16,393)       218,196
Cost of sales:
    Product cost of sales, including development and engineering     105,303         214         49,789     (16,263)       139,043
    Inventory rationalization and write-down charges                   7,784        --            6,392        --           14,176
Selling, service and administrative                                   55,064          27         22,526        --           77,617
Amortization of goodwill and related intangibles                       1,949         189            628        --            2,766
Interest expense                                                      10,011         445          2,734        (909)        12,281
Write-down of intangible and long lived assets                         2,000        --            6,505        --            8,505
Restructuring and other expenses                                       2,142        --            1,300        --            3,442
Other (income) expense, net                                             (392)       (987)         1,208         778            607
                                                                   ---------   ---------      ---------   ---------      ---------
  (Loss) income before taxes and undistributed earnings
     of wholly owned subsidiaries                                    (20,112)        112        (20,242)          1        (40,241)
Income taxes                                                          (5,803)        103         (5,837)       --          (11,537)
                                                                   ---------   ---------      ---------   ---------      ---------
  (Loss) income before undistributed earnings
     of wholly owned subsidiaries                                    (14,309)          9        (14,405)          1        (28,704)
Undistributed (losses) earnings of wholly-owned subsidiaries         (14,395)    (19,860)          --        34,255           --
                                                                   ---------   ---------      ---------   ---------      ---------
Net (loss) income                                                  $ (28,704)  $ (19,851)     $ (14,405)  $  34,256      $ (28,704)
                                                                   =========   =========      =========   =========      =========



(a) Effective January 1, 1999 the Pro-Tech and Sickinger subsidiaries were merged into the Parent company.




                                                                               Three months ended September 30, 1998
                                                              -----------------------------------------------------------------
                                                                                            Non-
                                                                Parent     Guarantors    Guarantors  Elimination   Consolidated
                                                              ----------   ----------    ----------  -----------   ------------
Unaffiliated sales                                             $ 150,759    $  12,685    $  69,614    $    --       $ 233,058
Affiliated sales                                                  14,473       10,717        4,784      (29,974)         --
                                                               ---------    ---------    ---------    ---------     ---------
  Net sales                                                      165,232       23,402       74,398      (29,974)      233,058
Cost of sales:
    Product cost of sales, including development
     and engineering                                              95,406       18,541       47,297      (30,235)      131,009
Selling, service and administrative                               48,532        2,811       24,573         --          75,916
Amortization of goodwill and related intangibles                   1,563          293          881         --           2,737
Interest expense                                                   6,819           17        1,494        2,391        10,721
Other expense (income), net                                          513        5,004       (2,952)      (2,391)          174
                                                               ---------    ---------    ---------    ---------     ---------
  Income (loss) before taxes and undistributed earnings
     of wholly owned subsidiaries                                 12,399       (3,264)       3,105          261        12,501
Income taxes                                                       2,503          793        1,830          106         5,232
                                                               ---------    ---------    ---------    ---------     ---------
  Income (loss) before undistributed earnings
     of wholly owned subsidiaries                                  9,896       (4,057)       1,275          155         7,269
Undistributed (loss) earnings of wholly-owned subsidiaries        (2,627)       3,785         --         (1,158)         --
                                                               ---------    ---------    ---------    ---------     ---------
Net income (loss)                                              $   7,269    $    (272)   $   1,275    $  (1,003)    $   7,269
                                                               =========    =========    =========    =========     =========

                                                                            Nine months ended September 30, 1999
                                                                 ----------------------------------------------------------------
                                                                                                 Non-
                                                                   Parent     Guarantors(a)   Guarantor   Elimination  Consolidated
                                                                 ----------   -------------   ---------   -----------  ------------
Unaffiliated sales                                               $ 452,927       $    --      $ 213,383    $    --      $ 666,310
Affiliated sales                                                    39,184            --         30,162      (69,346)        --
                                                                 ---------       ---------    ---------    ---------    ---------
   Net sales                                                       492,111            --        243,545      (69,346)     666,310
Cost of sales:
    Product cost of sales, including development
     and engineering                                               300,725             593      164,550      (69,216)     396,652
    Inventory rationalization and write-down charges                 7,784            --          6,392         --         14,176
Selling, service and administrative                                160,672              72       75,354         --        236,098
Amortization of goodwill and related intangibles                     5,801             564        1,851         --          8,216
Interest expense                                                    29,438           1,143        4,821       (2,337)      33,065
Write-down of intangible and long-lived assets                       2,000            --          6,505         --          8,505
Restructuring and other expenses                                    11,002            --          3,995         --         14,997
Other (income) expense, net                                         (2,422)         (1,816)       2,561        1,618          (59)
                                                                 ---------       ---------    ---------    ---------    ---------
   (Loss) income before taxes and undistributed earnings
      earnings of wholly owned subsidiaries                        (22,889)           (556)     (22,484)         589      (45,340)
Income taxes                                                        (6,690)           (167)      (6,745)        --        (13,602)
                                                                 ---------       ---------    ---------    ---------    ---------
   (Loss) income before undistributed earnings
      of wholly owned subsidiaries                                 (16,199)           (389)     (15,739)         589      (31,738)
Undistributed (losses) earnings of wholly-owned subsidiaries       (15,539)        (20,436)        --         35,975         --
                                                                 ---------       ---------    ---------    ---------    ---------
Net (loss) income                                                $ (31,738)      $ (20,825)   $ (15,739)   $  36,564    $ (31,738)
                                                                 =========       =========    =========    =========    =========



(a) Effective January 1, 1999 the Pro-Tech and Sickinger subsidiaries were merged into the Parent company.


                                                                             Nine months ended September 30, 1998
                                                                  ----------------------------------------------------------------
                                                                                                Non-
                                                                    Parent     Guarantors    Guarantor   Elimination  Consolidated
                                                                  ----------   ----------    ----------  -----------  ------------
Unaffiliated sales                                                 $ 426,047    $  45,526    $ 206,137    $   --       $ 677,100
Affiliated sales                                                      45,600       26,692       13,070      (85,362)        --
                                                                   ---------    ---------    ---------    ---------    ---------
    Net sales                                                        471,647       72,218      219,207      (85,362)     677,710
Cost of sales:
    Product cost of sales, including development and engineering     273,590       57,796      139,500      (86,397)     384,489
Selling, service and administrative                                  141,485       13,069       67,441        --         221,995
Amortization of goodwill and related intangibles                       5,108          968        1,953        --           8,029
Interest expense                                                      27,781          943        3,581       (4,156)      28,149
Loss on sale of US RingBinder                                           --          3,500         --          --           3,500
Other (income) expense, net                                             (612)        (319)      (2,593)       4,156          632
                                                                   ---------    ---------    ---------    ---------    ---------
    Income (loss) before taxes and undistributed earnings
       of wholly owned subsidiaries                                   24,295       (3,739)       9,325        1,035       30,916
Income taxes                                                           5,854        2,630        3,931          419       12,834
                                                                   ---------    ---------    ---------    ---------    ---------
    Income (loss) before undistributed earnings
       of wholly owned subsidiaries                                   18,441       (6,369)       5,394          616       18,082
Undistributed (loss) earnings of wholly-owned subsidiaries              (359)       8,047         --         (7,688)        --
                                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss)                                                  $  18,082    $   1,678    $   5,394    $  (7,072)   $  18,082
                                                                   =========    =========    =========    =========    =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (000'S OMITTED):


                                                                     Nine months ended September 30, 1999
                                                     ----------------------------------------------------------------
                                                                                 Non-
                                                       Parent     Guarantors   Guarantor   Eliminations  Consolidated
                                                     ----------   ----------   ----------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $  50,414    $   1,344    $  (7,063)   $    --      $  44,695
INVESTING ACTIVITIES:
    Capital expenditures                                 (8,302)        (239)      (5,110)        --        (13,651)
    Proceeds from sale of plant and equipment             1,712         --            388         --          2,100
    Intercompany sale of subsidiaries                      --           (786)         786         --           --
    Capital contributions to subsidiaries               (14,883)      (9,277)        --         24,160         --
                                                      ---------    ---------    ---------    ---------    ---------
        Net cash (used in) provided by investing
           activities                                   (21,473)     (10,302)      (3,936)      24,160      (11,551)

FINANCING ACTIVITIES:
    (Decrease) increase in intercompany borrowing       (16,257)        --         16,257         --           --
    Proceeds from long-term borrowings (maturities
        greater than 90 days)                           242,000         --           --           --        242,000
    Repayments of long-term debt (maturities
        greater than 90 days)                          (180,000)        --           --           --       (180,000)
    Net change in borrowings (maturities of 90
        days or less)                                    (6,265)         216      (13,375)        --        (19,424)
    (Reduction) increase in current portion of
        long-term debt                                     (291)        --             33         --           (258)
    Payments of debt issuance costs                        (653)        --           --           --           (653)
    Dividends paid                                       (4,717)        --           --           --         (4,717)
    Purchases of treasury stock                            (536)        --           --           --           (536)
    Proceeds from the exercise of stock options             636         --           --           --            636
    Capital contributions from parent companies            --          9,277       14,883      (24,160)        --
                                                      ---------    ---------    ---------    ---------    ---------
        Net cash provided by (used in) financing
           activities                                    33,917        9,493       17,798      (24,160)      37,048
Effect of exchange rates on cash                           --           --            661         --            661
                                                      ---------    ---------    ---------    ---------    ---------
NET INCREASE IN CASH & CASH EQUIVALENTS                  62,858          535        7,460         --         70,853
Cash and cash equivalents at the beginning of
    the year                                              4,049         (650)       2,696         --          6,095
                                                      ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
    PERIOD                                            $  66,907    $    (115)   $  10,156         --      $  76,948
                                                      =========    =========    =========    =========    =========

                                                                            Nine months ended September 30, 1999
                                                             ----------------------------------------------------------------
                                                                                           Non-
                                                               Parent     Guarantors   Guarantor   Eliminations  Consolidated
                                                             ----------   ----------   ---------   ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $  18,680    $   1,273    $  (8,828)   $     198    $   11,323
INVESTING ACTIVITIES:
    Capital expenditures                                       (11,016)      (3,374)      (4,500)        --         (18,890)
    Payments for acquisitions and investments
        (net of cash acquired)                                    --       (138,409)        --           --        (138,409)
    Proceeds from sale of plant and equipment                      285          155          114         --             554
    Proceeds from sale of USRB                                    --         15,529         --           --          15,529
                                                             ---------    ---------    ---------    ---------    ----------
        Net cash (used in) investing activities                (10,731)    (126,099)      (4,386)        --        (141,216)

FINANCING ACTIVITIES:
    (Decrease) increase in intercompany borrowing             (142,403)     125,374       17,029         --           --
    Proceeds from long-term borrowings (maturities
        greater than 90 days)                                  210,000         --           --           --        210,000
    Repayments of long-term debt (maturities
        greater than 90 days)                                  (60,000)        --           --           --        (60,000)
    Net change in borrowings (maturities of 90
        days or less)                                              128          (16)      (4,918)        (198)      (5,004)
    Increase in current portion of long-term debt                 --           --          1,311         --          1,311
    Payments of debt issuance costs                             (8,449)        --           --           --         (8,449)
    Dividends paid                                              (5,191)        --           --           --         (5,191)
    Purchases of treasury stock                                 (3,537)        --           --           --         (3,537)
    Proceeds from the exercise of stock options                    913         --           --           --            913
                                                             ---------    ---------    ---------    ---------    ---------
        Net cash (used in) provided by financing
           activities                                           (8,539)     125,358       13,422         (198)     130,043
Effect of exchange rates on cash                                  --           --         (1,034)        --         (1,034)
                                                             ---------    ---------    ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                (590)         532         (826)        --           (884)
Cash and cash equivalents at the beginning of
    the  year                                                    1,098          (26)       2,681         --          3,753
                                                             ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
    PERIOD                                                   $     508    $     506    $   1,855    $    --      $   2,869
                                                             =========    =========    =========    =========    =========

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

         FORWARD LOOKING STATEMENTS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products and lamination film products markets, the effects of economic conditions, the issues associated with the acquisition and integration of recently acquired operations, including Ibico AG ("Ibico"), operating risks, the ability of GBC's distributors to successfully market and sell the Company's products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.

         RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         Sales

         Net sales for the third quarter of 1999 totaled $218.2 million, a decrease of 6.4% as compared to the third quarter of 1998. Net sales declined in each of GBC's business units with the exception of the Films Group, which experienced a slight increase compared to the third quarter of 1998. The decrease in the Document Finishing Group (7.3%) was primarily related to weak sales in its domestic sales organization stemming from higher than expected employee turnover subsequent to the restructuring program implemented in the second quarter of 1999. The Office Products Group changed many of its retail merchandising displays ("Plan-O-Gram") during the third quarter of 1999. The Plan-O-Gram changes resulted in an abnormal level of customer credits issued and increases in credit return allowances for merchandise not yet returned. Excluding the impact of these unusual credits (approximately $7.0 million) in the third quarter of 1999, the Office Product Group's sales would have been relatively flat. European operations experienced a decline in sales of 10.7% in the third quarter of 1999 compared to 1998 primarily as a result of issues associated with the writing board operation in the U.K.

         Gross Margin, Costs and Expenses

         GBC's overall gross profit margin percentage declined to 36.3% in the third quarter of 1999 (excluding inventory rationalization and write-down charges), compared to 43.8% in 1998. The Office Products Group's gross profit margin was unfavorably impacted due to unusually high provisions recorded for product returns related to the Plan-O-Gram changes described above. In Europe, GBC's gross profit margin percentage was negatively impacted by the losses incurred in the writing board business in the U.K. Gross margins in both the Films and Document Finishing Groups were relatively flat in the third quarter of 1999 compared to 1998.

         During the third quarter of 1999, GBC recorded $14.2 million of inventory rationalization and write-down provisions (see Note 6 to the Condensed Consolidated Financial Statements). These charges relate to the commencement of the first phase of GBC's worldwide product line and SKU rationalization program. Approximately $7.8 million of the charge related to the North American Office Products Group, with efforts focused on eliminating overlapping product lines with sub-par profitability, and a sizeable number of SKUs which do not contribute materially to the bottom line. The remaining $6.4 million of the charges related to writing down the inventory of the visual communications business in the U.K. to its net realizable value.

         Selling, service and administrative expenses increased $1.7 million in the third quarter of 1999 compared to 1998. As a percentage of sales, operating expenses were 35.6% in the third quarter of 1999 compared to 32.6% in 1998. The increase in selling, service and administrative expenses was primarily due to higher costs in the Office Products Group. The increased costs resulted from higher customer rebate and allowance programs along with higher distribution expenses associated with servicing certain Ibico customers. Both Europe and the Document Finishing Group experienced decreases in selling, service, and administrative expenses as a result of prior cost saving and restructuring actions taken by the Company.

         Amortization of goodwill and related intangibles (excluding write-downs recorded in connection with the exit from certain visual communication product lines in the U.K), was $2.8 million for the third quarter, which was approximately flat compared to the third quarter of 1998.

         Interest expense for the third quarter of 1999 increased to $12.3 million compared to $10.7 million in 1998. The primary reason for the increase was a provision for certain contingent liabilities which carry an interest component.

         During the third quarter of 1999, GBC recorded a provision of $8.5 to write-down intangible and long-lived assets, representing the goodwill and certain fixed assets related to the visual communications business in the U.K. (see Note 5 to the Condensed Consolidated Financial Statements).

         Restructuring and Other Expenses

         During the third quarter of 1999 GBC recorded an after-tax restructuring charge of $2.4 million ($3.4 million pre-tax), or approximately $0.15 per diluted share. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

         Income Taxes

         GBC's overall effective income tax rate was a benefit of 28.7% for the third quarter of 1999 compared to expense of 41.9% in 1998. The tax rate was unfavorably impacted by a change in the Company's effective annual tax rate from 40.5% in 1998 to approximately 30.0% in 1999. The mix of income and losses in certain of GBC's international operations, and the benefits recorded in connection with the special provisions and restructuring charges were the primary reasons for the changes in the effective tax rate.

         Net Loss

         As a result of the factors described above, GBC recorded a net loss for the third quarter of 1999 of $28.7 million, or $1.82 per diluted share, compared to net income of $7.3 million, or $0.46 per diluted share during the third quarter of 1998. The after-tax loss for the third quarter of 1999 was approximately $.21 per diluted share, excluding special provisions, restructuring and other charges, and the impact of Plan-O-Gram charges.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Sales

         Net sales for the first nine months of 1999 totaled $666.3 million, a decrease of 1.7% compared to the first nine months of 1998. The acquisition of Ibico (which was effective February 27, 1998) contributed an additional $21.0 million in sales during the first nine months of 1999 compared to 1998. Sales from the U.S. RingBinder business, which was sold on June 30, 1998, were $12.7 million prior to its disposition in June 1998. Excluding the impact of Ibico and U.S. RingBinder, sales decreased approximately 3.0% in the first nine months of 1999 compared to 1998. Sales for the Document Finishing Group for the first nine months of 1999 were down approximately 3.2% compared to 1998, primarily due to issues experienced in the third quarter related to domestic sales force turnover. The Films Group's sales increased $3.9 million, or 3.4% primarily due to higher sales of laminating film. Sales in the Office Products Group were relatively flat in the first nine months of 1999 compared to 1998. Excluding the impact of Ibico, sales for the Office Products Group decreased approximately $10.0 million. The primary reason for the decrease was the higher level of customer credits.

         Gross Margin, Costs and Expenses

         Excluding the impact of the inventory rationalization and write-down charges, GBC's overall gross profit margin declined to 40.5% in the first nine months of 1999 compared to 43.3% in 1998. The Office Products Group gross profit margin was unfavorably impacted as a result of unusually high level of customer returns related to Plan-O-Gram changes at the Group's retail customers. Both the Films and Document Finishing Groups experienced slightly lower gross profit margins in the first nine months of 1999 compared to 1998. Gross profit margins declined in the Films Group primarily due to price competition.

         Inventory rationalization and write-down charges for the nine months ended September 30, 1999 were equal to the amounts recorded for the third quarter of 1999. These charges relate to the streamlining of certain product lines in the North American Office Products Group and the U.K., as discussed above.

         Selling, service and administrative expenses increased $14.1 million in the first nine months of 1999 compared to 1998. As a percentage of sales, operating expenses were 35.4% in the first nine months of 1999 compared to 32.8% in 1998. The increase in selling, service and administrative expenses was primarily due to higher costs in the Office Products Group, and an additional two months of Ibico related administrative expenses compared to 1998. The increased costs resulted from higher rebate programs along with higher distribution expenses associated with servicing certain Ibico customers.

         Amortization of goodwill and related intangibles increased to $8.2 million in the first nine months of 1999 compared to $8.0 million in the first half of 1998, primarily as a result of the Ibico acquisition.

         Interest expense for the first nine months of 1999 increased to $33.1 million compared to $28.1 million in 1998. The primary reasons for the increase were higher average debt levels as a result of the financing of the Ibico acquisition, which was financed with the issuance of the 9 3/8% Senior Subordinated Notes, and higher average interest rates on the Revolving Credit Facility.

         During June 1998, GBC recognized a loss of $3.5 million from the sale of US RingBinder.

         Income Taxes

         GBC's overall effective income tax rate was a benefit of 30.0% for the first nine months of 1999 compared to expense of 41.5% in 1998. The mix of income and losses in certain of GBC's international operations, and the benefits recorded in connection with the special provisions and restructuring charges were the primary reasons for the changes in the effective annual tax rate.

         Net Loss

         As a result of the factors described above, GBC recorded a net loss of $(31.7) million for the first nine months of 1999, or $(2.02) per diluted share, compared to net income of $18.1 million, or $1.14 per diluted share in the first nine months of 1998. Excluding the after tax impact of the special provisions, restructuring charges and the Plan-O-Gram changes, net income was $0.03 per diluted share.

         LIQUIDITY AND CAPITAL RESOURCES

         GBC's cash requirements for operations and capital expenditures during the first nine months of 1999 were financed by internally generated cash flow and borrowings under GBC's revolving credit facilities and other short-term facilities from banks.

         Despite sharply lower earnings, net cash provided by operating activities was $44.7 million for the first nine months of 1999 compared to $11.3 million in the first nine months of 1998. The increase in net cash provided by operating activities was principally generated by significant reductions in inventory and accounts receivable during the first nine months of 1999.

         Capital expenditures during the first nine months of 1999 were $13.7 million compared to $18.9 million during the first nine months of 1998.

         Cash dividends paid during the first nine months of 1999 and 1998 were $0.30 and $0.33 per share, respectively. GBC's Board of Directors has elected to omit payment of a dividend on its common stock in the fourth quarter of 1999 and for the foreseeable future to increase cash available for value-enhancing investments.

         GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") with a group of international banks providing for revolving credit borrowings through January 2002. Effective November 12, 1999, GBC amended and restated the Revolving Credit Facility to provide additional financial flexibility through the facility's expiration date of January 2002 and waive all non-compliance with the facility's financial covenants as of September 30, 1999. Management believes that the amended facility will provide GBC with the liquidity necessary to meet currently-anticipated operating and capital requirements. The amendment, in addition to waiving the non-compliance at September 30, included, among other things, (i) a decrease in the size of the facility to $410 million,
         (ii) the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, (iii) increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company, (iv) a new covenant setting minimum EBITDA levels, (v) more flexible covenants regarding net worth levels, and future-starting leverage and interest coverage hurdles, and (vi) certain new restrictions on dividends, additional indebtness, investments and capital expenditures. See Item 3.-Defaults Upon Senior Securities and Item 5.-Other Information for additional information.

         As of September 30, 1999, GBC had the equivalent of $374.4 million of borrowings outstanding under the Revolving Credit Facility.

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

         GBC's State of Readiness

         In early 1998 GBC established a Year 2000 Task Force which is directed by GBC's Chief Information Officer. The Task Force has identified and reviewed GBC's hardware and software systems, embedded technological systems, GBC's product offerings, and material third party relationships. GBC's state of readiness is as follows:

         - Substantially all of its hardware systems are Year 2000 compliant.

         - Certain software systems have been modified or replaced to become Year 2000 compliant.

         - Surveys have been sent to more than 380 material third party suppliers. Approximately 84% of the surveys have been returned and are currently being assessed by management of GBC's Business Units to determine if the failure of any material supplier to have its products or services compliant could have a materially adverse affect on the results of GBC's business or operations. We are in the process of following-up with the remaining suppliers to ensure compliance.

         - The significant projects currently in process are summarized below:


Operating Function            Project                               Current Status         Target Completion
-------------------------------------------------------------------------------------------------------------------
North American Document       Remediate order processing,           Completed              Completed
Finishing and Films           distribution and financial systems

                              Replace manufacturing systems at      Completed              Completed
                              five sites

North American Office         Remediate order processing,           Completed              Completed
Products                      distribution and financial systems

European Document             Replace order processing,             Implemented at 12      December 1999
Finishing and Office          manufacturing, distribution and       of 13 sites
Products                      financial systems
-------------------------------------------------------------------------------------------------------------------

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

         The Risks of the Company's Year 2000 Issues and Contingency Plans

         GBC believes that any Year 2000 issues that could significantly impact its operations have been identified and that replacement or remediation efforts have been implemented. GBC has prioritized its European implementation project focusing on early readiness for its most significant European operations. GBC believes that non-compliance of any European operation on January 1, 2000 will not cause any material disruption to its business or operations as a whole and that, in such event, contingency plans will have been implemented to bridge any period of non-compliance. GBC will have personnel on site January 1, 2000 to detect and correct any residual problems which may arise, and has developed contingency plans to ensure that it will be able to operate critical areas of the business. GBC believes that it has adequately addressed the risks of the Year 2000 issues, and in a worst case scenario, the Company could experience minor operational disruptions. However, management believes that any minor operational disruptions would not have a material impact on GBC's financial position.

PART II. OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

         As of the close of the fiscal quarter ending September 30, 1999, the Company was not in compliance with certain financial performance covenants contained in the multicurrency revolving credit facility. Pursuant to an amendment and restatement of such facility, dated and effective November 12, 1999, the lenders thereunder waived such non-compliance. No default, event of default or material non-compliance exists under said facility, as amended, as of the date hereof.

Item 5.  Other Information

         Concurrent with the execution of the amendment and restatement of the Company's multicurrency revolving credit facility, the Company and each of its domestic subsidiaries granted liens and security interests in substantially all of their owned real property and tangible and intangible personal property, including certain equity interests of the Company and its domestic subsidiaries in certain foreign subsidiaries (in each case not more than 65% of the aggregate outstanding voting shares). Such liens secure the performance by the Company and such subsidiaries who are parties to the multicurrency revolving credit facility of all of their duties and obligations under such facility as well as certain hedging obligations owed to certain of the Company's senior lenders and their affiliates.

Item 6.  Exhibits and Reports on Form-8K

         (a)  Exhibit 10 Material Contracts:

              (i) Amended and Restated Multicurrency Credit Agreement, dated as of November 12, 1999 among the Issuer and GBC Nederland B.V., each of the guarantors party thereto, the lenders party thereto in their capacities as lenders thereunder and Harris Trust and Savings Bank, as administrative agent.

              (ii) Summary of Exhibits and Schedules as referred to in the
                   Amended and Restated Multicurrency Credit Agreement dated as of November 12, 1999.

              Exhibit 27:

              Financial Data Schedule for the nine months ended September 30, 1999.

         (b)  Reports on Form 8-K:  None.

SIGNATURE

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GENERAL BINDING CORPORATION

                                            By: /s/ Terry G. Westbrook
                                                --------------------------------

                                                Terry G. Westbrook
                                                Senior Vice President and Chief
                                                Financial Officer

                                                November 15, 1999