Form 10-K
period 1999-12-31
GENERAL BINDING CORP
filed 2000-03-22
CIK 40461

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________ to ________

                          Commission file number 0-2604

                           GENERAL BINDING CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                    36-0887470
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

ONE GBC PLAZA, NORTHBROOK, ILLINOIS         60062
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (847) 272-3700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                            Name of each exchange
Title of each class                         on which registered
--------------------------------------------------------------------------------
COMMON STOCK, $.125 PAR VALUE               NASDAQ
CLASS B COMMON STOCK, $.125 PAR VALUE       --
SENIOR SUBORDINATED NOTES, DUE 2008         --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

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

As of February 29, 2000, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $39,514,082. (Estimated solely for the purpose of completing this cover page.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  OUTSTANDING AT
CLASS                                                          FEBRUARY 29, 2000
Common Stock, $.125 par value                                         13,338,898
Class B Common Stock, $.125 par value                                  2,398,275

DOCUMENTS INCORPORATED BY REFERENCE                           WHERE INCORPORATED
Definitive Proxy Statement for the Annual Meeting
of Stockholders to be held May 9, 2000.                         Parts III and IV

TABLE OF CONTENTS                                           GBC and Subsidiaries
--------------------------------------------------------------------------------

CONTENTS AND CROSS REFERENCE SHEET
FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K                                                  PAGE

PART I
Item 1.       Business........................................................................................33

Item 2.       Properties......................................................................................36

Item 3.       Legal Proceedings...............................................................................36

Item 4.       Submission of Matters to a Vote of Security Holders.............................................36

PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...........................37

Item 6.       Selected Financial Data.........................................................................37

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........38

Item 8.       Financial Statements and Supplementary Data.....................................................46

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............75

PART III
Item 10.      Directors and Executive Officers of the Registrant..............................................75

Item 11.      Executive Compensation..........................................................................75

Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................75

Item 13.      Certain Relationships and Related Transactions..................................................75

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................75

Signatures....................................................................................................76

Supplemental Information......................................................................................77

PART I                                                      GBC and Subsidiaries
--------------------------------------------------------------------------------
(000 omitted except per share amounts, ratio data, number of shares outstanding and number of employees)


ITEM 1. BUSINESS

GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION
General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or the "Company") are engaged in the design, manufacture and distribution of branded office equipment, related supplies and thermal laminating films. GBC is organized into four primary business groups, with each group comprised of similar products and services. The Office Products Group's major products include desktop binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories. The Films Group's primary products include thermal films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group's major products include binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The European group distributes the Office Products and Document Finishing Group's products to customers in Europe. Additionally, the Europe Group exports products to certain European countries and other parts of the world. The Company's products are either manufactured in one of GBC's 17 plants located throughout the world or sourced from third parties. GBC products are sold through a network of direct sales and telemarketing personnel, office product superstores, wholesalers, contract/commercial stationers and other retail dealers.

The following table summarizes the percentage of revenue derived from the sales of office equipment and supplies and service for the last three fiscal years:

                                        1999      1998      1997
-------------------------------------------------------------------
Office equipment (1)                     45%       48%       45%
Related supplies and service (1)(2)      55%       52%       55%
-------------------------------------------------------------------

(1) Financial information by business group and geographical area is included in Note 13 to the Consolidated Financial Statements.

(2)  Includes ringmetal business for 1997 and the first half of 1998.


Acquisitions
GBC has made significant acquisitions during the time period covered by this filing. For additional information, see Note 15 to the Consolidated Financial Statements and the Acquisitions and Other Business Combinations in Management's Discussion and Analysis.

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

Dependence on Major Customers
No single customer would have accounted for more than 10% of GBC's net sales in 1999. However, GBC does have certain major customers. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

Order Backlog and Seasonal Variations
GBC's order backlog is not considered a material factor in the Company's business, nor is the business seasonal in any material respect.

PART I                                                      GBC and Subsidiaries
--------------------------------------------------------------------------------


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

Dependence on Certain Manufacturing Sources
GBC relies on GMP Co. Ltd. ("GMP"), in which the Company holds an equity interest of approximately 20%, as its sole supplier of many of the laminating machines it distributes. GBC has a long-term supply contract with GMP, however, there can be no assurance that GMP will be able to perform any or all of its contractual obligations to the Company. GMP's equipment manufacturing facility is located in the Republic of Korea and its ability to fulfill GBC's requirements for laminating machines could be affected by economic, political and governmental conditions in that country and in other parts of Asia. Although GBC believes alternative suppliers could be found, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. There can be no assurance that GBC would be able to find an alternative supplier or suppliers on a timely basis or on favorable terms. Any material disruption in GBC's ability to deliver orders for laminating machines on a timely basis could have a material adverse effect on GBC's reputation with customers and its financial position or results of operations.

Risks Associated with International Operations
GBC has significant operations outside the United States. Approximately 33% of GBC's 1999 revenues were from international sales. GBC's international operations may be significantly affected by economic, political and governmental conditions in the countries where GBC has manufacturing facilities or where its products are sold. In addition, changes in economic or political conditions in any of the countries in which GBC operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of GBC or expropriation of the Company's assets. GBC's operations and financial position may also be adversely affected by significant fluctuations in the value of the United States dollar relative to international currencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

PART I                                                      GBC and Subsidiaries
--------------------------------------------------------------------------------


Environmental Matters
GBC and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often, capital and operating expenses to comply can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as "Superfund"), in the United States, impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water, buildings, and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by GBC as well as at properties the Company currently owns and operates, and properties to which hazardous substances were sent by GBC, may result in liability for the Company under Environmental Laws. As a manufacturer, GBC has an inherent risk of liability under Environmental Laws both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. There can be no assurance that the costs of complying with Environmental Laws, any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on the Company's financial position or results of operations.

Research and Development
Research and development expenditures amounted to approximately $7,399,000 in 1999, $7,834,000 in 1998 and $8,031,000 in 1997. All research is funded by GBC.

Employees
As of December 31, 1999, GBC employed approximately 5,163 people worldwide. Employee relations are considered to be excellent.

PART I                                                      GBC and Subsidiaries
--------------------------------------------------------------------------------


ITEM 2. PROPERTIES

In addition to the manufacturing and distribution locations listed below, GBC operates sales and service offices throughout the world. GBC also has a 65,000 square foot world headquarters building in Northbrook, Illinois and a 33,000 square foot business group headquarters building in Skokie, Illinois. Management believes that the Company's manufacturing facilities are suitable and adequate for its operations and are maintained in a good state of repair.

Major manufacturing and distribution is conducted at the following locations:

                                                                 APPROXIMATE AREA IN THOUSAND SQ. FT.
LOCATION                                                              MANUFACTURING  DISTRIBUTION   OWNERSHIP
------------------------------------------------------------------------------------------------------------------
Booneville, Mississippi (3)             Manufacturing/Distribution         770           211        GBC owned
Ashland, Mississippi (3)                Manufacturing                      180            --        GBC owned
Hanover Park, Illinois (1),(2)          Distribution                        --           105           Leased
Addison, Illinois (2)                   Manufacturing                       95            35        GBC owned
Pleasant Prairie, Wisconsin (1),(3)     Manufacturing                      100            --           Leased
Basingstoke, England (4)                Distribution                        --            60           Leased
Buffalo Grove, Illinois (1),(3)         Manufacturing                       83            --           Leased
Arcos de Valdevez, Portugal (4)         Manufacturing                       68            --        GBC owned
Lincolnshire, Illinois (1)              Manufacturing                       71            --           Leased
Pleasant Prairie, Wisconsin (1),(3)     Manufacturing                       56            --           Leased
Nuevo Laredo, Mexico (1),(3)            Manufacturing                       85            --           Leased
Lottstetten, Germany (4)                Manufacturing/Distribution          29            --           Leased
Kerkrade, Netherlands (2)               Manufacturing/Distribution          39            42        GBC owned
Hagerstown, Maryland (2)                Manufacturing                       33            --        GBC owned
Amelia, Virginia (1)                    Manufacturing                       26            --        GBC owned
Madison, Wisconsin (2)                  Manufacturing                       36            --           Leased
Tornaco, Italy (4)                      Manufacturing/Distribution          59            --           Leased
Vaughn, Canada (3)                      Distribution                        --            58           Leased
Don Mills, Ontario, Canada (1)          Manufacturing/Distribution          15            17           Leased
Born, Netherlands (4)                   Distribution                        --            63           Leased
------------------------------------------------------------------------------------------------------------------

(1) Document Finishing Group, (2) Films Group, (3) Office Products Group, (4) Europe


ITEM 3. LEGAL PROCEEDINGS

GBC is not a party to any material pending legal proceedings, and neither GBC nor any of its officers or directors are aware of any material contemplated proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF 1999

None.

PART II                                                     GBC and Subsidiaries
--------------------------------------------------------------------------------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Price Range
The following table shows the range of closing prices for GBC's common stock as quoted on the NASDAQ National Market System for the calendar quarters indicated below:

                                             SHARE PRICES
                                1999                                1998
                    HIGH        LOW         CLOSE       HIGH        LOW         CLOSE
-----------------------------------------------------------------------------------------
                                                                                    >
First quarter     $40         $21 3/4     $25 15/16   $33 3/16    $29 9/16    $32 9/16
Second quarter     30 13/32    17 7/8      23 1/2      37 1/8      31          36 13/16
Third quarter      24          14 1/2      20 1/4      39 15/16    32 13/16    32 3/16
Fourth quarter     19 1/8       6 11/16    11 3/4      41 3/4      26 5/8      37 1/4
-----------------------------------------------------------------------------------------

Approximate Number of Equity Security Holders

                                                   NUMBER SHAREHOLDERS OF RECORD
TITLE OF CLASS                                           AS OF FEBRUARY 29, 2000
--------------------------------------------------------------------------------
Common Stock, $.125 par value                                              755*
Class B Common Stock, $.125 par value                                        1
--------------------------------------------------------------------------------
* Per latest report of the Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one shareholder of record.


Dividends
The following table lists dividends paid per share during the calendar quarters indicated below:

                                   DIVIDENDS PAID
                               1999              1998
--------------------------------------------------------
First Quarter                 $ .12             $ .11
Second Quarter                  .12               .11
Third Quarter                   .06               .11
Fourth Quarter                   --               .12
--------------------------------------------------------
   Total                      $ .30             $ .45
--------------------------------------------------------

As discussed in Note 8 to the Consolidated Financial Statements, GBC amended and restated its Revolving Credit Facility in the fourth quarter of 1999. Under terms of the Revolving Credit Facility, the Company is currently restricted from paying dividends.



ITEM 6. SELECTED FINANCIAL DATA

(000 omitted except per share and ratio data):

                                                      1999           1998          1997          1996          1995
---------------------------------------------------------------------------------------------------------------------
Net sales                                        $ 901,887      $ 922,414     $ 770,001     $ 536,836     $ 458,391
Net (loss) income                                  (56,676)        23,792        28,667        25,213        21,500
Net (loss) income per Common Share (1) (2)
   Basic                                         $   (3.60)     $    1.51     $    1.82     $    1.60     $    1.37
   Diluted                                           (3.60)          1.50          1.80          1.59          1.36
Cash dividends declared per Common Share (2)           .30            .45           .44           .43           .42
Capital expenditures                                22,823         29,926        29,619        27,778        15,046
Current assets                                     359,033        398,643       327,745       237,214       180,648
Current liabilities                                168,727        157,218       152,102       112,129        83,828
Working capital                                    190,306        241,425       175,643       125,085        96,820
Current ratio                                          2.1            2.5           2.2           2.1           2.2
Total assets                                     $ 822,492      $ 885,838     $ 692,914     $ 393,706     $ 298,872
Long-term debt                                     454,459        490,591       324,070        87,029        43,890
Stockholders' equity                               149,611        203,187       191,043       172,132       154,141
---------------------------------------------------------------------------------------------------------------------

(1) Earnings per share data for 1995-1996 has been restated for the adoption of SFAS 128, "Earnings Per Share."
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998
Sales
GBC reported 1999 sales of $901.9 million, a decrease of $20.5 million or 2.2% compared to 1998. Excluding the impact of the US RingBinder sale and the Ibico acquisition in 1998, sales decreased $29.2 million or 3.2%. Net sales by business segment are summarized below:


                               YEAR ENDED DECEMBER 31,
                                   1999           1998
--------------------------------------------------------
Document Finishing Group      $ 203,127       $208,396
Films Group                     159,145        154,616
Office Products Group           349,949        354,209
Europe Group                    140,253        148,772
All Other                        49,413         56,421
--------------------------------------------------------
   Total Sales                $ 901,887       $922,414
--------------------------------------------------------


Sales for the Document Finishing Group decreased by $5.3 million or 2.5% in 1999 compared to 1998. The decrease was primarily due to reduced sales in the U.S. direct sales operations. Sales were weak during 1999 as a result of higher-than-expected employee turnover subsequent to the restructuring programs initiated during the second quarter. Sales for the Films Group during 1999 increased $4.5 million or 2.9% compared to 1998. The increase in Films sales was due to higher unit volumes of laminating films. The Office Products Group's sales during 1999 decreased $4.3 million or 1.2% (or approximately $25.7 or 7.3% excluding the impact of the two additional months of Ibico sales in 1999) when compared to 1998. The most significant factors driving the decrease in Office Products Group's sales was lower shredder sales during 1999 compared to 1998. In addition, the Office Products Group changed many of its retail merchandising displays and products ("Plan-O-Grams") during 1999. The Plan-O-Gram changes resulted in an unusually high level of customer credits issued, as well as increases in credit return reserves for merchandise expected to be returned. Sales in the Europe Group decreased $8.5 million or 5.7% (or approximately $21.3 or 14.3% excluding the impact of the two additional months of Ibico sales in
1999) compared to 1998. The most significant factor impacting Europe were losses associated with the visual communications business in the UK (see sections on inventory rationalization and write-down charges and the write-down of long-lived assets below).

Gross Margins, Costs and Expenses
The gross profit margin in 1999, excluding the inventory rationalization and write-down charges, decreased to 40.8% compared to 43.4% in 1998. The gross profit margin percentage for the Document Finishing Group was flat in 1999 compared to 1998. The significant level of Plan-O-Gram changes discussed above had a significant negative impact on the gross profit of the Office Products Group during 1999. Gross profit margins in the Films Group declined primarily due to price competition on commercial laminating films. Gross profit margins in Europe were significantly impacted by higher manufacturing costs associated with the visual communications business in the U.K.

Selling, service and administrative expenses increased 6.2% in 1999 compared to 1998. As a percentage of sales, the selling, service and administrative expenses increased to 36.2% in 1999, compared to 33.3% in 1998. Within the Office Products Group, selling expenses were negatively impacted by significantly higher customer rebate and allowance programs, along with higher distribution expenses associated with servicing certain customers selling Ibico products. Selling, service and administrative expenses for the Document Finishing Group declined slightly on a year-to-date basis in 1999 compared to 1998. However, for both the Document Finishing Group and Europe, selling service and administrative expenses declined significantly during the fourth quarter as a result of the cost saving and restructuring actions taken by the Company earlier in 1999.

Operating Income
Operating income for GBC's business segments is summarized below. This presentation of operating income excludes the inventory rationalization and write-down charges, the restructuring provision, the write-down of long-lived assets, interest expense, and other income and expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


                                  OPERATING INCOME
                               YEAR ENDED DECEMBER 31,
                                   1999           1998
--------------------------------------------------------
Document Finishing Group       $ 29,004       $ 28,130
Films Group                      31,630         33,626
Office Products Group            20,052         54,089
Europe Group                     (7,543)         5,843
All Other (1)                   (43,066)       (39,187)
--------------------------------------------------------
Operating Income               $ 30,077       $ 82,501
--------------------------------------------------------

(1) All other includes shared expenses not allocated to the specific segments, unallocated goodwill amortization, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for 1999 decreased by $51.8 million to $30.7 million, compared to $82.5 million for 1998. This decrease is primarily due to issues associated with the Office Products and Europe Groups. The Office Products Group's gross profit margins were negatively impacted by a high level of customer credits and returns primarily associated with the Plan-O-Gram changes. In addition, customer rebate and allowance program costs increased significantly in 1999 compared to 1998. In Europe, GBC incurred substantial operating losses in 1999 related to the manufacturing of visual communications products in the U.K. along with higher losses in the France operations. Management initiated restructuring and other programs during 1999 to address these, as well as other, operating issues encountered during 1999.

Amortization of goodwill and related intangibles increased by $0.5 million in 1999 as a result of a full year of amortization related to the Ibico acquisition. Other income was $0.6 million in 1999 compared to expense of $0.4 million 1998. The most significant factor affecting this increase was higher interest income on money market investments during the fourth quarter of 1999.

Interest Expense
Interest expense increased $7.1 million ($45.7 million in 1999 compared to $38.6 million in 1998) primarily as a result of increased average borrowings under the Revolving Credit Facility, and the impact of having the $150 million in 9 3/8% Senior Subordinated Notes outstanding for a full year in 1999 (the Notes were issued in May 1998 primarily to fund the acquisition of Ibico). In addition, interest expense was unfavorably impacted by higher average interest rate spreads during 1999, interest related expenses incurred with the amendments of GBC's revolving credit facility, and interest expense related to increased fourth quarter borrowings which was somewhat offset by interest income on money market investments.

Restructuring and Other Expenses
During 1999 GBC recorded pre-tax charges for restructuring and other expenses totaling $19.6 million. GBC's restructuring activities have been focused on consolidating European distribution and administrative functions, streamlining the sales functions of the Document Finishing Group, and closing or rationalizing certain of the Company's other distribution and manufacturing operations. The restructuring charges primarily consist of severance, early retirement benefits, lease cancellation expenses and fixed asset write-offs related to facility costs. See Note 4 to the Consolidated Financial Statements for additional information.

Inventory Rationalization and Write-down Charges
During 1999, GBC recorded pre-tax charges of $22.1 million related to inventory rationalization and write-downs (see Note 6 to the Consolidated Financial Statements). Approximately $16.0 million of these charges relate to GBC's worldwide product line and SKU rationalization program, which is focused on eliminating overlapping product lines and those which yield sub-par profitability. The remaining expense of $6.1 million is to write down the inventory of the visual communications business in the U.K. to its net realizable value. During the third quarter of 1999 GBC decided to exit the manufacturing of visual communications products in the U.K., but will continue to offer certain branded products by sourcing these products from third party vendors.

Write-Down of Intangible and Long-Lived Assets
During the third quarter of 1999, GBC decided to exit the manufacturing and marketing of certain visual communication products in the U.K. In addition to restructuring-related charges, the exit of this business triggered the write-off of goodwill associated with the Allfax acquisition along with the write-down of certain capital assets to their net realizable value.

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


Income Taxes
GBC's worldwide effective tax rate for 1999 was a benefit of 13.1%, compared to an expense rate of 40.5% in 1998. The 1999 tax benefit is recorded at an effective rate of 13.1% which varies significantly from statutory rates. The variance results from the taxing jurisdictions in which the operating losses and special charges are generated. Further, the effective tax rate is unfavorably impacted as certain operating losses and charges are not benefitted as their realizability may be unlikely at this time. Finally, as a result of certain capital losses triggered in 1999, GBC will receive a benefit (refund) as a result of a tax allocation agreement with Lane Industries. GBC has accounted for this benefit as a capital contribution from Lane Industries, rather than an increase to the 1999 tax benefit. See Note 12 to the Consolidated Financial Statements for additional information.

Net Loss
GBC incurred a net loss of $56.7 million for 1999 ($3.60 per share), which was a decrease of $80.5 million from net income of $23.8 million ($1.51 per share) reported during 1998. The 1999 results were negatively impacted by: a) lower operating earnings in the Office Products and Europe Groups; b) non-recurring charges and expenses for restructuring, inventory rationalization and write-down, and write-down of intangible and long-lived assets; c) higher interest expense; and d) a lower effective income tax benefit.

1998 COMPARED TO 1997
Sales
GBC reported sales of $922.4 million in 1998, a 19.8% increase over 1997 sales of $770.0 million. The acquisitions of Ibico and Allfax contributed $106.2 million of the increase. Excluding the effect of acquisitions, 1998 sales increased by 6.0%. Net sales by business segment are summarized below:

                               YEAR ENDED DECEMBER 31,
                                   1998           1997
--------------------------------------------------------
Document Finishing Group       $208,396       $195,945
Films Group                     154,616        152,917
Office Products Group           354,209        266,774
Europe Group                    148,772         77,644
All Other                        56,421         76,721
--------------------------------------------------------
   Net Sales                   $922,414       $770,001
--------------------------------------------------------

Sales for the Document Finishing Group increased by $12.5 million or 6.4% in 1998 compared to 1997. The increase was primarily due to higher service revenues and stronger sales in the Information Packing division. Sales for the Films Group during 1998 were relatively flat, increasing $1.7 million or 1.1% compared to 1997 sales. The Office Products Group's sales during 1998 increased $87.4 million or 32.8% (or approximately $43.1 or 16.2% excluding the increase due to the Ibico acquisition) when compared to 1997. The Office Products Group's sales increases were primarily a result of significantly higher sales of paper shredders and increased sales of laminators and related supplies. Sales in the Europe Group increased $71.2 million or 91.8% (or approximately $15.3 or 19.7% excluding the impact of the Ibico and Allfax acquisitions) compared to 1998.

Gross Margins, Costs and Expenses
The gross profit margin improved in 1998 to 43.4%, compared to 42.8% in 1997. The Films Group's gross margins were favorably impacted by manufacturing efficiencies in the production of laminating films, and lower costs associated with purchasing certain raw materials and finished product from vendors in the Far East. In addition, the Films Group obtained certain price reductions as a result of the weakening of the Korean won during 1998. Gross margins in the Document Finishing, Office Products, and Europe Groups were relatively flat in 1998 compared to 1997.

Selling, service and administrative expenses increased 24.3% in 1998, primarily as a result of the acquisition of Ibico. Selling, service and administrative expenses as a percentage of sales increased to 33.3% in 1998, compared to 32.1% in 1997. Selling, service and administrative expenses were relatively flat for the Document Finishing and Films Groups in 1998 compared to 1997. Expenses for the Office Products Group increased due to higher rebate and customer allowance programs for certain customers. Selling service and administrative expenses in Europe in 1998 increased due to higher selling and distribution expenses, as well as costs associated with the integration of Ibico in Europe, when compared to 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


Amortization of goodwill and related intangibles increased by $2.8 million in 1998 as a result of increased amortization related to acquisitions.

Operating Income
Operating income for GBC's business segments is summarized below. This presentation of operating income excludes interest expense and other income and expense.

                               YEAR ENDED DECEMBER 31,
                                   1998           1997
--------------------------------------------------------
Document Finishing Group        $28,130        $23,077
Films Group                      33,454         31,906
Office Products Group            54,089         45,193
Europe Group                      5,843          3,969
All Other                       (39,015)       (29,813)
--------------------------------------------------------
   Total Sales                  $82,501        $74,332
--------------------------------------------------------


Operating income for 1998 increased by $8.2 million to $82.5 million, compared to $74.3 million for 1997. Operating income for the Document Finishing Group increased $5.1 million in 1998 as a result of higher sales and gross profit compared to 1997, while selling, service and administrative expenses remained flat. Operating income for the Films Group increased $1.5 million in 1998 primarily due to increases in gross profit. The Office Products Group operating income increased as a result of the Ibico acquisition. Operating income in Europe increased $1.9 million in 1998 due to the Ibico acquisition, which was partially offset by the higher selling, distribution, and acquisition integration costs incurred in 1998. The most significant factor affecting All Other during 1998 was higher goodwill amortization related to acquisitions.

Interest Expense
Interest expense increased $14.1 million ($38.6 million in 1998 compared to $24.5 million in 1997) primarily as a result of increased borrowings under GBC's Revolving Credit Facility and the $150 million in 9 3/8% Senior Subordinated Notes. The increased debt was used to fund the Ibico and Allfax acquisitions and working capital requirements. In addition, the 9 3/8% Senior Subordinated Notes increased GBC's effective interest rate in 1998 compared to 1997.

Other Expense
Other expenses decreased by $1.1 million in 1998 compared to 1997. The most significant factor affecting this decrease was favorable currency gains in 1998 compared to losses in 1997.

Income Taxes
GBC's worldwide effective income tax rate was 40.5% in both 1998 and 1997. Many individual items are responsible for the make up of the overall effective tax rate. See Note 12 to the Consolidated Financial Statements for more details.

Net Income
Net Income decreased by 17.0% (or $4.9 million in 1998) to $1.51 per basic share (or $23.8 million) from $1.82 per basic share (or $28.7 million) in 1997. Increases in operating income during 1998 were offset by the $3.5 million loss from the sale of US RingBinder in the third quarter and additional costs (interest and goodwill amortization) as a result of the acquisitions.

Liquidity and Capital Resources
Management assesses the Corporation's liquidity in terms of its overall debt capacity and ability to generate cash from operations to fund its operating and investing activities. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms. GBC's primary sources of liquidity and capital resources were internally-generated cash flows, borrowings under GBC's revolving credit facilities, short-term borrowings from banks and the $150.0 million of the 9 3/8% Senior Subordinated Notes.

Despite sharply lower earnings, net cash provided by operating activities was $80.4 million in 1999, compared to $24.1 million in 1998 and $20.7 million in 1997. The increase in net cash provided by operating activities during 1999 was principally generated by significant reductions in inventory and accounts receivable, as well as increases in accounts payable and accrued liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


Despite the operating difficulties experienced during 1999, GBC was able to reduce its total debt position by $49.0 million during the year. Management believes that GBC's restructuring and SKU rationalization programs may yield additional benefits in future periods and may favorably impact cash flows from operating activities.

Capital expenditures during 1999 were $22.8 million, compared to $29.9 million during 1998 and $29.6 million during 1997.

Major projects in 1999 and 1998 included the implementation of business information systems in Europe and the U.S. ($5.0 million in 1999 and $6.5 million in 1998), equipping and setting up three manufacturing facilities in the U.S. ($0.4 million in 1999 and $4.9 million in 1998), facilities to support the integration of GBC's office products business subsequent to the acquisition of Ibico, and for tooling of new products.

GBC made no acquisitions during 1999. Acquisition investments totaled $147.9 million and $241.2 million in 1998 and 1997, respectively. Acquisitions in 1998 were primarily financed by GBC's Revolving Credit Facility and a $60.0 million borrowing from Lane Industries. A portion of the Revolving Credit Facility and all of the $60 million borrowing were repaid with the proceeds of the Senior Subordinated Notes in 1998. During the third quarter of 1998, GBC received approximately $15.5 million from the sale of its US RingBinder business. In 1997, acquisitions were primarily financed by borrowings under GBC's Revolving Credit Facility.

Cash dividends paid in 1999, 1998 and 1997 were $4.7 million, $7.1 million and $6.9 million or $0.30, $0.45 and $0.44 per share, respectively. Currently GBC is restricted from paying dividends under the terms of its Revolving Credit Facility.

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") with a group of international banks providing for revolving credit borrowings through January 2002. Effective November 12, 1999, GBC amended and restated the Revolving Credit Facility to provide additional financial flexibility through the facility's expiration date of January 2002. Management believes that the amended facility will provide GBC with the liquidity necessary to meet currently-anticipated operating and capital requirements. The amendment and restatement included among other things, (i) a decrease in the size of the facility to $410 million, (ii) the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries and a portion of the equity in most of its foreign subsidiaries as collateral, (iii) increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company, (iv) a new covenant setting minimum EBITDA levels, (v) more flexible covenants regarding net worth level and future-starting leverage and interest coverage hurdles, and
(vi) certain new restrictions on dividends, additional indebtedness, investments and capital expenditures. Management believes that GBC's current credit facilities are adequate to fund the Company's operating activities. See Note 8 to the Consolidated Financial Statements for additional information.

Market Risk Disclosures
GBC is exposed to market risk from changes in foreign currency exchange rates and interest rates which may affect the results of its operations and financial condition. GBC seeks to manage these risks through its regular operating and financing activities, and when deemed appropriate, through the use of derivative financial instruments. GBC does not use any derivative instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The methods used by GBC to assess and mitigate the market risks discussed herein should not be considered projections of future events and exposures.

Foreign Exchange Risk Management
As a result of GBC's global activities, GBC has assets, liabilities, loans and cash flows denominated in currencies other than the US dollar. From time to time, GBC utilizes a foreign exchange risk management program to manage its foreign exchange exposures to help minimize the adverse impact of currency movements. Certain loans and cash flows in the U.S. and in foreign countries are currently hedged through foreign currency forward contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of December 31, 1999 are presented below. All of the outstanding contracts have maturity dates in 2000. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. Selected information related to GBC's foreign exchange contracts as of December 31, 1999 is as follows (000 omitted):

                                                   AVERAGE                          FAIR        UNRECOGNIZED
                                                   EXCHANGE        NOTIONAL        MARKET           GAIN
FORWARD CONTRACTS AS OF DECEMBER 31, 1999            RATE           AMOUNT         VALUE           (LOSS)
-------------------------------------------------------------------------------------------------------------
Sale of Australian dollars                           1.55           $ 2.4          $ 2.4           $  --
Sale of British pounds                                .62             4.5            4.5              --
Sale of Canadian dollars                             1.47            13.8           14.0             (.2)
Sale of Dutch guilders                               2.04             2.6            2.4              .2
Sale of French francs                                6.45             1.9            1.9              --
Sale of German marks                                 1.93              .1             .1              --
Sale of Irish punts                                   .78              .1             .1              --
Sale of Japanese yen                               105.75             6.7            6.9             (.2)
Sale of Mexican pesos                               10.22             3.5            3.8             (.3)
Sale of New Zealand dollars                          1.96              .7             .7              --
Sale of Swiss francs                                 1.31              .5             .4              .1
Sale of other currencies                                             14.3           15.0             (.7)
-------------------------------------------------------------------------------------------------------------
    Total                                                           $51.1          $52.2           $(1.1)
-------------------------------------------------------------------------------------------------------------

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

The table below provides information about GBC's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in US dollar equivalents, which is GBC's reporting currency. Significant interest rate sensitive instruments as of December 31, 1999, were (000 omitted):

                                                          EXPECTED MATURITY DATE
                                                                                                            FAIR
                              2000       2001       2002       2003       2004   THEREAFTER    TOTAL       VALUE
-------------------------------------------------------------------------------------------------------------------
LIABILITIES
Long-term debt:
   Fixed Rate ($US)          $  --      $  --     $   --      $  --      $ 1.0     $150.0     $151.0      $ 64.8
   Average interest rate                   --         --         --        8.9%     9.375%      9.375%        --
   Variable Rate ($US)       $ 2.1      $ 0.8     $291.4      $ 0.1      $ 0.1     $ 11.1     $305.6      $305.6
   Average interest rate       7.3%       6.6%       8.4%      12.0%      12.0%       6.5%       8.3%         --
Short-term debt:
   Variable Rate ($US)       $13.4      $  --     $   --      $  --      $  --     $   --     $ 13.4      $ 13.4
   Average interest rate       4.2%        --         --         --         --         --        4.2%         --
-------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


                                                          EXPECTED MATURITY DATE
                                                                                                            FAIR
                              2000       2001       2002       2003       2004   THEREAFTER    TOTAL       VALUE
-------------------------------------------------------------------------------------------------------------------
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
   Fixed to Variable ($US)   $37.0      $40.0     $ 65.0      $20.0      $15.0     $ 10.0     $187.0      $185.6
   Average pay rate            6.0%       6.4%       6.3%       5.7%       5.9%       6.0%       6.1%         --
   Average receive rate        6.2        6.2        6.1        6.1        6.2        6.2        6.1          --
Interest Rate Caps:
   Fixed to Variable ($US)   $  --      $ 5.0     $   --      $  --      $  --     $   --     $  5.0      $  5.0
   Cap rate                     --        7.5%        --         --         --         --        7.5%         --
-------------------------------------------------------------------------------------------------------------------

Refer to Notes 1, 2, 8 and 9 of the Consolidated Financial Statements for additional discussion of GBC's foreign exchange and financial instruments.

YEAR 2000 COMPLIANCE
GBC completed all significant Year 2000 projects prior to December 31, 1999 which had been identified by the Company. GBC did not experience any significant disruptions to its business directly related to Year 2000 issues or as a result of Year 2000 issues which may have impacted its vendors, suppliers and customers. Management believes that there are no significant risks to GBC resulting from Year 2000 issues which would affect the company's operations in the future.

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

The Euro conversion may affect cross-border competition by creating cross-border price transparency. GBC has assessed its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. GBC has also assessed its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro, and to accommodate the eventual elimination of the legacy currencies. GBC's currency risk and risk management programs for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. GBC will continue to evaluate issues involving the introduction of the Euro. Based on current information and GBC's current assessment, management does not expect that the Euro conversion will have a material effect on GBC's results of operations, financial condition or cash flows.

NEW ACCOUNTING STANDARDS
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 133 Establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires GBC to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated as a hedge and qualifies for hedge accounting. GBC will be required to implement SFAS No. 133 for its fiscal year 2001. GBC does not believe that the adoption of SFAS No. 133 will have a significant impact on its results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS                        GBC and Subsidiaries
--------------------------------------------------------------------------------


ACQUISITIONS AND OTHER BUSINESS COMBINATIONS
GBC has completed a number of acquisitions and other business combinations during the past three years. The following is a summary of transactions completed (dollars in millions):


                    COMPANY OR                           APPROXIMATE
                    BUSINESS ACQUIRED                    ANNUAL REVENUES OF
DATE                (PRINCIPAL LOCATION)                 ACQUIRED COMPANY (a)   PRODUCTS
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1999  Neschen (US)                            Joint Venture       Manufacturer of pressure sensitive films
November 30, 1998   Pelikan Quartet (Australia)             Joint Venture       Manufacturer of presentation boards
February 27, 1998   Ibico AG (Switzerland)                     $ 113.0          Manufacturer and distributor of binding and
                                                                                lamination equipment and supplies
January 22, 1998    Allfax group of companies (U.K.)           $   6.0          Manufacturer and distributor of visual
                                                                                communications products
August 27, 1997     Danka Datakey (Australia)                  $   1.0          Distributor and servicer of mailroom equipment
July 25, 1997       Printing Wire Supplies Ltd. (Ireland)      $   2.0          Manufacturer of wire binding supplies
July 23, 1997       Jenrite (New Zealand)                      $   2.0          Distributor of laminating equipment and supplies
June 13, 1997       Visucom (Australia)                        $   2.0          Manufacturer of presentation boards
April 23, 1997      Baker School Specialty Company (US)        $  17.0          Manufacturer of presentation boards
January 1, 1997     Quartet Manufacturing Company (US)         $ 149.0          Manufacturer of visual communication products
------------------------------------------------------------------------------------------------------------------------------------

(a) Approximate annual revenues at time of acquisition.

See Note 15 to the Consolidated Financial Statements for additional information on GBC's acquisitions.

PART II                                                     GBC and Subsidiaries
--------------------------------------------------------------------------------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      PAGE

Report of Independent Public Accountants .................................47

Consolidated Statements of Income ........................................48

Consolidated Balance Sheets ..............................................49

Consolidated Statements of Cash Flows ....................................50

Consolidated Statements of Stockholders' Equity ..........................51

Notes to Consolidated Financial Statements ...............................52

PART II                                                     GBC and Subsidiaries
--------------------------------------------------------------------------------


Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF GENERAL BINDING CORPORATION:
We have audited the accompanying consolidated balance sheets of General Binding Corporation ("GBC," a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of GBC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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



ARTHUR ANDERSEN LLP
CHICAGO, ILLINOIS
FEBRUARY 7, 2000

CONSOLIDATED STATEMENTS OF INCOME                           GBC and Subsidiaries
--------------------------------------------------------------------------------


                                                                             YEAR ENDED DECEMBER 31
                                                                      (000 omitted except per share data)
                                                                         1999           1998           1997
-----------------------------------------------------------------------------------------------------------------
SALES:
Domestic sales                                                      $ 596,451      $ 618,524      $ 543,361
International sales                                                   305,436        303,890        226,640
-----------------------------------------------------------------------------------------------------------------
   Total sales                                                        901,887        922,414        770,001
-----------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of sales:
   Product cost of sales, including development and engineering       534,198        521,936        440,625
   Inventory rationalization and write-down charges                    22,112             --             --
Selling, service and administrative                                   326,429        307,339        247,185
Amortization of goodwill and related intangibles                       11,183         10,638          7,859
Interest expense                                                       45,660         38,580         24,577
Restructuring and other expenses                                       19,576             --             --
Write-down of intangible and long-lived assets                          8,534             --             --
Loss on sale of US RingBinder                                              --          3,500             --
Other (income) expense, net                                              (587)           434          1,575
-----------------------------------------------------------------------------------------------------------------
   (Loss) income before taxes                                         (65,218)        39,987         48,180
Income taxes                                                           (8,542)        16,195         19,513
-----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                   $ (56,676)     $  23,792      $  28,667
-----------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of taxes:
   Foreign currency translation adjustments                            (2,753)        (2,423)        (3,073)
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME                                         $ (59,429)     $  21,369      $  25,594
-----------------------------------------------------------------------------------------------------------------
Net (loss) income per common share: (1)
   Basic                                                            $   (3.60)     $    1.51      $    1.82
   Diluted                                                              (3.60)          1.50           1.80
Dividends declared per common share (1)                                   .30            .45            .44
Weighted average number of common shares outstanding (2)               15,733         15,724         15,760
-----------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(2) Weighted average shares represents shares for the basic calculation and includes both Common Stock and Class B Common Stock.

CONSOLIDATED BALANCE SHEETS                                 GBC and Subsidiaries
--------------------------------------------------------------------------------


                                                                                             DECEMBER 31,
                                                                                (000 omitted except per share data)
                                                                                         1999              1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                           $  11,068         $   6,095
Receivables, less allowances for doubtful
   accounts and sales returns: 1999-$15,164, 1998-$9,871                              163,216           187,939
Inventories, net                                                                      126,347           164,517
Deferred tax assets                                                                    30,816            12,429
Other                                                                                  27,586            27,663
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  359,033           398,643
----------------------------------------------------------------------------------------------------------------------
Capital assets at cost:
Land and land improvements                                                              4,811             5,616
Buildings and leasehold improvements                                                   54,027            53,704
Machinery and equipment                                                               140,739           136,622
Computer hardware and software                                                         54,749            35,560
----------------------------------------------------------------------------------------------------------------------
Total capital assets at cost                                                          254,326           231,502
Less--accumulated depreciation                                                       (112,735)          (85,738)
----------------------------------------------------------------------------------------------------------------------
Net capital assets                                                                    141,591           145,764
----------------------------------------------------------------------------------------------------------------------
Goodwill, net of amortization                                                         283,059           304,649
Other                                                                                  38,809            36,782
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 822,492         $ 885,838
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                    $  64,487         $  51,669
Accrued liabilities:
   Salaries, wages and profit sharing contributions                                    13,730            12,157
   Deferred income on maintenance agreements                                           10,815            10,583
   Accrued distribution allowances                                                     22,808            16,049
   Restructuring reserve                                                                9,884                --
   Other                                                                               31,465            38,326
Notes payable                                                                          13,407            27,462
Current maturities of long-term debt                                                    2,131               972
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             168,727           157,218
----------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                               454,459           490,591
Other long-term liabilities                                                            20,296            13,760
Deferred tax liabilities                                                               29,399            21,082
Stockholders' equity:
   Common stock, $.125 par value; 40,000,000 shares authorized;
      15,693,747 shares issued and outstanding at December 31, 1999 and 1998            1,962             1,962
   Class B common stock, $.125 par value; 4,796,550 shares authorized;
      2,398,275 shares issued and outstanding at December 31, 1999 and 1998               300               300
   Additional paid-in-capital                                                          22,010            10,976
   Retained earnings                                                                  163,719           225,112
   Treasury stock--2,357,643 and 2,372,452 shares
      at December 31, 1999 and 1998, respectively                                     (27,096)          (26,632)
   Accumulated other comprehensive income                                             (11,284)           (8,531)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            149,611           203,187
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 822,492         $ 885,838
----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                       GBC and Subsidiaries
--------------------------------------------------------------------------------


                                                                                       YEAR ENDED DECEMBER 31
                                                                                            (000 OMITTED)
                                                                               1999              1998              1997
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                         $ (56,676)        $  23,792         $  28,667
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                              23,286            20,275            16,177
   Amortization                                                              16,998            13,638            11,031
   Restructuring and other expenses                                          19,576                --                --
   Inventory rationalization and write-down charges                          22,112                --                --
   Write-down of intangible and long-lived assets                             8,534                --                --
   Provision for doubtful accounts and sales returns                         14,395             4,636             3,530
   Provision for inventory reserves                                          11,888             6,200             4,252
   Increase in non-current deferred taxes                                     8,155             7,237             2,285
   (Increase) in other long-term assets                                      (2,450)           (3,101)           (5,336)
   Loss on sale of US RingBinder, pretax                                         --             3,500                --
   Other                                                                      5,645            (1,256)              316
Changes in current assets and liabilities:
   Decrease (increase) in receivables                                         9,479           (18,247)          (29,028)
   Decrease (increase) in inventories                                         1,005           (15,173)          (27,867)
   (Increase) in other current assets                                          (877)           (6,182)           (3,256)
   (Increase) decrease in deferred tax assets                                (8,121)           (3,432)            2,381
   (Decrease) increase in accounts payable and accrued liabilities            8,748            (7,517)           16,807
   (Decrease) increase in income taxes payable                               (1,331)             (243)              758
------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                              80,366            24,127            20,717
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                                        (22,823)          (29,926)          (29,619)
Payments for acquisitions and investments (net of cash acquired)                 --          (147,961)         (241,230)
Proceeds from sale of US RingBinder                                              --            15,529                --
Proceeds from sale of plant and equipment                                     2,922             6,873             4,702
------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                  (19,901)         (155,485)         (266,147)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from long-term borrowings-maturities greater than 90 days          289,000           210,000           290,100
Repayments of long-term debt-maturities greater than 90 days               (180,000)          (60,000)               --
Net change in borrowings-maturities of 90 days or less                     (156,323)            2,572           (39,733)
Increase in current portion of long-term debt                                 1,227               206                80
Payments for debt issuance costs                                             (3,498)           (8,638)               --
Dividends paid                                                               (4,717)           (7,075)           (6,935)
Purchases of treasury stock                                                    (536)           (3,566)           (1,011)
Proceeds from the exercise of stock options                                     636             1,415               942
------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                      (54,211)          134,914           243,443
Effect of exchange rates on cash                                             (1,281)           (1,214)             (981)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          4,973             2,342            (2,968)
Cash and cash equivalents at beginning of the year                            6,095             3,753             6,721
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                              $  11,068         $   6,095         $   3,753
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                         $   3,330         $  11,627         $  13,526
Interest paid                                                                40,348            35,865            23,626
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY             GBC and Subsidiaries
--------------------------------------------------------------------------------


(000 omitted except number of shares and per share data)

                                                                                             ACCUMULATED
                                                CLASS B  ADDITIONAL                             OTHER
                                     COMMON      COMMON    PAID IN     RETAINED   TREASURY  COMPREHENSIVE
                                     STOCK       STOCK     CAPITAL     EARNINGS     STOCK       INCOME     TOTAL
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996        $ 1,962      $ 300    $  8,564    $ 186,663  $ (22,322)  $  (3,035)  $ 172,132

1997 net income                          --         --          --       28,667         --          --      28,667
Dividends paid ($.44 per share)          --         --          --       (6,936)        --          --      (6,936)
Exercise of stock options                --         --       1,144           --        120          --       1,264
Purchase of treasury stock at cost       --         --          --           --     (1,011)         --      (1,011)
1997 translation adjustment              --         --          --           --         --      (3,073)     (3,073)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997          1,962        300       9,708      208,394    (23,213)     (6,108)    191,043

1998 net income                          --         --          --       23,792         --          --      23,792
Dividends paid ($.45 per share)          --         --          --       (7,074)        --          --      (7,074)
Exercise of stock options                --         --       1,268           --        147          --       1,415
Purchase of treasury stock at cost       --         --          --           --     (3,566)         --      (3,566)
1998 translation adjustment              --         --          --           --         --      (2,423)     (2,423)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998          1,962        300      10,976      225,112    (26,632)     (8,531)    203,187

1999 net loss                            --         --          --      (56,676)        --          --     (56,676)
Capital contribution (1)                 --         --      10,470           --         --          --      10,470
Dividends paid ($.30 per share)          --         --          --       (4,717)        --          --      (4,717)
Exercise of stock options                --         --         564           --         72          --         636
Purchase of treasury stock at cost       --         --          --           --       (536)         --        (536)
1999 translation adjustment              --         --          --           --         --      (2,753)     (2,753)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999        $ 1,962      $ 300    $ 22,010    $ 163,719  $ (27,096)  $ (11,284)  $ 149,611
-------------------------------------------------------------------------------------------------------------------

(1) Amount represents a capital contribution from GBC's majority shareholder under a tax sharing agreement, see Note 12 to the Consolidated Financial Statements for additional information.


SHARES OF CAPITAL STOCK
--------------------------------------------------------------------------------

                                                        CLASS B
                                    COMMON               COMMON                  TREASURY                 NET
                                    STOCK                 STOCK                  STOCK(1)                SHARES
-------------------------------------------------------------------------------------------------------------------
SHARES AT DECEMBER 31, 1996       15,693,747            2,398,275              (2,342,143)             15,749,879

Exercise of stock options                 --                   --                  50,581                  50,581
Purchase of treasury stock                --                   --                 (33,704)                (33,704)
-------------------------------------------------------------------------------------------------------------------
SHARES AT DECEMBER 31, 1997       15,693,747            2,398,275              (2,325,266)             15,766,756

Exercise of stock options                 --                   --                  61,863                  61,863
Purchase of treasury stock                --                   --                (109,049)               (109,049)
-------------------------------------------------------------------------------------------------------------------
SHARES AT DECEMBER 31, 1998       15,693,747            2,398,275              (2,372,452)             15,719,570

Exercise of stock options                 --                   --                  30,187                  30,187
Purchase of treasury stock                --                   --                 (15,378)                (15,378)
-------------------------------------------------------------------------------------------------------------------
SHARES AT DECEMBER 31, 1999       15,693,747            2,398,275              (2,357,643)             15,734,379
-------------------------------------------------------------------------------------------------------------------

(1)  Shares held in treasury are shares of Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) CONSOLIDATION
The consolidated financial statements include the accounts of GBC and its domestic and international subsidiaries. All consolidated subsidiaries have December 31 fiscal year ends. Certain subsidiaries were converted from November 30 year ends to December 31, however, this did not have a material impact on GBC's 1999 operating results. Intercompany accounts and transactions have been eliminated in consolidation. Investments in significant companies which are 20% to 50% owned are treated as equity investments and GBC's share of earnings is included in income.

Certain amounts for prior years have been reclassified to conform to the 1999 presentation.

(B) CASH AND CASH EQUIVALENTS
Temporary cash investments with original maturities of three months or less are classified as cash equivalents.

(C) INVENTORY VALUATION
Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory costs include labor, material and overhead. Inventory balances are net of valuation allowances.

(D) DEPRECIATION OF CAPITAL ASSETS
Depreciation of capital assets for financial reporting is computed principally using the straight-line method over the following estimated lives:

-------------------------------------------------------
Buildings                                   15-35 years
Machinery and equipment                      2-20 years
Computer hardware and software                3-7 years
Leasehold improvements                    Term of lease
-------------------------------------------------------


(E) GOODWILL AND OTHER INTANGIBLE ASSETS
For financial reporting purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, generally 10 to 40 years. Accumulated amortization of goodwill and other intangible assets amounted to $33,261,749 at December 31, 1999 and $23,931,000 at December 31, 1998.

(F) INCOME TAXES
GBC's policy is to provide income taxes on the earnings of its international subsidiaries that are expected to be distributed to GBC. Prior to 1998, GBC provided for the current earnings of all international subsidiaries other than Canada and Mexico because it was expected that such earnings would be remitted to GBC. Beginning in 1998, income taxes are provided on the earnings of international subsidiaries when it is determined that they will be distributed to GBC. As of December 31, 1999, the cumulative amount of undistributed earnings of international subsidiaries upon which income taxes have not been recorded was approximately $25.0 million. In the opinion of management, this amount remains indefinitely invested in the international subsidiaries.

GBC is included in the consolidated US Federal Income tax return of its majority shareholder Lane Industries, Inc. The amount of income tax liability for which GBC will be responsible is determined by a Tax Allocation Agreement between the Company and Lane Industries. Beginning in 1999, any difference between GBC's liability on a "separate return" basis and that computed under the Tax Allocation Agreement is reflected in GBC's stockholders' equity. Prior to 1999, differences which were immaterial, were reflected in the Company's effective tax rate calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


(G) DEFERRED SERVICE INCOME
Income from service maintenance agreements is deferred and recognized over the term of the agreements (generally one to three years), primarily on a straight-line basis.

(H) USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

(I) FINANCIAL INSTRUMENTS
Many of GBC's financial instruments (including cash and cash equivalents, accounts and notes receivable, notes payable, and other accrued liabilities) carry short-term maturities. As such instruments have short-term maturities, their fair values approximate the carrying values. Approximately 70% of GBC's long-term obligations, including current maturities of long-term obligations, have floating interest rates. The fair value of these instruments approximates the carrying value.

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

GBC adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for the year ended December 31, 1998. This statement requires GBC to present information in the notes to the financial statements regarding reportable operating segments using the same basis as is used for internally evaluating segment performance and deciding how to allocate resources to segments. See Note 13 for further disclosures.

(2) FOREIGN CURRENCY EXCHANGE AND TRANSLATION
Foreign currency translation adjustments are included in other comprehensive income in the statements of consolidated income, and as a separate component of stockholders' equity.

The accompanying Consolidated Statements of Income include net gains and losses on foreign currency transactions. Such amounts are reported as other income (expense) and are summarized as follows (000 omitted):

                                       FOREIGN CURRENCY
YEAR ENDED DECEMBER 31,      TRANSACTION GAIN/(LOSS)(a)
-------------------------------------------------------
1999                                           $     15
1998                                                178
1997                                              (425)
-------------------------------------------------------

(a) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3) INVENTORIES
Inventories are summarized as follows (000 omitted):

                                     DECEMBER 31,
                                  1999           1998
-------------------------------------------------------
Raw material                   $  36,123      $  51,653
Work in progress                   6,192          6,533
Finished goods                   116,069        115,703
-------------------------------------------------------
Gross inventory                  158,384        173,889
Less reserves                    (32,037)        (9,372)
-------------------------------------------------------
   Net inventory               $ 126,347      $ 164,517
-------------------------------------------------------


(4) RESTRUCTURING AND OTHER EXPENSES
During 1999, GBC recorded restructuring and other charges totaling $19.6 million. The restructuring charge primarily consists of severance costs, early retirement benefits, lease cancellation expenses and fixed asset write-offs related to facility closures in conjunction with the rationalization of various functions and reductions in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

discretionary spending. Other expenses consist of consulting fees associated with projects to rationalize GBC's SKU product offering and to reorganize its supply chain management process. GBC's restructuring and other efforts will be focused in the following areas:

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

Approximately 700 positions, or about 12% of GBC's worldwide workforce, will be affected. The components of the restructuring and other expenses are as follows (000 omitted):

                                          YEAR ENDED
                                      DECEMBER 31, 1999
---------------------------------------------------------
Severance and early retirement benefits          $ 10.3
Lease cancellation expenses                         1.1
Asset write-off and write-downs                     2.0
All other                                           6.2
---------------------------------------------------------
Total restructuring and other expenses           $ 19.6
---------------------------------------------------------


Management believes that GBC is progressing, as originally planned on its previously announced restructuring activities, and that the restructuring provisions recorded will be adequate to cover estimated restructuring costs. Certain aspects of GBC's restructuring did not qualify for liability recognition as of December 31, 1999. GBC expects to recognize further restructuring charges in 2000, which are expected to be minimal, as these projects progress.

Changes in the restructuring reserve for year ended December 31, 1999 were as follows (000 omitted):

                                          YEAR ENDED
                                      DECEMBER 31, 1999
---------------------------------------------------------
Balance at December 31, 1998                    $  --
Provisions                                        19.6
Involuntary termination costs                     (6.6)
Other cash restructuring charges                  (1.4)
Non-cash restructuring charges                    (1.7)
---------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                    $  9.9
---------------------------------------------------------


(5) WRITE-DOWN OF INTANGIBLE AND LONG-LIVED ASSETS
GBC has decided to narrow the focus of its visual communications business in the U.K. and, as a result, will cease the manufacturing of writing boards and related supplies in the U.K. GBC had entered this business in the U.K. with the 1998 acquisition of Allfax. The charge consists of writing-off the unamortized goodwill of approximately $7.7 million related to the Allfax acquisition along with a $0.8 million write-down of fixed assets to their estimated net realizable values.

GBC plans on phasing out of manufacturing of writing boards and supplies in the U.K. by the first quarter of 2000. Subsequent to the cessation of manufacturing operations, GBC will continue to distribute a range of branded writing boards in Europe that will be sourced from a third party manufacturer.

(6) INVENTORY RATIONALIZATION AND WRITE-DOWN CHARGES
During the 1999 GBC embarked on a project to analyze and rationalize its SKU product offerings. This project identified overlapping product lines and products with sub-par profitability which will be eliminated from GBC's product offering. As a result of this project, a significant percentage of SKUs will be eliminated. The eliminated SKUs, however, represent an insignificant level of GBC's revenue and gross profit margin. An evaluation of the SKUs to be eliminated has resulted in a charge to cost of goods sold of approximately $16.0 million in 1999. This charge represents the write-down of finished goods and raw material inventory to its net realizable value.

In connection with the exit strategy described in Note 5 above, the inventory related to the U.K. writing board product line was evaluated. As a result, a charge to cost of sales of $6.1 million was recorded to write-down the finished goods and raw materials inventories to their net realizable values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


(7) RETIREMENT PLANS
GBC sponsors a 401(k) plan for its full-time employees. The participants of the 401(k) plan may contribute from 1% to 15% of their eligible compensation on a pretax basis. GBC makes annual contributions that match 100% of pretax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. GBC's contributions to the plan were $2,995,000 in 1999, $2,888,000 in 1998, and $2,344,000 in 1997.

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

The following tables provide a reconciliation of the changes in GBC's benefit plan obligations and the fair value of assets (000 omitted):


                                                                  PENSION BENEFITS                       OTHER BENEFITS
                                                             1999                  1998                 1999        1998
--------------------------------------------------------------------------------------------------------------------------
                                                     DOMESTIC  INTERNATIONAL DOMESTIC  INTERNATIONAL   DOMESTIC   DOMESTIC
--------------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:
   Benefit obligation at beginning of year           $  1,160    $ 16,443    $  3,262    $ 16,307      $  5,300    $4,055
   Interest cost                                           51         893          83         936           352       324
   Service cost                                          --           885        --           870           429       314
   Contributions                                         --           173        --          --            --        --
   Plan amendments                                       --          --          --          --            (442)     --
   Special Benefits                                      --          --          --          --             166      --
   Actuarial loss (gain)                                   35       3,327          97        (863)          502       755
   Acquisitions (divestitures)                           --          (714)     (1,878)       --            --        --
   Benefit payments                                      (556)     (1,586)       (404)       (818)         (428)     (148)
   Exchange rate fluctuations                            --          (265)       --            11          --        --
--------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    $    690    $ 19,156    $  1,160    $ 16,443      $  5,879    $5,300
--------------------------------------------------------------------------------------------------------------------------
Reconciliation of fair value of plan assets:
   Fair value of plan assets at
   beginning of year                                 $  1,624    $ 18,058    $  3,602    $ 17,763      $   --     $  --
   Actual return on plan assets                           267       2,657           8        (203)         --        --
   Contributions                                         --         2,003        --         1,452           428       148
   Divestitures                                          --          (631)     (1,582)       --            --        --
   Benefit payments                                      (556)     (1,586)       (404)       (818)         (428)     (148)
   Exchange rate fluctuations                            --          (387)       --          (136)         --        --
--------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year             $  1,335    $ 20,114    $  1,624    $ 18,058      $   --     $  --
--------------------------------------------------------------------------------------------------------------------------
Reconciliation of funded status:
   Funded status at end of year                      $    645    $    958    $    464    $  1,615      $ (5,879)  $(5,300)
   Unrecognized transition (asset) obligation            --          (434)       --          (630)          817     1,333
   Unrecognized prior service costs                      --           315        --           355          --        --
   Unrecognized loss (gain)                               391       1,583         532        (162)        2,215     1,830
--------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                $  1,036    $  2,422    $    996    $  1,178      $ (2,847)  $(2,137)
--------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998 (000 omitted):


                                       PENSION BENEFITS                            OTHER BENEFITS
                                 1999                        1998                1999         1998
-----------------------------------------------------------------------------------------------------
                           Domestic   International  Domestic   International  Domestic    Domestic
-----------------------------------------------------------------------------------------------------
Prepaid benefit cost        $ 1,036   $ 4,045          $   996   $ 2,983         $  --      $  --
Accrued benefit liability      --      (1,623)            --      (2,354)         (2,847)    (2,137)
Intangible asset               --        --               --        --              --         --
Accumulated other
   comprehensive income        --        --               --         549            --         --
-----------------------------------------------------------------------------------------------------
Net amount recognized       $ 1,036   $ 2,422          $   996   $ 1,178         $(2,847)   $(2,137)
-----------------------------------------------------------------------------------------------------



The following table provides the components of net periodic pension cost for the plans for 1999, 1998, and 1997 (000 omitted):


                                                               PENSION BENEFITS
                                        1999                        1998                       1997
-----------------------------------------------------------------------------------------------------------------
                                 Domestic   International    Domestic  International    Domestic  International
-----------------------------------------------------------------------------------------------------------------
Service cost                     $  --        $   963        $ --       $   870        $      7    $   857
Interest cost                         51          918            83         936             245        871
Expected return on plan assets      (120)      (1,353)         (150)     (1,321)           (334)    (1,112)
Amortization of unrecognized:
   Net transition asset             --           (114)         --          (117)           --         (115)
   Prior-service cost               --             33          --            33              10         33
   Net loss                           28           57            19          29             191         38
----------------------------------------------------------------------------------------------------------------
Net periodic pension cost        $   (41)     $   504        $  (48)    $   430        $    119    $   572
----------------------------------------------------------------------------------------------------------------


The following table provides the components of net periodic postretirement benefit cost for the plans for 1999, 1998, and 1997 (000 omitted):


                                                           OTHER BENEFITS
                                                   1999           1998          1997
----------------------------------------------------------------------------------------
                                                 Domestic       Domestic       Domestic
----------------------------------------------------------------------------------------
Service cost                                      $  429         $  315         $  170
Interest cost                                        352            324            239
Amortization of unrecognized:
   Net transition obligation                          74             95             95
   Net loss                                          117             44             19
----------------------------------------------------------------------------------------
Net periodic postretirement benefit cost             972            778            523
Special benefits charge                              166           --             --
Acquisition of Quartet Manufacturing Company        --             --              375
----------------------------------------------------------------------------------------
Total recognized postretirement benefit cost      $1,138         $  778         $  898
----------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:


                                                                    PENSION BENEFITS                           OTHER BENEFITS
                                                          1999                           1998                 1999        1998
--------------------------------------------------------------------------------------------------------------------------------
                                                   Domestic  International       Domestic  International    Domestic   Domestic
--------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:
Discount rate                                        7.75%     2.0-7.0%            7.0%       2.5-8.0%       7.75%       7.0%
   Expected return on plan assets                    9.50%     2.5-9.0%            9.5%       4.5-9.0%        N/A        N/A
   Rate of compensation increase                      N/A      3.0-4.5%            N/A        3.5-5.0%        N/A        N/A
--------------------------------------------------------------------------------------------------------------------------------


For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease to a rate of 6% during 2000 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (000 omitted):


                                                                 1% INCREASE     1% DECREASE
----------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
   net periodic postretirement health care benefit cost          $   77         $  (68)

Effect on the health care component of the accumulated
   postretirement benefit obligation                             $  327         $ (298)
----------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


(8) DEBT AND CREDIT ARRANGEMENTS

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks which provides for up to the equivalent of $410 million of revolving credit borrowings through January 2002. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Outstanding borrowings under the Revolving Credit Facility totaled $291.2 million at December 31, 1999. Interest and facility fees are payable at varying rates as specified in the loan agreement. As of December 31, 1999, the applicable facility fee was 0.5% per annum. Amounts outstanding under the Revolving Credit Facility are classified as long-term debt on GBC's balance sheet.

Under the most restrictive covenants applicable as of December 31, 1999, GBC must meet certain EBITDA targets each quarter though the first fiscal quarter of 2001. The amendment and restatement also provides for more flexible covenants regarding net worth levels, future-starting leverage and interest coverage hurdles, the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility. In addition, there are certain new restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with these covenants as of December 31, 1999. For more specific details see the amended and restated Revolving Credit Facility agreement which is included within GBC's 1999 Third Quarter Report on Form 10-Q.

In May 1998, GBC issued $150 million of 9 3/8% Senior Subordinated notes due November 2008. The net proceeds received from the issuance of the notes totaled $146.1 million, which were primarily used to finance the purchase of Ibico AG. The Senior Subordinated notes are guaranteed by certain subsidiaries of GBC. See
Note 16 to the Consolidated Financial Statements for additional information.

The book value of GBC's debt approximated the fair market value as of December 31, 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


Long-term debt consists of the following at December 31, 1999 and 1998 -- outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

                                                                                                 DECEMBER 31,
                                                                                             1999           1998
--------------------------------------------------------------------------------------------------------------------
REVOLVING CREDIT FACILITY
U.S. Dollar Borrowings
   (floating interest rate-- 8.58% at December 31, 1999 and 6.2% at December 31, 1998)     $ 266,700      $ 288,300
British Pound Borrowings
   (floating interest rate-- 8.48% at December 31, 1999 and 7.8% at December 31, 1998)         5,654         19,416
Swiss Franc Borrowings
   (floating interest rate-- 4.76% at December 31, 1999 and 2.33% at December 31, 1998)        9,987          7,785
Dutch Guilder Borrowings
   (floating interest rate-- 6.1% at December 31, 1999 and 4.3% at December 31, 1998)          2,741          5,394
Australian Dollar Borrowings
   (floating interest rate-- 7.78% at December 31, 1999)                                       4,658             --
New Zealand Borrowings
   (floating interest rate-- 8.42% at December 31, 1999)                                       1,464             --

INTERNATIONAL CREDIT AGREEMENT
Australian Dollar Borrowings
   (floating interest rate-- 6.5% at December 31, 1998)                                           --          2,449

INDUSTRIAL REVENUE/DEVELOPMENT BONDS ("IRB" OR "IDB")
IDB, due March 2026
   (floating interest rate-- 5.5% at December 31, 1999 and 4.20% at December 31, 1998)         7,511          7,511
IRB, due annually from July 1994 to July 2008
   (floating interest rate-- 6.5% at December 31, 1999 and 3.60% at December 31, 1998)         1,600          1,750
IRB, due annually from June 2002 to June 2007
   (floating interest rate-- 5.6% at December 31, 1999 and 3.45% at December 31, 1998)         1,050          1,050

NOTES PAYABLE
Senior Subordinated notes, U.S. Dollar Borrowing, due 2008                                   150,000        150,000
   (interest rate-- 9.375%)
Note payable, Dutch Guilder Borrowing, due monthly November 1994 to October 2004
   (interest rate-- 8.85%)                                                                     1,007          1,782
Note payable, Dutch Guilder Borrowing, due June 2000
   (interest rate-- 7.05%)                                                                     1,748          1,701
Other Borrowings                                                                               2,470          4,425
--------------------------------------------------------------------------------------------------------------------
   Total debt                                                                                456,590        491,563
Less--current maturities                                                                       2,131            972
--------------------------------------------------------------------------------------------------------------------
   Total long-term debt                                                                    $ 454,459      $ 490,591


The scheduled maturities of debt for each of the five years subsequent to December 31, 1999, are as follows (000 omitted):

YEAR ENDING DECEMBER 31,                         AMOUNT
--------------------------------------------------------
2000                                        $     2,131
2001                                                750
2002                                            291,354
2003                                                127
2004                                              1,116
Thereafter                                      161,112
--------------------------------------------------------
Total                                         $ 456,590
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

Currently, GBC has various short-term, variable-rate credit arrangements totaling $18.4 million. Outstanding borrowings under these arrangements totaled $13.4 million at December 31, 1999. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the lenders under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt for the three years ended December 31, 1999, 1998 and 1997 is as follows (000 omitted):


                                                               MAXIMUM
                                      WEIGHTED AVERAGE    MONTH-END BALANCE    AVERAGE AMOUNT    WEIGHTED AVERAGE
                          BALANCE AT  INTEREST RATE AT       OUTSTANDING         OUTSTANDING       INTEREST RATE
                         END OF YEAR     END OF YEAR       DURING THE YEAR     DURING THE YEAR    DURING THE YEAR
-------------------------------------------------------------------------------------------------------------------
                              (A)            (B)                 (C)                 (D)                (E)
-------------------------------------------------------------------------------------------------------------------
1999
Notes payable to banks    $ 13,407          4.2%             $ 53,078            $ 31,730               7.0%
1998
Notes payable to banks      27,462          6.7                83,919              56,384               7.4
1997
Notes payable to banks      40,247          6.0                63,161              42,893               7.2
-------------------------------------------------------------------------------------------------------------------

(A) Notes payable by GBC's foreign subsidiaries were $13,407 at December 31, 1999, $27,462 at December 31, 1998, and $24,566 at December 31, 1997.

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


(9) DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of the interest rate swap agreements are estimated using quotes from brokers and represents the cash requirements if the existing agreements had been settled at year end. Selected information related to GBC's interest rate swap agreements is as follows (000 omitted):

                                               DECEMBER 31,
                                             1999       1998
---------------------------------------------------------------
Notional amount                            $ 187.0    $ 200.0
Fair value -- net unrecognized gain (loss)     1.4       (3.9)
---------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


GBC has entered into interest rate cap agreements with commercial banks, which require the Company to pay one-time fees based upon notional principal amounts. Interest rate cap agreements entitle GBC to receive the amounts, if any, by which floating interest rates exceed the fixed rates stated in the agreements. Selected information related to GBC's interest rate cap agreements is as follows (000 omitted):

                                         DECEMBER 31,
                                       1999       1998
---------------------------------------------------------
Notional amount                        $ 5.0      $ 5.0
Fair value-- net unrecognized loss        --         --
--------------------------------------------------------

In 1997, GBC entered into treasury rate-lock agreements to hedge interest rates on a portion of its long-term debt. The treasury rate-lock agreements were settled during 1998 and were included as part of the issuance costs of the Company's $150 million Senior Subordinated notes offering.

GBC is exposed to potential losses in the event of nonperformance by the counterparties to the interest rate swap and interest rate cap agreements, though the Company attempts to mitigate this risk by diversifying its counterparties.

FOREIGN EXCHANGE CONTRACTS
GBC enters into foreign exchange contracts to hedge foreign currency risks. These contracts hedge firmly committed transactions such as inventory purchases, royalties and management fees, and intercompany loans. Gains and losses on foreign exchange contracts are recorded in a comparable manner to the underlying transaction being hedged (e.g., costs related to inventory purchases are recorded to inventory and recognized in cost of sales). Obligations under foreign exchange contracts are valued at the spot rates at the respective balance sheet date. Selected information related to GBC's foreign exchange contracts is as follows (000 omitted):

                                                     DECEMBER 31,
                                                   1999      1998
------------------------------------------------------------------
Notional amount:
Obligations to purchase U.S. dollars              $ 36.8    $ 48.6
Obligations to purchase foreign currencies          14.3       2.0
------------------------------------------------------------------
                                                    51.1      50.6
Fair market value
Obligations to purchase U.S. dollars                37.2      49.1
Obligations to purchase foreign currencies          15.0       2.1
------------------------------------------------------------------
                                                    52.2      51.2
------------------------------------------------------------------
Net unrecognized (loss) gain                      $ (1.1)   $   .6
------------------------------------------------------------------

Foreign exchange contracts as of December 31, 1999 had various maturities through December, 2000. The unrealized gains and losses are substantially offset by changes in the valuation of the underlying items being hedged.

(10) RENTS AND LEASES

Future minimum rental payments and guaranteed residual payments required for all non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows (000 omitted):

YEAR ENDING                                  OPERATING
DECEMBER 31,                             LEASE PAYMENTS
--------------------------------------------------------
2000                                           $ 16,630
2001                                             14,768
2002                                             12,890
2003                                              8,790
2004                                              5,837
After 2004                                       21,837
--------------------------------------------------------
   Total minimum lease payments                $ 80,752
--------------------------------------------------------

Total rental expense for the years ended December 31, 1999, 1998 and 1997 was $20,587,000, $17,108,000 and $9,356,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


(11) COMMON STOCK AND STOCK OPTIONS

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

As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which requires the presentation of basic and diluted earnings per share. The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):


                                         YEAR ENDED DECEMBER 31,
                                      1999        1998         1997
---------------------------------------------------------------------
Numerator:
   Net (loss) income available
   to common shareholders          $ (56,676)   $ 23,792    $ 28,667
Denominator:
   Denominator for basic
   earnings per share-- weighted
   average number of common
   shares outstanding(1)              15,733      15,724      15,760
Effect of dilutive securities:
   Employee stock options                 --         157         130
--------------------------------------------------------------------
Denominator for diluted
   earnings per share-- adjusted
   weighted-average shares(1)
   and assumed conversions            15,733      15,881      15,890
--------------------------------------------------------------------
Earnings per share-- basic(2)        $ (3.60)     $ 1.51      $ 1.82
--------------------------------------------------------------------
Earnings per share-- diluted(2)        (3.60)       1.50        1.80
--------------------------------------------------------------------

(1) Weighted average shares includes both common stock and Class B Common
    Stock.

(2) Amounts represent per share amounts for both common stock and Class B Common Stock.

GBC has a non-qualified stock option plan for officers, including officers who are directors and other key employees of the Company. Options may be granted during a ten-year period at a purchase price of not less than 85% of the fair market value on the date of the grant. Options granted, in most cases, may be exercised in four equal parts over a period not to exceed eight years from the date of grant, except that no part of an option may be exercised until at least one year from the date of grant has elapsed. Certain options that have been granted may be exercised in two equal parts over a period not to exceed four years. GBC accounts for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized, as options are generally granted at the fair market value. Had compensation cost for this plan been determined as defined in FASB Statement No. 123, "Accounting for Stock-Based Compensation," GBC's net income and earnings per share would have been reduced to the following pro forma amounts (000 omitted, except per share data):

                                YEAR ENDED DECEMBER 31,
                                   1999           1998
--------------------------------------------------------
Net Income:    As Reported      $(56,676)       $23,792
               Pro Forma         (57,044)        21,674
Earnings per share -- basic:
               As Reported      $  (3.60)       $  1.51
               Pro Forma           (3.63)          1.38
Earnings per share -- diluted:
               As Reported      $  (3.60)       $  1.50
               Pro Forma           (3.63)          1.36
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

A summary of the stock option activity is as follows (000 omitted):

                             YEAR ENDED DECEMBER 31,
                              1999            1998
                            WTD. AVG.       WTD. AVG.
                            EXERCISE        EXERCISE
                         SHARES  PRICE   SHARES  PRICE
--------------------------------------------------------
Shares under option
   at beginning of year     653   $ 26     462    $ 22
Options granted              51     20     266      30
Options exercised           (30)    21     (63)     19
Options expired/canceled   (119)    15     (12)     21
--------------------------------------------------------
Shares under option
   at end of year           555     25      653     26
--------------------------------------------------------
Options exercisable         142     23       52     22
--------------------------------------------------------
Weighted average fair
   value of options granted      $8.31           $13.41
--------------------------------------------------------

The 554,758 options outstanding at December 31, 1999 have exercise prices between $8.66 and $30.50 per share, with a weighted average exercise price of $25.03 per share and a weighted average remaining contractual life of 4.3 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

                                      DECEMBER 31,
                                 1999           1998
Assumption                     WTD. AVG.      WTD. AVG.
--------------------------------------------------------
Dividend yield                   2.31%          1.4%
Risk-free interest rate          5.64%          5.6%
Expected life                  8 years       8 years
Expected volatility             40.26%        37.45%
--------------------------------------------------------


(12) INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.

The provision for income taxes was as follows (000 omitted):

                                 YEAR ENDED DECEMBER 31,
                                1999       1998       1997
------------------------------------------------------------
Current (benefit) expense:
Federal                       $     12    $ 7,290   $11,000
State                             (999)     2,042     2,759
Foreign                          4,436      4,060     3,927
   Total current                 3,449     13,392    17,686
Deferred (benefit) expense:
Federal                        (10,036)       904     2,797
State                           (1,940)        --        --
Foreign                            (15)     1,899      (970)
------------------------------------------------------------
   Total deferred              (11,991)     2,803     1,827
------------------------------------------------------------
Total provision               $ (8,542)   $16,195   $19,513
------------------------------------------------------------

GBC's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                   YEAR ENDED DECEMBER 31,
                                  1999      1998      1997
----------------------------------------------------------
U.S. Statutory rate              (35.0)%   35.0%    35.0%
State income taxes, net of
   federal income tax benefit     (2.9)     3.3      3.7
Net effect of international
   subsidiaries' foreign tax
   rates after balance sheet
   translation gains and losses   23.3      2.0      5.2
Tax allocation benefit              --     (3.0)     (.5)
Net effect of remission of
   foreign earnings                 --      1.8     (2.0)
Net effect of foreign branches    (3.4)      --       --
Non-tax deductible items,
   principally goodwill            2.1      2.2      0.6
Other, net                         2.8      (.8)    (1.5)
---------------------------------------------------------
   Effective tax rate            (13.1)%   40.5%    40.5%
---------------------------------------------------------



For the year ended December 31, 1999, GBC recorded an increase to paid-in-capital of $10.1 million as a result of the Tax Allocation Agreement. In prior years the amount of any benefit, which was not material, was reflected in the Company's effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

Income before taxes was as follows (000 omitted):

                                YEAR ENDED DECEMBER 31,
                              1999      1998      1997
--------------------------------------------------------
United States            $(34,353)  $ 25,267  $ 46,897
Foreign                   (30,865)    14,720     1,283
--------------------------------------------------------
Total (loss) income
   before taxes         $ (65,218)  $ 39,987  $ 48,180
--------------------------------------------------------

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of GBC's deferred tax assets and liabilities are as follows (000 omitted):

                                        YEAR ENDED DECEMBER 31,
                                           1999        1998
---------------------------------------------------------------
Items creating deferred tax assets:
   Foreign tax credits                    $ 5,475     $ 5,672
   Net operating loss carryovers           27,412       5,132
   Inventory valuation                      8,494       4,259
   Foreign deferred tax assets              1,578       2,160
   Vacation pay                             1,028       1,031
   Worker's compensation                      914         632
   Restructuring reserves                   1,187         441
   Capital loss carryovers                 16,345          75
   Credit memo reserve                      2,897       1,021
   Other                                    3,947       2,885
---------------------------------------------------------------
Gross deferred tax assets                  69,277      23,308
   Valuation allowance                    (38,461)    (10,879)
---------------------------------------------------------------
Total deferred tax assets                  30,816      12,429
---------------------------------------------------------------
Items creating deferred tax liabilities:
   Depreciation                             7,472       4,692
   Amortization of intangible assets       16,502      10,358
   Foreign deferred tax liabilities         4,094       4,692
   Withholding taxes                        1,247       1,237
   Other                                       84         103
---------------------------------------------------------------
Total deferred tax liabilities             29,399      21,082
---------------------------------------------------------------
   Net deferred tax asset (liability)     $ 1,417    $ (8,653)
---------------------------------------------------------------

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable accuracy.

At December 31, 1999, the Company has $78,106 of net operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards expire in the years 2000 through 2020 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the deferred tax assets related to those loss carryforwards which may expire unutilized.

(13) BUSINESS SEGMENTS AND FOREIGN OPERATIONS

Effective January 1, 1998, GBC adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain financial information in a similar manner as reported to the chief operating decision makers of the company for the purposes of evaluating performance and allocating resources to the various operating segments. For the purposes of this disclosure, GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal films, mid-range and commercial high-speed laminators, large-format digital print laminators. The Document Finishing Group and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The European operating segment distributes the Office Products and Document Finishing Groups products to customers in Europe. Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products and selling,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature and revenues and expenses for certain entities not assigned to one of the other four reportable segments. For internal management purposes, and the presentation below, operating income is determined as income before taxes excluding interest expense, other income and expense, the inventory rationalization and write-down charges, restructuring expenses, and the write-down of intangibles and long-lived assets.


                                    UNAFFILIATED CUSTOMER SALES
                                      YEAR ENDED DECEMBER 31,
                                 1999           1998          1997
--------------------------------------------------------------------
Document Finishing Group      $ 203,127       $208,396      $195,945
Films Group                     159,145        154,616       154,498
Office Products Group           349,949        354,209       266,774
Europe Group                    140,253        148,772        77,644
All Other                        49,413         56,421        75,140
--------------------------------------------------------------------
Total                         $ 901,887       $922,414      $770,001
--------------------------------------------------------------------


                                         AFFILIATED SALES
                                      YEAR ENDED DECEMBER 31,
                                 1999           1998          1997
--------------------------------------------------------------------
Document Finishing Group      $  39,755       $ 36,775      $ 28,084
Films Group                      18,231         31,393        31,432
Office Products Group            26,692         28,949        23,413
Europe Group                     39,678          7,909         5,205
All Other                            37          2,548         6,395
Eliminations                   (124,393)      (107,574)      (94,529)
--------------------------------------------------------------------
Total                         $      --       $     --      $     --
--------------------------------------------------------------------


                                         OPERATING INCOME
                                      YEAR ENDED DECEMBER 31,
                                 1999           1998          1997
--------------------------------------------------------------------
Document Finishing Group      $  29,004       $ 28,130      $ 23,077
Films Group                      31,630         33,626        32,264
Office Products Group            20,052         54,089        45,193
Europe Group                     (7,543)         5,843         3,969
All Other                       (43,066)       (39,187)      (30,171)
--------------------------------------------------------------------
Total                         $  30,077       $ 82,501      $ 74,332
--------------------------------------------------------------------


GBC's balance sheet is managed on a consolidated basis due to similarities between the business groups. Assets and liabilities by business group are not reported to the chief operating decision makers as they do not represent a measure of the true assets and liabilities of the business groups. In addition, GBC does not separately identify interest income or expense, amortization, or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expense for certain services provided and expense allocations, however, the charges and allocations between business groups are not significant. Segment data is provided below for the three years ended December 31, 1999, 1998 and 1997.

No single customer would have accounted for more than 10% of GBC's net sales in 1999. GBC does however, have certain major customers. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

GBC's products are sold primarily in North America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers and is not dependent on any single customer for a significant portion of its business.

Financial information for the three years ended December 31, 1999, 1998 and 1997, by geographical area is summarized below. Export sales to foreign customers ($12,055,000 in 1999, $16,585,000 in 1998, and $19,763,000 in 1997)
have been classified in the following tables as part of the United States sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


                                                                  YEAR ENDED DECEMBER 31, 1999
                                                                          (000 omitted)

                                       United                             Other
                                       States          Europe         International    Eliminations         Total
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers     $ 608,506       $ 123,147           $ 170,234       $        --     $ 901,887
Long-lived assets                     509,525          81,393              18,535         (147,516)       461,937
-------------------------------------------------------------------------------------------------------------------

                                                                 YEAR ENDED DECEMBER 31, 1998
                                                                         (000 omitted)

                                       United                             Other
                                       States          Europe         International    Eliminations         Total
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers     $ 635,109       $ 176,170           $ 111,135       $        --     $ 922,414
Long-lived assets                     566,423          43,199              16,452         (140,402)       485,672
-------------------------------------------------------------------------------------------------------------------


                                                                 YEAR ENDED DECEMBER 31, 1997
                                                                         (000 omitted)

                                       United                             Other
                                       States          Europe         International    Eliminations         Total
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers     $ 563,127       $ 103,231           $ 103,643       $        --     $ 770,001
Long-lived assets                     343,117          15,812              13,458           (8,213)       364,174
-------------------------------------------------------------------------------------------------------------------


(14) QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for 1999 and 1998 was as follows (000 omitted except per share data):


                                                               THREE MONTHS ENDED
1999                                            MARCH 31       JUNE 30        SEPTEMBER 30    DECEMBER 31
-----------------------------------------------------------------------------------------------------------
Sales                                          $221,082      $ 227,032          $218,196         $235,577
Gross profit                                     94,103         96,492            79,153           97,941
Income (loss) before taxes                        2,213        (7,311)           (40,241)         (19,879)
Net income (loss)                                 1,316        (4,350)           (28,704)         (24,938)
Net income (loss) per common share:
   Basic                                       $    .08      $   (.27)          $  (1.82)        $  (1.59)
   Diluted                                          .08          (.27)             (1.82)           (1.59)
------------------------------------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED
1998                                           MARCH 31        JUNE 30        SEPTEMBER 30    DECEMBER 31
------------------------------------------------------------------------------------------------------------
Sales                                          $213,944      $ 230,708          $ 233,058        $ 244,704
Gross profit                                     91,940         99,525            102,049          106,964
Income before taxes                              11,825          6,590             12,501            9,071
Net income                                        7,095          3,718              7,269            5,710
Net income per common share:
   Basic                                       $    .45      $     .24          $     .46        $     .36
   Diluted                                          .45            .23                .46              .36
------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

(15) ACQUISITIONS AND BUSINESS COMBINATIONS
IBICO ACQUISITION (1997 INFORMATION IS UNAUDITED)
On February 27, 1998, GBC acquired Ibico AG, in a transaction accounted for as a purchase. Ibico manufactures and markets binding and laminating machines and related supplies. Cash consideration paid and debt assumed approximated $125.3 million. The results of operations of Ibico have been included with the results of GBC from March 1, 1998. For the year ended December 31, 1997, Ibico had net sales of 163.4 million Swiss francs, and operating income of 5.7 million Swiss francs.

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

(16) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
During 1998 GBC issued $150 million of 9 3/8% Senior Subordinated Notes due 2008 in order to finance the acquisition of Ibico AG. Each of GBC's domestic restricted subsidiaries have jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following consolidating financial statements which detail the results of operations, financial position and cash flows of the Parent, Guarantors, and Non-Guarantors (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the information for GBC on a consolidated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEETS (000 omitted)

                                                                      DECEMBER 31, 1999
                                                       PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                            $   4,469    $    (596)   $   7,195       $    --      $  11,068
Receivables, net                                        97,699          888       64,629            --        163,216
Inventories, net                                        68,469          308       57,570            --        126,347
Deferred tax assets                                     28,835          403        1,578            --         30,816
Other                                                    8,967          826       17,793            --         27,586
Due from affiliates                                     49,762       13,934       (5,926)        (57,770)        --
-----------------------------------------------------------------------------------------------------------------------
   Total current assets                                258,201       15,763      142,839         (57,770)     359,033
Net capital assets                                     103,514        8,450       29,627            --        141,591
Goodwill, net of amortization                          182,702       25,573       74,784            --        283,059
Other                                                   31,130          954        7,052            (327)      38,809
Investment in subsidiaries                             187,380      151,755         --          (339,135)        --
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 762,927    $ 202,495    $ 254,302       $(397,232)   $ 822,492
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                     $  42,864    $   1,090    $  20,533       $    --      $  64,487
Accrued liabilities:
   Salaries, wages and profit sharing contributions      8,981          159        4,590            --         13,730
   Deferred income on maintenance agreements             8,019         --          2,796            --         10,815
   Accrued distribution allowances                      20,697         --          2,111            --         22,808
   Restructuring reserve                                 6,476           (4)       3,412            --          9,884
   Other                                                17,459        2,636       13,511          (2,141)      31,465
Notes payable                                               (1)        --         13,408            --         13,407
Current maturities of long-term debt                       245         --          1,886            --          2,131
Due to affiliates                                       24,593         --         11,204         (35,797)        --
-----------------------------------------------------------------------------------------------------------------------
   Total current liabilities                           129,333        3,881       73,451         (37,938)     168,727
-----------------------------------------------------------------------------------------------------------------------
Long-term debt -- affiliated                              --           --         22,300         (22,300)        --
Long-term debt, less current maturities                449,070         --          5,389            --        454,459
Other long-term liabilities                             14,908          332        5,056            --         20,296
Deferred tax liabilities                                20,005        5,299        4,095            --         29,399
Stockholders equity:
   Common stock                                          1,962            5        3,426          (3,431)       1,962
   Class B common stock                                    300         --           --              --            300
   Additional paid-in capital                           22,010       95,717      154,695        (250,412)      22,010
   Retained earnings                                   163,719       94,676       (4,893)        (89,783)     163,719
   Treasury stock                                      (27,096)        --           --              --        (27,096)
   Accumulated other comprehensive income              (11,284)       2,585       (9,217)          6,632      (11,284)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                             149,611      192,983      144,011        (336,994)     149,611
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 762,927    $ 202,495    $ 254,302       $(397,232)   $ 822,492
-----------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEETS (000 omitted)


                                                                             DECEMBER 31, 1998
                                                      PARENT      GUARANTORS   NON-GUARANTORS    ELIMINATIONS  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                            $   4,049    $    (650)   $   2,696          $    --      $   6,095
Receivables, net                                       118,477        1,609       67,853               --        187,939
Inventories, net                                        79,657        7,033       77,760                 67      164,517
Deferred tax assets                                      9,386          957        2,160                (74)      12,429
Other                                                   18,667          559        8,437               --         27,663
Due from affiliates                                     84,457       53,169        2,465           (140,091)        --
-----------------------------------------------------------------------------------------------------------------------------
   Total current assets                                314,693       62,677      161,371           (140,098)     398,643
Net capital assets                                     107,351        8,873       29,540               --        145,764
Goodwill, net of amortization                          191,511       31,264       82,073               (199)     304,649
Other                                                   23,970        4,056       10,460             (1,704)      36,782
Investment in subsidiaries                             168,617      152,006         --             (320,623)        --
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 806,142    $ 258,876    $ 283,444          $(462,624)   $ 885,838
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                     $  30,775    $   3,187    $  17,707          $    --      $  51,669
Accrued liabilities:
   Salaries, wages and profit sharing contributions      8,021          258        3,878               --         12,157
   Deferred income on maintenance agreements             7,348         --          3,235               --         10,583
   Accrued distribution allowances                      14,470         --          1,579               --         16,049
   Other                                                23,918         (511)      14,919               --         38,326
Notes payable                                             --           --         27,462               --         27,462
Current maturities of long-term debt                       413           15          544               --            972
Due to affiliates                                       21,910       58,956       60,057           (140,923)        --
-----------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                           106,855       61,905      129,381           (140,923)     157,218
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt-- affiliated                              1,704         --           --               (1,704)        --
Long-term debt, less current maturities                473,559        1,050       15,982               --        490,591
Other long-term liabilities                              7,901          226        5,633               --         13,760
Deferred tax liabilities                                12,936        3,454        4,692               --         21,082
Stockholders equity:
   Common stock                                          1,962            5        5,171             (5,176)       1,962
   Class B common stock                                    300         --           --                 --            300
   Additional paid-in capital                           10,976       53,421      102,788           (156,209)      10,976
   Retained earnings                                   225,112      143,616       27,847           (171,463)     225,112
   Treasury stock                                      (26,632)        --           --                 --        (26,632)
   Accumulated other comprehensive income               (8,531)      (4,801)      (8,050)            12,851       (8,531)
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                             203,187      192,241      127,756           (319,997)     203,187
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 806,142    $ 258,876    $ 283,444          $(462,624)   $ 885,838
-----------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------


CONSOLIDATING INCOME STATEMENTS (000 omitted)

                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                              PARENT     GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Unaffiliated sales                                           $ 608,506    $    --      $ 293,381       $    --      $ 901,887
Affiliated sales                                                52,408         --         43,857         (96,265)        --
---------------------------------------------------------------------------------------------------------------------------------
   Net sales                                                   660,914         --        337,238         (96,265)     901,887
COSTS AND EXPENSES:
Cost of sales:
   Product cost of sales, including development
      and engineering                                          400,783          597      228,595         (95,777)     534,198
   Inventory rationalization and write-down charges             12,255         --          9,857            --         22,112
Selling, service and administrative                            223,080           99      103,250            --        326,429
Amortization of goodwill and related intangibles                 8,113          753        2,317            --         11,183
Interest expense                                                41,539        1,652        5,911          (3,442)      45,660
Restructuring and other expenses                                12,623         --          6,953            --         19,576
Write-down of intangible and long-lived assets                   2,000         --          6,534            --          8,534
Other (income) expense, net                                     (4,643)      (3,153)       4,844           2,365         (587)
---------------------------------------------------------------------------------------------------------------------------------
   (Loss) income before taxes and undistributed
      earnings of wholly-owned subsidiaries                    (34,836)          52      (31,023)            589      (65,218)
Income taxes                                                    (4,453)           7       (4,063)            (33)      (8,542)
---------------------------------------------------------------------------------------------------------------------------------
(Loss) income before undistributed earnings of
   wholly-owned subsidiaries                                   (30,383)          45      (26,960)            622      (56,676)
Undistributed earnings (loss) of wholly-
   owned subsidiaries                                          (26,293)     (29,226)        --            55,519         --
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                            $ (56,676)   $ (29,181)   $ (26,960)      $  56,141    $ (56,676)
---------------------------------------------------------------------------------------------------------------------------------



                                                                                 YEAR ENDED DECEMBER 31, 1998
                                                              PARENT     GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Unaffiliated sales                                           $ 620,271    $  14,838    $ 287,305       $    --      $ 922,414
Affiliated sales                                                87,564       27,906        5,842        (121,312)        --
---------------------------------------------------------------------------------------------------------------------------------
   Net sales                                                   707,835       42,744      293,147        (121,312)     922,414
COSTS AND EXPENSES:
Cost of sales:
   Product cost of sales, including development
      and engineering                                          423,319       41,644      179,390        (122,417)     521,936
Selling, service and administrative                            205,352        7,696       94,291            --        307,339
Amortization of goodwill and related intangibles                 7,031        1,323        2,284            --         10,638
Interest expense                                                37,953        1,273        4,328          (4,974)      38,580
Loss on sale of US RingBinder                                     --          3,500         --              --          3,500
Other (income) expense, net                                        329      (21,716)        (560)         22,381          434
---------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes and undistributed
      earnings of wholly-owned subsidiaries                     33,851        9,024       13,414         (16,302)      39,987
Income taxes                                                     9,727           61        5,960             447       16,195
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before undistributed earnings of
   wholly-owned subsidiaries                                    24,124        8,963        7,454         (16,749)      23,792
Undistributed earnings (loss) of wholly-
   owned subsidiaries                                             (332)      15,472         --           (15,140)        --
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $  23,792    $  24,435    $   7,454       $ (31,889)   $  23,792
---------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

                                                              YEAR ENDED DECEMBER 31, 1997
                                                     PARENT    GUARANTORS (A)  NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Unaffiliated sales                                 $ 517,143    $  45,983       $ 206,875        $    --      $ 770,001
Affiliated sales                                      33,657       27,377           6,256          (67,290)        --
---------------------------------------------------------------------------------------------------------------------------
   Net sales                                         550,800       73,360         213,131          (67,290)     770,001
COSTS AND EXPENSES:
Cost of sales:
   Product cost of sales, including development
      and engineering                                317,364       62,316         128,556          (67,611)     440,625
Selling, service and administrative                  167,229        9,561          70,395             --        247,185
Amortization of goodwill and related intangibles       6,180        1,290             389             --          7,859
Interest expense                                      32,564        1,392           3,042          (12,421)      24,577
Other (income) expense, net                          (14,993)     (14,812)          8,800           22,580        1,575
---------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes and undistributed
      earnings of wholly-owned subsidiaries           42,456       13,613           1,949           (9,838)      48,180
Income taxes                                          13,203        3,369           2,810              131       19,513
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before undistributed earnings of
   wholly-owned subsidiaries                          29,253       10,244            (861)          (9,969)      28,667
Undistributed earnings (loss) of wholly-
   owned subsidiaries                                   (586)      (8,471)           --              9,057         --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $  28,667    $   1,773       $    (861)       $    (912)   $  28,667
---------------------------------------------------------------------------------------------------------------------------


(a) Effective June 30, 1998, GBC sold its US RingBinder business (USRB). For the year ended December 31, 1997, USRB had net income of $590,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS (000 OMITTED)

                                                                              YEAR ENDED DECEMBER 31, 1999
                                                           PARENT     GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $  88,803    $   1,330    $  (9,767)        $    --      $  80,366
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                       (13,429)        (490)      (8,904)             --        (22,823)
Proceeds from sale of plant and equipment                    2,477         --            445              --          2,922
Intercompany sale of subsidiaries                             --           (786)         786              --
Capital contributions to subsidiaries                      (49,000)     (43,393)        --              92,393         --
------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by
   investing activities                                    (59,952)     (44,669)      (7,673)           92,393      (19,901)
FINANCING ACTIVITIES:
Increase (reduction) in
   intercompany borrowing                                    4,503         --         (4,503)             --           --
Proceeds from long-term borrowings -
   maturities greater than 90 days                         289,000         --           --                --        289,000
Repayments of long-term debt -
   maturities greater than 90 days                        (180,000)        --           --                --       (180,000)
Net change in borrowings -
   maturities of 90 days or less                          (138,924)        --        (17,399)             --       (156,323)
Increase (reduction) in current portion
   of long-term debt                                         1,232         --             (5)             --          1,227
Payments for debt issuance costs                            (3,498)        --           --                --         (3,498)
Dividends paid                                              (4,717)        --           --                --         (4,717)
Purchase of treasury stock                                    (536)        --           --                --           (536)
Proceeds from the exercise of stock options                    636         --           --                --            636
Capital contributions from parent company                     --         43,393       49,000           (92,393)        --
------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities     (32,304)      43,393       27,093           (92,393)     (54,211)
Effect of exchange rates on cash                              --           --         (1,281)             --         (1,281)
------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS          (3,453)          54        8,372              --          4,973
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the beginning of year           4,049         (650)       2,696              --          6,095
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR         $     596    $    (596)   $  11,068         $    --      $  11,068
------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  GBC and Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS (000 omitted)

                                                                              YEAR ENDED DECEMBER 31, 1998
                                                           PARENT  GUARANTORS(a)   NON-GUARANTORS    ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $  39,637    $    (493)   $ (14,258)          $    (759)   $  24,127
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                       (16,455)      (4,938)      (8,533)               --        (29,926)
Payments for acquisitions and investments
   (net of cash acquired)                                  (31,147)    (110,451)      (6,363)               --       (147,961)
Proceeds from sale of US RingBinder                           --         15,529         --                  --         15,529
Proceeds from sale of plant and equipment                    3,886        2,879          108                --          6,873
Intercompany sale of subsidiaries                             --         (6,018)       6,018                --           --
Capital contributions to subsidiaries                         (971)      (6,657)        --                 7,628         --
------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by
      investing activities                                 (44,687)    (109,656)      (8,770)              7,628     (155,485)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Increase (reduction) in intercompany borrowing            (125,374)     109,457       15,917                --           --
Proceeds from long-term borrowings -
   maturities greater than 90 days                         210,000         --           --                  --        210,000
Repayments of long-term debt -
   maturities greater than 90 days                         (60,000)        --           --                  --        (60,000)
Net change in borrowings -
   maturities of 90 days or less                             1,239         --            690                 643        2,572
Increase in current portion of long-term debt                 --             68          138                --            206
Payments for debt issuance costs                            (8,638)        --           --                  --         (8,638)
Dividends paid                                              (7,075)        --           (156)                156       (7,075)
Purchases of treasury stock                                 (3,566)        --           --                  --         (3,566)
Proceeds from the exercise of stock options                  1,415         --           --                  --          1,415
Capital contributions from parent company                     --           --          7,668              (7,668)        --
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
      financing activities                                   8,001      109,525       24,257              (6,869)     134,914
Effect of exchange rates on cash                              --           --         (1,214)               --         (1,214)
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           2,951         (624)          15                --          2,342
Cash and cash equivalents at the beginning of year           1,098          (26)       2,681                --          3,753
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR         $   4,049    $    (650)   $   2,696           $    --      $   6,095
------------------------------------------------------------------------------------------------------------------------------


(a) Effective June 30, 1998, GBC sold its US RingBinder business (USRB). For the year ended December 31, 1996, USRB had net income of $1.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 GBC and Subsidiaries
-------------------------------------------------------------------------------


Consolidating Statement of Cash Flows (000 omitted)

                                                                                      Year Ended December 31, 1997
                                                               Parent        Guarantors   Non-Guarantors  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          $   30,686      $  6,119       $  (3,137)     $ (12,951)    $  20,717
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Capital expenditures                                            (20,502)       (4,035)         (5,082)            --        (29,619)
Payments for acquisitions and investments
   (net of cash acquired)                                      (238,762)       (1,711)           (757)            --       (241,230)
Proceeds from sale of plant and equipment                         3,402           606             694             --          4,702
------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                       (255,862)       (5,140)         (5,145)            --       (266,147)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
(Reduction) increase in intercompany borrowing                   (9,571)           --           9,571             -             --
Proceeds from long-term borrowings -
   maturities greater than 90 days                              290,100            --              --             --        290,100
Net change in borrowings -
   maturities of 90 days or less                                (49,150)           --           6,625          2,792        (39,733)
Increase in current portion of long-term debt                      --              --              80             --             80
Dividends paid                                                   (6,935)           --         (10,159)        10,159         (6,935)
Purchases of treasury stock                                      (1,011)           --              --             --         (1,011)
Proceeds from the exercise of stock options                         942            --              --             --            942
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                    224,375            --           6,117         12,951        243,443
Effect of exchange rates on cash                                   --              --            (981)            --           (981)
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash equivalents                 (801)          979          (3,146)            --         (2,968)
Cash and cash equivalents at the beginning of year                1,899        (1,005)          5,827             --          6,721
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year             $    1,098      $    (26)      $   2,681      $      --     $   3,753
------------------------------------------------------------------------------------------------------------------------------------

PART II

-------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


PART III
-------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant

Information required under this Item is contained in the Registrant's 2000 Definitive Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

Information required under this Item is contained in the Registrant's 2000 Definitive Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required under this Item is contained in the Registrant's 2000 Definitive Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is contained in the Registrant's 2000 Definitive Proxy Statement, which is incorporated herein by reference.

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

(2) Financial statement schedule
The financial schedule required by Item 14 (d), Valuation and Qualifying Accounts is located on page 77 of this report.

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

No. 10: Material Contracts First Amendment to Amended and Restated
        Multicurrency Credit Agreement dated February 4, 2000.

No. 21: Subsidiaries of the Registrant.

No. 22: Definitive proxy statement to be filed with the Securities and Exchange
        Commission on or about March 31, 2000.

No. 23: Consent of Arthur Andersen.

No. 27: Financial Data Schedule.

(b) Reports on Form 8-K

None.

SIGNATURES                                                 GBC and Subsidiaries
-------------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           GENERAL BINDING CORPORATION



                                        By: /s/ GOVI C. REDDY
                                        ---------------------

                                                Govi C. Reddy
                                                President and Chief
                                                Executive Officer


                                        By: /s/ TERRY G. WESTBROOK
                                        --------------------------

                                                Terry G. Westbrook
                                                Senior Vice President and Chief
                                                Financial Officer


Dated: March 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/  WILLIAM N. LANE III                Chairman of the Board               March 20, 2000
---------------------------             and Director
     William N. Lane III

/s/  GOVI C. REDDY                      President, Chief Executive          March 20, 2000
---------------------------             Officer and Director
     Govi C. Reddy

/s/  ARTHUR C. NIELSEN, JR              Director                            March 20, 2000
---------------------------
     Arthur C. Nielsen, Jr

/s/  THOMAS V. KALEBIC                  Director                            March 20, 2000
---------------------------
     Thomas V. Kalebic

/s/  WARREN R. ROTHWELL                 Director                            March 20, 2000
---------------------------
     Warren R. Rothwell

/s/  RICHARD U. DE SCHUTTER             Director                            March 20, 2000
---------------------------
     Richard U. De Schutter

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS            GBC and Subsidiaries
--------------------------------------------------------------------------------


ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

                                               Year Ended December 31,
                                       1999               1998            1997
--------------------------------------------------------------------------------
Balance at beginning of year         $  9,871           $ 8,821         $ 6,424
Additions charged to expense           14,395             4,636           3,530
Deductions-- write offs                (8,916)           (5,545)         (1,843)
Other(1)                                 (186)            1,959             710
--------------------------------------------------------------------------------
Balance at end of year               $ 15,164           $ 9,871         $ 8,821
--------------------------------------------------------------------------------


INVENTORY RESERVES

Changes in the inventory reserve accounts were as follows (000 omitted):

                                              Year Ended December 31,
                                     1999               1998             1997
-------------------------------------------------------------------------------
Balance at beginning of year       $  9,372           $  4,906        $  5,472
Additions charged to expense(2)      34,000              6,200           4,252
Deductions-- write offs             (11,354)            (6,962)         (4,296)
Other(1)                                 19              5,228            (522)
-------------------------------------------------------------------------------
Balance at end of year             $ 32,037           $  9,372        $  4,906
------------------------------------------------------------------------------


RESTRUCTURING RESERVES
(000 omitted):

                                              Year Ended December 31,
                                     1999               1998             1997
-------------------------------------------------------------------------------
Balance at beginning of year       $     --           $     --        $     --
Additions charged to expense(2)      19,575                 --              --
Deductions-- write offs              (9,691)                --              --
-------------------------------------------------------------------------------
Balance at end of year             $  9,884           $     --        $     --
------------------------------------------------------------------------------

(1) Amounts primarily relate to the effects of foreign currency exchange rate changes as well as the acquisition of Ibico in 1998 and Quartet in 1997.

(2) 1999 additions include inventory rationalization and write-down charges of $22,112.