Form 10-Q
period 2000-03-31
GENERAL BINDING CORP
filed 2000-05-15
CIK 40461

================================================================================
                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE  SECURITIES  EXCHANGE ACT OF 1934
              For the Quarterly Period Ended March 31, 2000


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

                         Yes    X       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                 Outstanding at
Class                                            April 30, 2000
Common Stock,  $.125 par value                       13,338,898
Class B Common Stock, $.125 par value                 2,398,275


===============================================================================

              GENERAL BINDING CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                  For the Quarter Ended March 31, 2000
                            Table of Contents




PART I.   Financial Information                                        Page
                                                                       ----

Item 1.   Financial statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 2000 and December 31, 1999                          2

          Condensed Consolidated Statements of Income for the three
          months ended March 31, 2000 and 1999                          3

          Condensed Consolidated  Statements of Cash Flows for the
          three months ended March 31, 2000 and 1999                    4

          Notes to Condensed Consolidated Financial Statements          5

Item 2.   Management's Discussion and Analysis of Financial
          Condition  and Results of Operations                          14


PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                              19

          Signatures                                                    20

              GENERAL BINDING CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (000's omitted)

                                                    March 31,    December 31,
                                                       2000         1999
                                                    (unaudited)
                                                    ----------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                       $   9,934    $   11,068
     Receivables, less allowances for doubtful
       accounts and sales returns: 2000 - $15,540,
       1999 - $15,164                                  169,091       163,216
     Inventories:
            Raw materials                               38,574        36,123
            Work in process                              6,074         6,192
            Finished goods                              81,820        84,032
                                                     ---------     ---------
               Total inventories                       126,468       126,347
     Deferred tax assets                                30,785        30,816
     Other                                              28,283        27,586
                                                     ---------     ---------
            Total current assets                       364,561       359,033
Total capital assets at cost                           256,152       254,326
Less - accumulated depreciation                       (117,347)     (112,735)
                                                     ---------     ---------
Net capital assets                                     138,805       141,591
Goodwill, net of amortization                          279,801       283,059
Other                                                   37,472        38,809
                                                     ---------     ---------
Total assets                                         $ 820,639     $ 822,492
                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                              $  61,424     $  64,487
       Accrued liabilities                              89,885        88,702
       Notes payable                                    14,503        13,407
       Current maturities of long-term debt              1,991         2,131
                                                     ---------     ---------
            Total current liabilities                  167,803       168,727
Long-term debt, less current maturities                456,488       454,459
Other long-term liabilities                             20,066        20,296
Deferred tax liabilities                                29,391        29,399
Stockholders' equity:
       Common stock                                      1,962         1,962
       Class B common stock                                300           300
       Additional paid-in capital                       22,010        22,010
       Retained earnings                               163,645       163,719
       Treasury stock                                  (27,096)      (27,096)
       Accumulated other comprehensive income          (13,930)      (11,284)
                                                     ---------     ---------
             Total stockholders' equity                146,891       149,611
                                                     ---------     ---------
Total liabilities and stockholders' equity           $ 820,639     $ 822,492
                                                     =========     =========

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   GENERAL BINDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (000's omitted, except per share data)

                                                           Three months ended
                                                                March 31,
                                                          --------------------
                                                            2000       1999
                                                         (unaudited)(unaudited)
                                                          ---------  ---------

Net sales                                                 $ 238,007  $ 221,082
Costs and expenses:
Product cost of sales, including development
   and engineering                                          137,762    127,069
Selling, service and administrative                          84,180     78,940
Amortization of goodwill and related intangibles              2,736      2,664
Interest expense                                             11,633     10,388
Restructuring and other expenses                              1,498          -
Other expense (income), net                                     346       (192)
                                                          ---------  ---------
  (Loss) income before taxes                                   (148)     2,213
Income taxes                                                    (74)       897
                                                          ---------  ---------
   Net (loss) income                                      $     (74) $   1,316
                                                          =========  =========
Other comprehensive income, net of taxes:
   Foreign currency translation adjustments                  (2,646)    (1,997)
                                                          ---------  ---------
Comprehensive (loss) income                               $  (2,720) $    (681)
                                                          =========  =========
Net (loss) income per common share: (1)
   Basic                                                  $   (0.00) $    0.08
   Diluted                                                    (0.00)      0.08

Weighted average number of common shares outstanding: (2)
   Basic                                                     15,734     15,729
   Diluted                                                   15,734     15,862


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

                GENERAL BINDING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000's omitted)

                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   2000          1999
                                                (unaudited)   (unaudited)
                                               ------------   -----------
Operating activities:
Net (loss) income                              $        (74)  $     1,316
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation                                     5,650         5,354
     Amortization                                     3,989         3,890
     Restructuring and other expenses                 1,498             -
     Provision for doubtful accounts and sales
       returns                                        1,253           482
     Provision for inventory reserves                 1,905         1,226
     Increase in non-current deferred taxes               9             -
    (Increase) in other long-term assets               (433)       (3,386)
     Other                                              (68)          243
Changes in current assets and liabilities:
    (Increase)decrease in receivables                (8,995)        5,553
    (Increase)in inventories                         (3,661)       (9,273)
    (Increase) in other current assets               (1,043)       (2,172)
    (Increase) decrease in deferred tax assets          (33)          811
     Increase (decrease) in accounts payable and
       accrued liabilities                              232          (372)
    (Decrease) increase in income taxes payable      (2,104)          476
                                                   --------      --------
       Net cash (used in) provided by operating
         activities                                  (1,875)        4,148
Investing activities:
     Capital expenditures                            (3,728)       (5,183)
     Proceeds from sale of plant and equipment          153           199
                                                   --------      --------
       Net cash (used in) investing activities       (3,575)       (4,984)
Financing activities:
     Net change in borrowings-maturities of 90 days
       or less                                        3,845         4,659
    (Reduction) in current portion of long-term debt    (46)         (229)
     Payments of debt issuance costs                    (98)          (42)
     Dividends paid                                       -        (1,887)
     Purchases of treasury stock                          -          (429)
     Proceeds from the exercise of stock options          -           541
                                                    -------      --------
       Net cash provided by financing activities      3,701         2,613
Effect of exchange rates on cash                        615          (585)
                                                    -------      --------
     Net (decrease) increase in cash and cash
          equivalents                                (1,134)        1,192
Cash and cash equivalents at the beginning of
    the year                                         11,068         6,095
                                                    -------      --------
Cash and cash equivalents at the end of the period $  9,934      $  7,287
                                                   ========      ========
Supplemental disclosure:
    Interest paid                                  $  8,284      $  5,687
    Income taxes (refunded) paid                       (490)        1,250


       The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              GENERAL BINDING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1)  Basis of  Presentation

     The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of March 31, 2000 and December 31, 1999 and the results of their operations for the three months ended March 31, 2000 and 1999 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     Certain amounts for prior periods have been reclassified to conform to the 2000 presentation.

(2)  Long-term Debt

     Long-term debt consists of the following at March 31, 2000 and December 31, 1999 - outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):

                                                   March 31, December 31,
                                                     2000       1999
                                                   ---------  ---------
Revolving Credit Facility
U.S. Dollar borrowings - (weighted average
     floating interest rate of 8.67% at March 31,
     2000 and 8.58% at  December 31, 1999)         $ 270,400  $ 266,700
British Pound borrowings - (floating interest
     rate of 8.6% at March 31, 2000 and 8.48% at
     December 31, 1999)                                4,456      5,654
Swiss Franc borrowings - (floating interest
     rate of 4.71% at March 31, 2000 and 4.76% at
     December 31, 1999)                                9,550      9,987
Dutch Guilder borrowings - (floating interest
     rate of 6.2% at March 31, 2000 and 6.1% at
     December 31, 1999)                                3,470      2,741
Australian Dollar borrowings - (floating
     interest rate of 8.02% at March 31, 2000 and
     7.78% at  December 31, 1999)                      4,310      4,658
New Zealand Dollar borrowings - (floating
     interest rate of 8.5% at March 31, 2000 and
     8.42% at  December 31, 1999)                      1,393      1,464

Industrial Revenue Bonds
Industrial Revenue Bond - due March 2026
     (floating interest rate of 4.0% at March 31,
     2000 and 5.5% at  December 31, 1999)              7,511      7,511



Industrial Revenue Bond - due annually from
     July 1994 to July 2008 (floating interest
     rate of 4.4% at March 31, 2000 and 6.5% at
     December 31, 1999)                                1,600      1,600
Industrial Revenue Bond - due annually from
     June 2002 to June 2007 (floating interest
     rate of 4.1% at March 31, 2000 and 5.6% at
     December 31, 1999)                                1,050      1,050
   Notes Payable
Senior Subordinated Notes, U.S. Dollar
     borrowing - due 2008 (fixed interest rate of
     9.375%)                                         150,000    150,000
Note payable, Dutch Guilder borrowing - due
     monthly from November 1994 to October 2004
     (fixed interest rate of 8.85%)                      894      1,007
Note payable, Dutch Guilder borrowing - due
     June 2000 (fixed interest rate of 7.05%)          1,659      1,748
Other borrowings                                       2,186      2,470
                                                   ---------  ---------
       Total debt                                    458,479    456,590
Less - current maturities                             (1,991)    (2,131)
                                                   ---------  ---------
       Total long-term debt                        $ 456,488  $ 454,459
                                                   =========  =========

     See Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
     Resources for a further discussion of the GBC's credit facilities.

(3)  Earnings Per Share

     In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):

                                     Three months ended
                                         March 31,
                                      2000       1999
                                    --------   ---------

  (A)  Net (loss) income
     available to common
         Shareholders                $   (74)   $ 1,316
                                     =======    =======
  (B) Weighted average number of
     common shares outstanding (1)    15,734     15,729

   Additional common shares
     issuable under employee
     stock options using the
     treasury stock method                --        133
                                     -------    -------
  (C) Weighted average number of
     common shares outstanding
     assuming the exercise of
     stock options (1)                15,734     15,862
                                     =======    =======
     Net (loss) income per
     common share (2)  (A) / (B)     $  0.00   $  0.08
                                     =======    =======
  Net (loss) income per common
     share, assuming dilution
     (2)  (A) / (C)                  $  0.00   $  0.08
                                     =======    =======

     (1) Weighted average shares includes both Common Stock and Class B Common Stock.
     (2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4)  Restructuring and Other Expenses

     During the first quarter of 2000, GBC recorded restructuring and other expenses of $1.5 million. The restructuring charge primarily
     consists  of  severance costs and early retirement benefits.   Other
     expenses consist of consulting fees associated with projects to rationalize GBC's product line offerings and to reorganize its supply chain management process.

     The components of the restructuring and other expenses are as follows (000's omitted):

                                                    Three months ended
                                                      March 31, 2000
                                                      --------------
          Severance and early retirement benefits     $     421
          Consulting expenses                               650
          All other                                         427
                                                      ---------
                                                      $   1,498
                                                      =========

     Management believes that the Company is progressing, as originally planned, on its previously announced restructuring activities, and that the restructuring provisions recorded will be adequate to cover estimated restructuring costs.

     Changes in the restructuring reserve for the three months ended March 31, 2000 were as follows (000's omitted):

                                                   Three months ended
                                                    March 31, 2000
                                                    --------------
          Balance - beginning of
          period                                     $   9,884
          Provisions                                       848
          Cash restructuring charges                    (2,325)
          Non-cash restructuring charges                  (493)
          Other (1)                                       (124)
                                                     ---------
          Balance - end of period                    $   7,790
                                                     =========
          (1) Amounts primarily relate to the effects of foreign
          exchange rate changes.

(5)  Business Segments

     In accordance with SFAS No. 131, GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal films, mid-range and commercial high-speed laminators and large-format digital print laminators and maintenance/ repair services. The Document Finishing Group and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies.
     The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The European Group sells products similar to those sold by the Office Products and Document Finishing Groups. Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products and selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature and revenues and expenses for certain entities not assigned to one of the other four reportable segments. For internal management purposes, and the presentation below, operating income is determined as income before taxes excluding interest expense, other income and expense, and restructuring expenses.



                          Unaffiliated         Affiliated
                         Customer Sales      Customer Sales    Operating Income
                       Three months ended  Three months ended Three months ended
(000's omitted)           March 31,               March 31,         March 31,
                        2000     1999         2000     1999      2000     1999
                      -------  --------     -------  --------   ------  -------
Document
Finishing Group       $ 52,843 $ 49,885     $ 9,384  $ 12,665  $ 7,496  $ 6,795
Films Group             40,493   36,163       4,724     5,432    8,195    7,172
Office Products Group   98,441   87,719       4,298     7,609    8,688   10,293
Europe Group            32,874   35,861       3,086    16,772     (110)    (457)
All Others              13,356   11,454           5        67  (10,940) (11,394)
Eliminations                 -        -     (21,497)  (42,545)       -        -
                      -------- --------     -------  --------  -------   ------
Total                 $238,007 $221,082     $     -  $      -  $13,329  $12,409
                      ======== ========     =======  ========  =======  =======

Sales information for the three months ended March 31, 2000 and 1999 by geographical area is summarized below (000's omitted).

                                      Unaffiliated Customer Sales
                                       Three months ended March 31,
                                           2000         1999
                                        ---------     --------

United States                            $165,989      $149,843
Europe                                     39,804        43,614
Other International                        32,214        27,625
                                         --------      --------
Total                                    $238,007      $221,082
                                         ========      ========

(6)  Subsidiary Guarantor Information

     During 1998, GBC issued $150 million of 9.375% Senior Subordinated Notes due 2008 to finance the acquisition of Ibico AG. Each of GBC's domestic restricted subsidiaries has jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following condensed consolidating results of operations, financial position and cash flows of the Parent, Guarantors and Non-Guarantors
    (in each case carrying investments under the equity method) and the eliminations necessary to arrive at the information for GBC on a consolidated basis:

Condensed Consolidating Balance Sheets (000's omitted):

                                             March 31, 2000
                                               Non-        Elimina    Consoli
                           Parent   Guarantors Guarantors  tions      dated
                           --------------------------------------------------

Assets
Current assets:
Cash and cash equivalents $  5,134 $     (735) $    5,535 $       -   $   9,934
Receivables, net           102,244        888      65,959         -     169,091
Inventories, net            68,885        350      58,770    (1,537)    126,468
Deferred tax assets         28,822        403       1,560         -      30,785
Other                       17,291      1,587       9,405         -      28,283
Due from affiliates         43,231     14,438       2,492   (60,161)          -
                          -------- ----------  ---------- ----------  ---------
    Total current assets   265,607     16,931    143,721   (61,698)    364,561
Net capital assets         101,842      8,417      28,546         -     138,805
Goodwill, net of
amortization               180,978     25,385      73,438         -     279,801
Other                       30,765      1,030       6,871    (1,194)     37,472
Investment in subsidiaries 183,173    142,206           -  (325,379)          -
                          --------  ---------  ---------- ----------  ---------
Total assets              $762,365  $ 193,969  $  252,576 $(388,271)  $ 820,639
                          ========  =========  ========== =========   =========
Liabilities and
Stockholders' Equity
Current liabilities:
Accounts payable          $ 41,715  $    872   $   18,837 $       -   $  61,424
Accrued liabilities         63,275     2,896       25,855    (2,141)     89,885
Notes payable                   (1)        -       14,504         -      14,503
Current maturities of                                                     1,991
long-term debt                 239         -        1,752         -           -
Due to affiliates           24,031         -       27,487   (51,518)          -
                          --------  ---------- ----------  ---------  ---------
       Total current
         liabilities       129,259     3,768       88,435   (53,659)    167,803
Long-term debt - affiliated                        15,482   (15,482)          -
Long-term debt, less
current maturities         451,560         -        4,928         -     456,488
Other long-term liabilities 14,650       332        5,084         -      20,066
Deferred tax liabilities    20,005     5,299        4,087         -      29,391
Stockholders' equity:
Common stock -               1,962         5        3,518    (3,523)      1,962
Class B common stock           300         -            -         -         300
Additional paid-in capital  22,010    94,060      155,028  (249,088)     22,010
Retained earnings          163,645    94,716      (11,697)  (83,019)    163,645
Treasury stock             (27,096)        -            -         -     (27,096)
Accumulated other
  comprehensive income     (13,930)   (4,211)     (12,289)   16,500     (13,930)
                          --------  --------   ---------- ---------   ---------
    Total stockholders'
      equity               146,891   184,570      134,560  (319,130)    146,891
                          --------  --------   ---------- ---------   ---------
Total liabilities and
   stockholders' equity   $762,365  $193,969   $  252,576 $(388,271)  $ 820,639
                          ========  ========   ========== =========   =========

                                               December 31, 1999
                           Parent   Guarantors   Non-        Elimina-  Consoli
                                                 Guarantors  tions     dated
                          ----------------------------------------------------

Assets
Current assets:
Cash and cash equivalents $  4,469   $  (596)    $ 7,195     $      -  $ 11,068
Receivables, net            97,699       888      64,629            -   163,216
Inventories, net            68,469       308      57,570            -   126,347
Deferred tax assets         28,835       403       1,578            -    30,816
Other                       15,480     1,759      10,347            -    27,586
Due from affiliates         49,762    13,934      (5,926)     (57,770)        -
                         ---------  --------     -------     --------   -------
    Total current assets   264,714    16,696     135,393      (57,770)  359,033
Net capital assets         103,514     8,450      29,627            -   141,591
Goodwill, net of
  amortization             182,702    25,573      74,784            -   283,059
Other                       31,130       954       7,052         (327)   38,809
Investment in subsidiaries 180,867   151,755           -     (332,622)        -
                          --------  --------    --------    ---------  --------
Total assets              $762,927  $203,428    $246,856    $(390,719) $822,492
                          ========  ========    ========    =========  ========
Liabilities and
  Stockholders' Equity
Current liabilities:
Accounts payable           $42,864    $1,090     $20,533    $       -  $ 64,487
Accrued liabilities         61,632     2,791      26,420       (2,141)   88,702
Notes payable                   (1)        -      13,408            -    13,407
Current maturities of
  long-term debt               245         -       1,886            -     2,131
Due to affiliates           24,593         -      11,204      (35,797)        -
                          --------   -------     -------    ---------   -------
       Total current
         liabilities       129,333     3,881      73,451      (37,938)  168,727
Long-term debt -
  affiliated                     -         -      22,300      (22,300)        -
Long-term debt, less
  current maturities       449,070         -       5,389            -   454,459
Other long-term liabilities 14,908       332       5,056            -    20,296
Deferred tax liabilities    20,005     5,299       4,095            -    29,399
Stockholders' equity:
Common stock                 1,962         5       3,426       (3,431)    1,962
Class B common stock           300         -           -            -       300
Additional paid-in capital  22,010    95,717     154,695     (250,412)   22,010
Retained earnings          163,719    95,609     (12,339)     (83,270)  163,719
Treasury stock             (27,096)        -           -            -   (27,096)
Accumulated other compre-
  hensive income           (11,284)    2,585      (9,217)       6,632   (11,284)
                         ---------  --------    --------    ---------  --------
    Total stockholders'
      equity               149,611   193,916     136,565     (330,481)  149,611
                         ---------  --------    --------    ---------  -------
Total liabilities and
  stockholders' equity    $762,927  $203,428    $246,856    $(390,719) $822,492
                         =========  ========    ========    =========  ========

Condensed Consolidating Statements of Income (000's omitted):


                                       Three months ended March 31, 2000
                             Parent Guarantors Non-         Elimina   Consoli
                                               Guarantors   tions     dated
                            ---------------------------------------------------

Unaffiliated sales          $ 165,989 $       - $    72,018 $       -  $238,007
Affiliated sales               13,678         -       4,227   (17,905)        -
                            --------- --------- ----------- ---------  ---------
    Net sales                 179,667         -      76,245   (17,905)  238,007
Costs and expenses:
Product cost of sales,
   including development
   and engineering            107,640      (102)     48,075   (17,851)  137,762
Selling, service and
   administrative              60,128        11      24,041         -    84,180
Amortization of goodwill
  and related intangibles       2,030       188         518         -     2,736
Interest expense               11,177       209         690      (433)   11,633
Restructuring and other
  expenses                        717         -         781         -     1,498
Other (income) expense           (286)     (711)      1,050       293       346
                             --------  --------  ---------- ---------  --------
(Loss) income before taxes
  and undistributed
  earnings of wholly owned
  subsidiaries                 (1,739)      405       1,090        96      (148)
Income taxes                     (821)      202         545         -       (74)
                             --------  --------  ---------- ---------  --------
(Loss) income before
  undistributed earnings
  of wholly owned
  subsidiaries                   (918)      203         545        96       (74)
Undistributed (loss) earnings
  of wholly-owned subsidiaries    844       501           -    (1,345)        -
                              -------  --------   ---------   --------- --------
Net (loss) income             $   (74) $    704   $     545   $(1,249)  $   (74)
                              =======  ========   =========   ========= ========


                                       Three months ended March 31, 1999
                             Parent  Guarantors  Non-       Elimina-  Consoli
                                                 Gurantors  tions     dated
                            -------  ----------  ---------  -------- ----------
Unaffiliated sales          $149,843  $      -    $ 71,239   $     -  $ 221,082
Affiliated sales              16,574         -      20,314   (36,888)         -
                            --------  --------    --------   -------  ---------
Net sales                    166,417         -      91,553   (36,888)   221,082
Costs and expenses:
Product cost of sales,
  including development and
  engineering                 99,683       185      64,123   (36,922)   127,069
Selling, service and
  administrative              53,800        27      25,113         -     78,940
Amortization of goodwill and
  related intangibles          1,785       331         548         -      2,664
Interest expense               9,708       327       1,015      (662)    10,388
Other (income) expense          (852)      (56)         54       662       (192)
                              ------    ------      ------   -------    -------
 Income (loss) before taxes
   and undistributed earnings
   of wholly owned
   subsidiaries                2,293      (814)        700        34      2,213
Income taxes                     929      (330)        284        14        897
                              ------     -----      ------   -------    -------
 Income (loss) before undis--
    tributed (loss) earnings
    of wholly owned
    subsidiaries               1,364      (484)        416        20      1,316
Undistributed (loss) earnings
  of wholly-owned subsidiaries   (48)      594           -      (546)         -
                              ------     -----      ------   -------     ------
Net income (loss)             $1,316     $ 110      $  416   $  (526)    $1,316
                              ======     =====      ======   =======     ======

Condensed Consolidating Statements of Cash Flows (000's omitted):


                                     Three months ended March 31, 2000
                             Parent   Guarantors Non-         Elimina- Consoli-
                                                 Guarantors   tions     dated
                             -------  ---------- ----------   -------- --------

Net cash (used in) provided
  by  operating activities   $  (847)  $      70  $   (637)   $  (425) $ (1,875)
Investing activities:
    Capital expenditures      (2,527)       (209)     (992)         -    (3,728)
    Proceeds from sale
     of plant and equipment       21           -       132          -       153
                             -------   ---------  --------    -------  --------
Net cash (used in) investing
  activities                  (2,506)       (209)     (860)         -    (3,375)
Financing activities:
   (Reduction) increase in
     intercompany borrowings    (964)          -       964          -         -
    Net change in borrowings-
      maturates greater than
      90 days                  4,038           -      (193)         -     3,845
   (Reduction) in current
      portion of long-term debt   (5)          -       (41)         -       (46)
    Payments for debt issuance
      costs                      (98)          -         -          -       (98)
                               -----    --------   --------  ---------   -------
       Net cash provided by
        (used in) financing
         activities            2,971      (1,658)      (928)        -     3,701
Effect of exchange rates on
    cash                       3,262           -     (3,072)      425       615
                              ------    --------   --------  --------    -------
Net increase (decrease) in
    cash & cash equivalent     4,538        (139)    (5,533)        -    (1,134)
Cash and cash equivalents at
    the beginning of the year    596        (596)    11,068         -    11,068
                             -------    --------    -------   --------   ------
Cash and cash equivalents at
  the end of the period      $ 5,134    $   (735)   $ 5,535   $      -  $ 9,934
                             =======    ========    =======   ========  =======



                                     Three months ended March 31, 1999
                           Parent    Guarantors  Non-       Elimina   Consoli-
                                                 Guarantors tions     dated
                          ---------  ----------  ---------  --------  --------

Net cash provided by
  (used in) operating
   activities             $  3,972   $   2,409   $  (2,233) $      -  $   4,148
Investing activities:
Capital expenditures        (2,184)       (310)     (2,689)        -     (5,183)
Proceeds from sale of plant
  and equipment                194           -           5         -        199
                          --------   ---------   ---------  --------  ---------
Net cash (used in) invest-
  ing activities            (1,990)       (310)     (2,684)        -     (4,984)
Financing activities:
Net change in borrowings-
  maturities of 90 days or
  less                      (1,736)     (1,890)      8,285         -      4,659
(Reduction) in current
  portion of long-term debt   (105)          -        (124)        -       (229)
Payments for debt issuance
  costs                        (42)          -           -         -        (42)
Dividends paid              (1,887)          -           -         -     (1,887)
Purchase of treasury stock    (429)          -           -         -       (429)
Proceeds from the exercise
  of stock options             541           -           -         -        541
                           -------     -------     -------   -------     ------
Net cash (used in) provided by
  financing activities      (3,658)     (1,890)      8,161         -      2,613
Effect of exchange rates on
  cash                         223           -        (808)        -       (585)
                           -------     -------    --------   -------     ------
Net (decrease) increase in
  cash & cash equivalents   (1,453)        209       2,436         -      1,192
Cash and cash equivalents at
  the beginning of the year  4,049        (650)      2,696         -      6,095
                           -------     -------    --------   -------     ------
Cash and cash equivalents at
  the end of the period     $2,596       $(441)     $5,132    $    -     $7,287
                            ======     =======    ========    ======     ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

          Results of Operations - Quarter Ended March 31, 2000
          compared to Quarter Ended March 31, 1999

          Sales

          Net sales for the first quarter of 2000 increased 7.7% to $238.0 million compared to the first quarter of 1999.
          Net sales by business segment are summarized below (000's omitted):


                                              Net Sales
                                        Quarter ended March 31,
                                        ----------------------
                                            2000       1999
                                           ------     ------

              Document Finishing Group     $ 52,843   $ 49,885
              Films Group                    40,493     36,163
              Office Products Group          98,441     87,719
              Europe Group                   32,874     35,861
              Other                          13,356     11,454
                                           --------   --------
                    Net sales              $238,007   $221,082
                                           ========   ========
          Sales for the Document Finishing Group increased by $3.0 million or 5.9% in the first quarter of 2000 when compared to the first quarter of 1999.  The increase was primarily driven by higher sales of stock binders in the Group's Information Packaging division along with stronger sales in Mexico. The Films Group's sales increased by $4.3 million or 12.0% in the first quarter of 2000 when compared to the first quarter of 1999 due to significant increases in the Group's Digital Print Finishing business and moderate increases in Commercial Films. The Office Products Group's sales increased by $10.7 million or 12.2% in the first quarter of
          2000 when compared to the first quarter of 1999. Sales increases occurred across most core product catergories as well as different customers, and are primarily due to stronger market conditions in the U.S. as well as the "Plan-O-Gram" changes made in 1999. Net sales in Europe decreased by $3.0 million or 8.3% in the first quarter of 2000 when compared to the first quarter of 1999.  This decrease was anticipated as a result of the decision to exit the manufacturing of unprofitable visual communications products in the
          United Kingdom in the third quarter of 1999. Other sales increased primarily due to stronger sales in Japan.

          Gross Margins, Costs and Expenses

          Gross profit margin in the first quarter of 2000 was 42.1%, which was relatively flat compared to the 42.5% gross profit margin for the first quarter of 1999.

          Selling, service and administrative expenses increased 6.6% in the first quarter of 2000 compared to 1999. However, as a percentage of sales, selling, service and administrative expenses decreased by 0.3 percentage points to 35.4% in 2000 as compared to 35.7% in 1999. Within the Office Products Group, selling expenses were negatively impacted by significantly higher customer rebate and allowance programs during the first quarter of 2000 compared to 1999.
          Expenses realted to fiscal year 2000 programs costs are comparable to the full year 1999 costs (as a percentage of sales), but are higher in the first quarter of 2000 compared to 1999 due to the many of the 1999 customer programs not being finalized until mid-
          1999.  Selling, service and administrative expenses for Document
          Finishing and Films Groups were relatively flat in 2000 compared to 1999. Selling, service and adminstrative expenses in Europe also declined significantly in the first quarter of 2000 when compared to the first quarter of 1999 as a result of the cost saving programs discussed above.

          Operating Income

          Operating income for GBC's business segments is summarized below
         (000's omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense.

                                             Operating Income
                                          Quarter ended March 31,
                                          ----------------------
                                             2000        1999
                                           -------     -------

                Document Finishing Group   $ 7,496     $ 6,795
                Films Group                  8,195       7,172
                Office Products Group        8,688      10,293
                Europe Group                  (110)       (457)
                Other                      (10,940)    (11,394)
                                           -------     -------
                   Operating income        $13,329     $12,409
                                           =======     =======

         Operating income for the first quarter of 2000 increased 7.4% or $0.9 million compared to the first quarter of 1999. Operating income in the Document Finishing and Films groups was favorably impacted by the higher sales levels while operating expenses were relatively flat in 2000 when compared to 1999. The Office Products Group's decrease in operating income was due to the higher program costs discussed above. Europe's operating loss was reduced by $0.3 million, which resulted from lower sales and gross profit, which were more than offset by lower operating expenses as a result of management's cost saving programs.

         Interest expense increased $1.2 million to $11.6 million in the first quarter of 2000 when compared to $10.4 million in the first quarter of 1999. Average outstanding borrowings during the first quarter of 2000 were approximately $54.0 million lower than in the first quarter of 1999 as a result of repayments made through 1999.
         Lower interest expense


         resulting from the lower outstanding balances were offset by higher average interest rates during the first quarter of 2000, as well as higher interest rate spreads resulting from the amendment of GBC's revolving credit facility in the fourth quarter of 1999.

         Amortization of goodwill and related intangibles was relatively flat in the first quarter of 2000 compared to the same quarter of 1999. Other expense was $0.3 million in the first quarter of 2000, compared to income of $0.2 million in 1999. The most significant factor affecting this decrease was currency gains experienced in the first quarter of 1999, compared to a slight loss in 2000.

         Restructuring and Other Expenses

         During the first quarter of 2000, GBC recorded a $0.75 million after-tax charge ($1.5 million pre-tax), or $.05 per share for restructuring and related expenses. Included in this charge was approximately $0.85 million for the restructuring of certain distribution operations in Europe (primarily employee severance costs), and $0.65 million related to the supply chain management program. See Note 4 to the Condensed Consolidated Financial Statements.

         Income Taxes

         GBC's worldwide effective tax rate for the first quarter of 2000 was a benefit of 50.0%, compared to an expense rate of 40.5% in 1999. The 2000 tax rate is significantly impacted by the mix of earnings and losses among GBC's foreign subsidiaries and the low level of pre-tax earnings in the U.S., which has a lower statutory rate than many foreign countries in which GBC operates. The 1999 tax rate was based on higher pre-tax rate earnings during the first quarter of 1999 and anticipated earnings for the 1999 fiscal year.

         Net Loss

         GBC incurred a net loss of $0.1 million for the first quarter of 2000 ($0.00 per share), which was a decrease of $1.4 from net income of $1.3 million ($0.08 per share) reported in the first quarter of 1999. The loss experienced during the first quarter of 2000 was primarily a result of the restructuring and related expenses and the higher interest costs during the quarter.

         Liquidity and Capital Resources

         Management assesses the Company's liquidity in terms of its overall debt capacity and ability to generate cash from operations to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, adequate bank lines of credit and financial flexibility to attract long-term captial with satisfactory terms. GBC's primary sources of liquidity and capital resources were internally-generated cash flows, borrowings under GBC's revolving credit facilities and short-term borrowings from banks.

         GBC's cash and cash equivalents decreased by $1.1 million as of March 31, 2000 as compared to December 31, 1999 primarily due to cash used to fund operating activities and capital expenditures, which was partially offset by proceeds generated from additional borrowings.


         Management believes that GBC's SKU rationalization and supply chain management program may yield significant benefits in future periods, and may favorably impact cash flows from operating activities.

         Cash used in operating activities was $1.9 million for the quarter ended March 31, 2000, compared to $4.1 million of cash provided by operating activities for the first quarter of 1999. The primary uses of cash during the first quarter of 2000 were to fund accounts receivable levels resulting from higher sales levels. Operating cash flows for the first quarter of 1999 were favorably impacted by significant reductions in accounts receivable from a historically high level at December 1998.

         Net cash used in investing activities was $3.6 million for the first three months of 2000 as compared to $5.0 million in the first three months of 1999, primarily due to capital expenditures of $3.7 and $5.2 million, respectively.

         Net cash provided by financing activities, mainly from increases in borrowings under GBC's credit facilities, was $3.7 million for the first three months of 2000 as compared to $2.6 million in the first three months of 1999. The change between 1999 and 2000 was primarily due to the Company's dividend policy. Currently, GBC is restricted from paying dividends under the terms of its Revolving
         Credit Facility. Cash dividends paid during the first three months of 1999 were $1.9 million, or $.12 per share.

         GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") with a group of international banks which provide for up to $410 million of revolving credit borrowings through January 2002. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Management believes that the amended facility will provide GBC with the liquidity necessary to meet currently-anticipated operating and capital requirements.
         Outstanding borrowings under the Revolving Credit Facility totaled
         $293.6 million at March 31, 2000.

         Under the most restrictive of the covenants applicable at March 31, 2000, GBC must meet a specified EBITDA target set for each quarter through the first fiscal quarter of 2001. The amendment and restatement also provides for more flexible covenants regarding net worth levels, future-starting leverage and interest coverage hurdles, the pledging of substantially all of the assets of General Binding
         Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with these covenants as of March 31, 2000.

         Forward Looking Statements

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I)(1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products and lamination film products markets, the effects of economic conditions, the issues associated with the restructuring of certain of GBC's operations, the ability of GBC's distributors to successfully market and sell the Company's products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial
         Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form-8K

        (a) Exhibit 27:

            Financial Data Schedule for the three months ended March 31, 2000.

        (b  Reports on Form 8-K:  None.




SIGNATURE

Pursuant to the requirements of Section 13 or 19(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENERAL BINDING CORPORATION

                                       By:  /s/ Terry G. Westbrook
                                            ----------------------

                                            Terry G. Westbrook
                                            Senior Vice President and Chief
                                            Financial Officer

                                            May 15, 2000



