Form 10-Q
period 2000-06-30
GENERAL BINDING CORP
filed 2000-08-15
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2000

Commission File Number 0-2604

GENERAL BINDING CORPORATION
(Exact name of registrant as specified in its charter)

36-0887470
(I.R.S. employer identification No.)

Delaware
(State or other jurisdiction of incorporation or organization)

One GBC Plaza,
Northbrook, Illinois 60062
(Address of principal executive offices, including zip code)

(847) 272-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at July 31, 2000
Common Stock, $.125 par value	13,338,898
Class B Common Stock, $.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2000

PART I.	Financial Information	Page

Item 1.	Financial statements (unaudited)

	Condensed Consolidated Balance Sheets as of
	June 30, 2000 and December 31, 1999	2

	Condensed Consolidated Statements of Income for the three
	and six months ended June 30, 2000 and 1999	3

	Condensed Consolidated Statements of Cash Flows for the
	six months ended June 30, 2000 and 1999	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

PART II	Other Information

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

	Signatures	26

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted)

	June 30,	December 31,
	2000	1999
	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$6,767	$11,068

Receivables, less allowances for doubtful accounts

and sales returns: 2000 - $15,252, 1999 - $15,164	155,809	163,216

Inventories:

Raw materials	38,449	36,123

Work in process	4,217	6,192

Finished goods	83,997	84,032

Total inventories	126,663	126,347

Deferred tax assets	21,004	30,816

Other	23,042	27,586

Total current assets	333,285	359,033

Total capital assets at cost	257,100	254,326

Less — accumulated depreciation	(120,285)	(112,735)

Net capital assets	136,815	141,591

Goodwill, net of amortization	277,845	283,059

Other	36,244	38,809

Total assets	$784,189	$822,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$56,427	$64,487

Accrued liabilities	85,502	88,702

Notes payable	11,150	13,407

Current maturities of long-term debt	558	2,131

Total current liabilities	153,637	168,727

Long-term debt, less current maturities	434,781	454,459

Other long-term liabilities	19,836	20,296

Deferred tax liabilities	29,197	29,399

Stockholders’ equity:

Common stock	1,962	1,962

Class B common stock	300	300

Additional paid-in capital	22,010	22,010

Retained earnings	164,030	163,719

Treasury stock	(27,096)	(27,096)

Accumulated other comprehensive income	(14,468)	(11,284)

Total stockholders’ equity	146,738	149,611

Total liabilities and stockholders’ equity	$784,189	$822,492

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’s omitted, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2000	1999	2000	1999

Net sales	$221,529	$227,032	$459,536	$448,114

Costs and expenses:

Product cost of sales, including development and engineering	120,734	130,540	258,496	257,609

Selling, service and administrative	85,247	79,540	169,427	158,480

Amortization of goodwill and related intangibles	2,734	2,786	5,470	5,450

Interest expense	11,457	10,396	23,090	20,784

Restructuring and other expenses	—	11,555	1,498	11,555

Other expense (income), net	586	(474)	932	(666)

Income (loss) before taxes	771	(7,311)	623	(5,098)

Income tax expense (benefit)	385	(2,961)	311	(2,064)

Net income (loss)	$386	$(4,350)	$312	$(3,034)

Other comprehensive income (loss), net of taxes:

Foreign currency translation adjustments	(538)	(884)	(3,184)	(2,881)

Comprehensive (loss)	$(152)	$(5,234)	$(2,872)	$(5,915)

Net income (loss) per common share: (1)

Basic	$0.02	$(0.27)	$0.02	$(0.19)

Diluted	0.02	(0.27)	0.02	(0.19)

Weighted average number of common shares outstanding: (2)

Basic	15,734	15,734	15,734	15,731

Diluted	15,857	15,734	15,796	15,731

(1)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(2)	Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	Six Months Ended
	June 30,

	2000	1999
	(unaudited)	(unaudited)

Operating activities:

Net income (loss)	$312	$(3,034)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	11,354	10,796

Amortization	8,055	7,842

Restructuring and other expenses	1,498	11,555

Provision for doubtful accounts and sales returns	2,638	1,595

Provision for inventory reserves	3,083	2,895

(Decrease) in non-current deferred taxes	(26)	(479)

(Increase) in other long-term assets	(855)	(2,733)

Other	(232)	(540)

Changes in current assets and liabilities:

Decrease in receivables	1,788	5,909

(Increase) in inventories	(5,833)	(5,982)

Decrease in other current assets	3,970	1,611

Decrease (increase) in deferred tax assets	9,712	(1,516)

(Decrease) in accounts payable and accrued liabilities	(8,656)	(6,437)

(Decrease) in income taxes payable	(1,797)	(1,853)

Net cash provided by operating activities	25,011	19,629

Investing activities:

Capital expenditures	(9,006)	(9,254)

Proceeds from sale of plant and equipment	450	1,675

Net cash (used in) investing activities	(8,556)	(7,579)

Financing activities:

Repayments of long-term debt-maturities greater than 90 days	(18,000)	—

Net change in borrowings-maturities of 90 days or less	(2,983)	(5,924)

(Reduction) in current portion of long-term debt	(1,484)	(169)

Payments of debt issuance costs	(116)	(659)

Dividends paid	—	(3,774)

Purchases of treasury stock	—	(536)

Proceeds from the exercise of stock options	—	636

Net cash (used in) financing activities	(22,583)	(10,426)

Effect of exchange rates on cash	1,827	1,861

Net (decrease) increase in cash and cash equivalents	(4,301)	3,485

Cash and cash equivalents at the beginning of the year	11,068	6,095

Cash and cash equivalents at the end of the period	$6,767	$9,580

Supplemental disclosure:

Interest paid	$22,743	$18,780

Income taxes (refunded) paid	(16,978)	3,781

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries (“GBC” or the “Company”). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC’s 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of June 30, 2000 and December 31, 1999 and the results of their operations for the three and six months ended June 30, 2000 and 1999 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts for prior periods have been reclassified to conform to the 2000 presentation.

(2) Long-term Debt

Long-term debt consists of the following at June 30, 2000 and December 31, 1999 — outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000’s omitted):

	June 30,	December 31,
	2000	1999

Revolving Credit Facility

U.S. Dollar borrowings — (weighted average floating interest rate of 9.18% at

June 30, 2000 and 8.58% at December 31, 1999)	$245,800	$266,700

British Pound borrowings — (floating interest rate of 8.62% at June 30, 2000 and

8.48% at December 31, 1999)	4,248	5,654

Swiss Franc borrowings — (floating interest rate of 5.85% at June 30, 2000 and

4.76% at December 31, 1999)	9,740	9,987

Dutch Guilder borrowings — (floating interest rate of 6.98% at June 30, 2000 and

6.1% at December 31, 1999)	3,466	2,741

Australian Dollar borrowings — (floating interest rate of 8.66% at June 30, 2000

and 7.78% at December 31, 1999)	5,193	4,658

New Zealand Dollar borrowings — (floating interest rate of 9.31% at June 30, 2000

and 8.42% at December 31, 1999)	1,314	1,464

Euro borrowings — (floating interest rate of 6.92% at June 30, 2000)	2,196	—

Industrial Revenue Bonds

Industrial Revenue Bond — due March 2026 (floating interest rate of 4.8% at

June 30, 2000 and 5.5% at December 31, 1999)	7,522	7,511

Industrial Revenue Bond — due annually from July 1994 to July 2008

(floating interest rate of 5.15% at June 30, 2000 and 6.5% at December 31, 1999)	1,600	1,600

Industrial Revenue Bond — due annually from June 2002 to June 2007

(floating interest rate of 4.95% at June 30, 2000 and 5.6% at December 31, 1999)	1,050	1,050

Notes Payable

Senior Subordinated Notes, U.S. Dollar borrowing — due 2008 (fixed interest rate of 9.375%)	150,000	150,000

Note payable, Dutch Guilder borrowing — due monthly from November 1994 to October 2004

(fixed interest rate of 8.85%)	1,079	1,007

Note payable, Dutch Guilder borrowing — due June 2000 (fixed interest rate of 7.05%)	—	1,748

Other borrowings	2,131	2,470

Total debt	435,339	456,590

Less — current maturities	(558)	(2,131)

Total long-term debt	$434,781	$454,459

See Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a further discussion of GBC’s credit facilities.

(3) Earnings Per Share

In accordance with SFAS No. 128, net income per common share was computed as follows (000’s omitted, except per share amounts):

	Three months ended		Six months ended

	June 30,		June 30,

	2000	1999	2000	1999

(A) Net income (loss) available to common
Shareholders	$386	$(4,350)	$312	$(3,034)

(B) Weighted average number of common shares

outstanding (1)	15,734	15,734	15,734	15,731

Additional common shares issuable under
employee stock options using the treasury
stock method	123	—	62	—

(C) Weighted average number of common shares
outstanding assuming the exercise of stock
options (1)	15,857	15,734	15,796	15,731

Net income (loss) per common share (2) — basic
(A) / (B)	$0.02	$(0.27)	$0.02	$(0.19)

Net income (loss) per common share (2) — diluted
(A) / (C)	$0.02	$(0.27)	$0.02	$(0.19)

(1)	Weighted average shares includes both Common Stock and Class B Common Stock.

(2)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4) Restructuring and Other Expenses

During the first six months of 2000, GBC recorded restructuring and other expenses of $1.5 million. The restructuring charge primarily consists of severance costs, early retirement benefits, and other expenses. Other expenses consist of consulting fees associated with projects to rationalize GBC’s product line offerings and to reorganize its supply chain management process.

The components of the restructuring and other expenses are as follows (000’s omitted):

	Three months ended	Six months ended
	June 30, 2000	June 30, 2000

Severance and early retirement benefits	$—	$421

All other restructuring expenses	—	427

Consulting expenses	—	650

	$—	$1,498

GBC has completed substantially all of its restructuring activities which were initiated during 1999. As of June 30, 2000, approximately 625 employees have been terminated, compared to an original plan of 620. Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at June 30, 2000 primarily represents severance, early retirement, and other benefit expenses to be paid in the future periods.

Changes in the restructuring reserve for the six months ended June 30, 2000 and 1999 were as follows (000’s omitted):

	Six months ended	Six months ended
	June 30, 2000	June 30, 1999

Balance — beginning of period	$9,884	$—

Provisions	848	11,555

Involuntary termination costs	(1,576)	(1,042)

Other cash restructuring charges	(1,823)	(309)

Non-cash restructuring charges	(1,783)	(1)

Other (1)	(206)	(117)

Balance — end of period	$5,344	$10,086

(1)	Amounts primarily relate to the effects of foreign exchange rate changes.

(5) Business Segments

In accordance with SFAS No. 131, GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC’s operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group’s revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group’s revenues are primarily derived through sales of thermal films, mid-range and commercial high-speed laminators and large-format digital print laminators and maintenance/repair services. The Document Finishing Group and the Films Group’s products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group’s revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The European Group sells products similar to those sold by the Office Products and Document Finishing Groups. Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products and selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature and revenues and expenses for certain entities not assigned to one of the other four reportable segments. For internal management purposes, and the presentation below, operating income is determined as income before taxes excluding interest expense, other income and expense, and restructuring and other expenses.

	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (Loss)
	Three months ended		Three months ended		Three months ended
(000's omitted)	June 30,		June 30,		June 30,

	2000	1999	2000	1999	2000	1999

Document Finishing Group	$49,364	$52,012	$10,299	$8,670	$7,147	$7,610

Films Group	41,293	40,725	3,963	4,190	9,195	8,761

Office Products Group	90,307	83,710	4,060	7,889	8,704	8,072

Europe Group	26,828	36,619	2,624	5,625	(1,074)	(1,459)

All Others	13,737	13,966	23	(47)	(11,158)	(8,818)

Eliminations	—	—	(20,969)	(26,327)	—	—

Total	$221,529	$227,032	$—	$—	$12,814	$14,166

	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (Loss)
	Six months ended		Six months ended		Six months ended
(000's omitted)	June 30,		June 30,		June 30,

	2000	1999	2000	1999	2000	1999

Document Finishing Group	$102,207	$101,897	$19,683	$21,335	$14,643	$14,405

Films Group	81,786	76,888	8,687	9,622	17,390	15,933

Office Products Group	188,748	171,429	8,358	15,498	17,392	18,365

Europe Group	59,702	72,480	5,710	22,397	(1,184)	(1,916)

All Others	27,093	25,420	28	20	(22,098)	(20,212)

Eliminations	—	—	(42,466)	(68,872)	—	—

Total	$459,536	$448,114	$—	$—	$26,143	$26,575

Sales information for the three and six months ended June 30, 2000 and 1999 by geographical area is summarized below (000’s omitted).

	Unaffiliated Customer Sales

	Three months ended June 30,		Six months ended June 30,

	2000	1999	2000	1999

United States	$156,174	$150,178	$322,163	$300,021

Europe	33,495	45,501	73,299	89,115

Other International	31,860	31,353	64,074	58,978

Total	$221,529	$227,032	$459,536	$448,114

(6) New Accounting Standards

In July 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” This consensus will require companies to record shipping and handling fees billed to its customers as revenue. Currently GBC records shipping and handling revenues as a selling expense, which is netted against shipping and handling costs. The impact of this change in accounting will result in an insignificant increase in GBC’s revenues, and will have no impact on operating earnings. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000. Implementation of the consensus will require a restatement of prior periods, or a disclosure as to why restatement was not made and the impact on the current reporting period.

In July 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-14 “Accounting for Certain Sales Incentives.” This consensus specifies when companies are required to record the cost of certain sales incentives, and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. The impact of this change in accounting will result in a reduction in GBC’s revenues and selling expenses, and an increase to cost of sales. The amount of the reclassifications has not been quantified. The implementation of EITF 00-14 will have no impact on GBC’s operating earnings, however, operating margins will increase. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000. Implementation of the consensus will require a restatement of prior periods, or a disclosure as to why restatement was not made and the impact on the current reporting period.

(7) Subsidiary Guarantor Information

During 1998, GBC issued $150 million of 9.375% Senior Subordinated Notes due 2008 to finance the acquisition of Ibico AG. Each of GBC’s domestic restricted subsidiaries has jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following condensed consolidating results of operations, financial position and cash flows of the Parent, Guarantors and Non-Guarantors (in each case carrying investments under the equity method) and the eliminations necessary to arrive at the information for GBC on a consolidated basis:

Condensed Consolidating Balance Sheets (000’s omitted):

	June 30, 2000

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets Current assets:

Cash and cash equivalents	$4,661	$(1,067)	$3,173	$—	$6,767

Receivables, net	95,104	888	59,817	—	155,809

Inventories, net	68,078	385	58,200	—	126,663

Deferred tax assets	19,048	403	1,553	—	21,004

Other	8,403	1,416	13,223	—	23,042

Due from affiliates	46,611	18,547	2,649	(67,807)	—

Total current assets	241,905	20,572	138,615	(67,807)	333,285

Net capital assets	101,634	8,361	26,820	—	136,815

Goodwill, net of amortization	179,256	25,825	72,764	—	277,845

Other	28,462	1,108	6,674	—	36,244

Investment in subsidiaries	182,699	136,154	—	(318,853)	—

Total assets	$733,956	$192,020	$244,873	$(386,660)	$784,189

Liabilities and Stockholders’ Equity Current liabilities:

Accounts payable	$37,531	$741	$18,155	$—	$56,427

Accrued liabilities	61,061	2,880	23,701	(2,140)	85,502

Notes payable	(1)	—	11,151	—	11,150

Current maturities of long-term debt	234	—	324	—	558

Due to affiliates	23,991	—	28,962	(52,953)	—

Total current liabilities	122,816	3,621	82,293	(55,093)	153,637

Long-term debt — affiliated	—	—	14,855	(14,855)	—

Long-term debt, less current maturities	429,933	—	4,848	—	434,781

Other long-term liabilities	14,464	332	5,040	—	19,836

Deferred tax liabilities	20,005	5,299	3,893	—	29,197

Stockholders’ equity:

Common stock	1,962	5	3,518	(3,523)	1,962

Class B common stock	300	—	—	—	300

Additional paid-in capital	22,010	95,717	155,028	(250,745)	22,010

Retained earnings	164,030	92,584	(11,775)	(80,809)	164,030

Treasury stock	(27,096)	—			(27,096)

Accumulated other comprehensive income	(14,468)	(5,538)	(12,827)	18,365	(14,468)

Total stockholders’ equity	146,738	182,768	133,944	(316,712)	146,738

Total liabilities and stockholders’ equity	$733,956	$192,020	$244,873	$(386,660)	$784,189

	December 31, 1999

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets:

Cash and cash equivalents	$4,469	$(596)	$7,195	$—	$11,068

Receivables, net	97,699	888	64,629	—	163,216

Inventories, net	68,469	308	57,570	—	126,347

Deferred tax assets	28,835	403	1,578	—	30,816

Other	15,480	1,759	10,347	—	27,586

Due from affiliates	49,762	13,934	(5,926)	(57,770)	—

Total current assets	264,714	16,696	135,393	(57,770)	359,033

Net capital assets	103,514	8,450	29,627	—	141,591

Goodwill, net of amortization	182,702	25,573	74,784	—	283,059

Other	31,130	954	7,052	(327)	38,809

Investment in subsidiaries	180,867	151,755	—	(332,622)	—

Total assets	$762,927	$203,428	$246,856	$(390,719)	$822,492

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$42,864	$1,090	$20,533	$—	$64,487

Accrued liabilities	61,632	2,791	26,420	(2,141)	88,702

Notes payable	(1)	—	13,408	—	13,407

Current maturities of long-term debt	245	—	1,886	—	2,131

Due to affiliates	24,593	—	11,204	(35,797)	—

Total current liabilities	129,333	3,881	73,451	(37,938)	168,727

Long-term debt — affiliated	—	—	22,300	(22,300)	—

Long-term debt, less current maturities	449,070	—	5,389	—	454,459

Other long-term liabilities	14,908	332	5,056	—	20,296

Deferred tax liabilities	20,005	5,299	4,095	—	29,399

Stockholders’ equity:

Common stock	1,962	5	3,426	(3,431)	1,962

Class B common stock	300	—	—	—	300

Additional paid-in capital	22,010	95,717	154,695	(250,412)	22,010

Retained earnings	163,719	95,609	(12,339)	(83,270)	163,719

Treasury stock	(27,096)	—	—	—	(27,096)

Accumulated other comprehensive income	(11,284)	2,585	(9,217)	6,632	(11,284)

Total stockholders’ equity	149,611	193,916	136,565	(330,481)	149,611

Total liabilities and stockholders’ equity	$762,927	$203,428	$246,856	$(390,719)	$822,492

Condensed Consolidating Statements of Income (000’s omitted):

	Three months ended June 30, 2000

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$156,174	$—	$65,355	$—	$221,529

Affiliated sales	12,626	—	3,582	(16,208)	—

Net sales	168,800	—	68,937	(16,208)	221,529

Costs and expenses:

Product cost of sales, including development and engineering	93,480	84	43,229	(16,059)	120,734

Selling, service and administrative	61,465	12	23,770	—	85,247

Amortization of goodwill and related intangibles	2,031	189	514	—	2,734

Interest expense	11,034	220	1,206	(1,003)	11,457

Other expense (income)	83	(787)	371	919	586

Income (loss) before taxes and

undistributed earnings of

wholly owned subsidiaries	707	282	(153)	(65)	771

Income taxes (benefits)	319	142	(76)	—	385

Income (loss) before
undistributed earnings of
wholly owned subsidiaries	388	140	(77)	(65)	386

Undistributed (losses) earnings of
wholly-owned subsidiaries	(2)	(191)	—	193	—

Net income (loss)	$386	$(51)	$(77)	$128	$386

	Three months ended June 30, 1999

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$150,178	$—	$76,854	$—	$227,032

Affiliated sales	11,767	—	11,639	(23,406)	—

Net sales	161,945	—	88,493	(23,406)	227,032

Costs and expenses:

Product cost of sales, including development and engineering	95,739	194	57,979	(23,372)	130,540

Selling, service and administrative	51,807	18	27,715	—	79,540

Amortization of goodwill and related intangibles	2,067	44	675	—	2,786

Restructuring and other expenses	8,860	—	2,695	—	11,555

Interest expense	9,719	371	1,072	(766)	10,396

Other (income) expense	(1,178)	(773)	1,299	178	(474)

(Loss) income before taxes

and undistributed earnings

of wholly owned

subsidiaries	(5,069)	146	(2,942)	554	(7,311)

Income (benefits) taxes	(1,815)	60	(1,192)	(14)	(2,961)

(Loss) income before

undistributed earnings of

wholly owned subsidiaries	(3,254)	86	(1,750)	568	(4,350)

Undistributed (losses) earnings
of wholly-owned subsidiaries	(3,905)	(1,170)	—	5,075	—

Net (loss) income	$(7,159)	$(1,084)	$(1,750)	$5,643	$(4,350)

	Six months ended June 30, 2000

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$322,163	$—	$137,373	$—	$459,536

Affiliated sales	26,304	—	7,809	(34,113)	—

Net sales	348,467	—	145,182	(34,113)	459,536

Costs and expenses:

Product cost of sales, including development and engineering	201,120	(18)	91,304	(33,910)	258,496

Selling, service and administrative	121,593	23	47,811	—	169,427

Amortization of goodwill and related intangibles	4,061	377	1,032	—	5,470

Interest expense	22,211	429	1,896	(1,446)	23,090

Restructuring and other expenses	717	—	781	—	1,498

Other (income) expense	(203)	(1,498)	1,421	1,212	932

(Loss) income before taxes

and undistributed earnings of wholly owned subsidiaries	(1,032)	687	937	31	623

Income (benefits) taxes	(502)	344	469	—	311

(Loss) income before undistributed earnings of wholly owned subsidiaries	(530)	343	468	31	312

Undistributed earnings
(losses) of wholly-owned subsidiaries	842	310	—	(1,152)	—

Net income (loss)	$312	$653	$468	$(1,121)	$312

	Six months ended June 30, 1999

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$300,021	$—	$148,093	$—	$448,114

Affiliated sales	28,341	—	31,953	(60,294)	—

Net sales	328,362	—	180,046	(60,294)	448,114

Costs and expenses:

Product cost of sales, including development and engineering	195,422	379	122,102	(60,294)	257,609

Selling, service and administrative	105,607	45	52,828	—	158,480

Amortization of goodwill and related intangibles	3,852	375	1,223	—	5,450

Restructuring and other expenses	8,860	—	2,695	—	11,555

Interest expense	19,427	698	2,087	(1,428)	20,784

Other (income) expense	(2,030)	(829)	1,353	840	(666)

(Loss) income before taxes and undistributed earnings of wholly owned subsidiaries	(2,776)	(668)	(2,242)	588	(5,098)

Income (benefits) taxes	(886)	(270)	(908)	—	(2,064)

(Loss) income before undistributed earnings of wholly owned subsidiaries	(1,890)	(398)	(1,334)	588	(3,034)

Undistributed (losses) earnings
of wholly-owned subsidiaries	(3,953)	(576)	—	4,529	—

Net (loss) income	$(5,843)	$(974)	$(1,334)	$5,117	$(3,034)

Condensed Consolidating Statements of Cash Flows (000’s omitted):

	Six months ended June 30, 2000

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$28,948	$(75)	$(3,862)	$—	$25,011

Investing activities:

Capital expenditures	(6,835)	(396)	(1,775)	—	(9,006)

Proceeds from sale of plant and
equipment	145	—	305	—	450

Net cash (used in) investing activities	(6,690)	(396)	(1,470)	—	(8,556)

Financing activities:

(Reduction) increase in intercompany
borrowings	(2,910)	—	2,910	—	—

Repayments of long-term debt—
maturities greater than 90 days	(18,000)	—	—	—	(18,000)

Net change in borrowings—
maturities of 90 days or less	(1,028)	—	(1,955)	—	(2,983)

(Reduction) in current portion of
long-term debt	(12)	—	(1,472)	—	(1,484)

Payments for debt issuance costs	(116)	—	—	—	(116)

Net cash (used in) financing activities	(22,066)	—	(517)	—	(22,583)

Effect of exchange rates on cash	—	—	1,827	—	1,827

Net increase (decrease) in cash & cash equivalents	192	(471)	(4,022)	—	(4,301)

Cash and cash equivalents at the
beginning of the year	4,469	(596)	7,195	—	11,068

Cash and cash equivalents at the end of the period	$4,661	$(1,067)	$3,173	$—	$6,767

	Six months ended June 30, 1999

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$23,668	$5,767	$(10,067)	$261	$19,629

Investing activities:

Capital expenditures	(5,445)	(192)	(3,617)	—	(9,254)

Proceeds from sale of plant and equipment	1,675	—	—	—	1,675

Net cash (used in) investing activities	(3,770)	(192)	(3,617)	—	(7,579)

Financing activities:

(Reduction) increase in intercompany

borrowings	(13,150)	—	13,150	—	—

Net change in borrowings—maturities of

90 days or less	(5,152)	—	(772)	—	(5,924)

(Reduction) in current portion of long-term

debt	(169)	—	—	—	(169)

Payments for debt issuance costs	(659)	—	—	—	(659)

Dividends paid	(3,774)	—	—	—	(3,774)

Purchase of treasury stock	(536)	—	—	—	(536)

Proceeds from the exercise of stock options	636	—	—	—	636

Net cash (used in) provided by

financing activities	(22,804)	—	12,378	—	(10,426)

Effect of exchange rates on cash	—	—	1,861	—	1,861

Net (decrease) increase in cash & cash

equivalents	(2,906)	5,575	555	261	3,485

Cash and cash equivalents at the beginning of the
year	4,049	(650)	2,696	—	6,095

Cash and cash equivalents at the end of the
period	$1,143	$4,925	$3,251	$261	$9,580

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Forward Looking Statements

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward looking statements” within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products and lamination film products markets, the effects of economic conditions, the issues associated with the restructuring of certain of GBC’s operations, the ability of GBC’s distributors to successfully market and sell the Company’s products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC’s registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company’s plans and objectives will be achieved.

Results of Operations — Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999

Sales

Net sales for second quarter of 2000 decreased 2.4% to $221.5 million, compared to the second quarter of 1999. The decrease was primarily due to the exiting of the visual communications business in the U.K. and the weakening of the European currencies. Net sales by business segment are summarized below (000’s omitted):

	Net Sales
	Quarter ended June 30,

	2000	1999

Document Finishing Group	$49,364	$52,012

Films Group	41,293	40,725

Office Products Group	90,307	83,710

Europe Group	26,828	36,619

Other	13,737	13,966

Net sales	$221,529	$227,032

Sales for the Document Finishing Group decreased by $2.6 million or 5.1% in the second quarter of 2000, compared to the second quarter of 1999. The decrease occurred primarily in the US Binding business as a result of lower than planned headcount in the direct sales force. This decrease was partially offset by higher service revenues and stronger sales in Mexico. The Films Group’s sales increased by $0.6 million or 1.4% in the second quarter of 2000 when compared to the second quarter of 1999. However, excluding the impact of weaker European exchange rates and higher sales recorded in the second quarter of 1999 due to a change in the fiscal year end of the films business in Europe, sales increased approximately 9.0% during the second quarter of 2000. The sales increases were primarily due to higher volumes of laminating films in both the Commercial Films and Digital Print Finishing businesses. The Office Products Group’s sales increased by $6.6 million or 7.9% in the second quarter of 2000 when compared to the second quarter of 1999 primarily due to a lower level of customer returns, and higher sales of visual communications products and shredders. Net sales in Europe decreased by $9.8 million or 26.7% in the second quarter of 2000 when compared to the second quarter of 1999. A significant amount of this decrease was anticipated as a result of the decision to exit the manufacturing of unprofitable visual communications products in the United Kingdom; comparisons for the remainder of the year will be impacted by the exit from this business in the first quarter of 2000. Sales were also significantly impacted by weaker exchange rates in the European currencies.

Gross Margins, Costs and Expenses

The gross profit margin in the second quarter of 2000 was 45.5%, a 3.0 percentage point increase compared to the 42.5% gross profit margin for the second quarter of 1999. The increased gross margin was due to improved manufacturing efficiencies, a favorable product mix, efficiencies resulting from the closure of manufacturing facilities in Peterborough, U.K. and Auburn Hills, MI, and a lower level of customer returns in the Office Products Group.

Selling, service and administrative expenses increased 7.2% in the second quarter of 2000 compared to 1999. As a percentage of sales, selling, service and administrative expenses increased by 3.5 percentage points to 38.5% in 2000 as compared to 35.0% in 1999. Within the Office Products Group, selling expenses were negatively impacted by significantly higher customer rebate and allowance programs during the second quarter of 2000 compared to 1999. Expenses related to fiscal year 2000 program costs are comparable to the full year 1999 costs (as a percentage of sales), but are higher in the second quarter of 2000 compared to 1999 due to many of the 1999 customer programs not being finalized until mid-1999.

Selling, service and administrative expenses for the Document Finishing Group were relatively flat, while the Films Group experienced a decrease of approximately 8.7% due to cost saving measures. Selling, service and administrative expenses in Europe also declined approximately 28.7% in the second quarter of 2000 when compared to the second quarter of 1999 as a result of the cost saving and restructuring programs, and the decline in the European currencies.

Operating Income

Operating income for GBC’s business segments is summarized below (000’s omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense.

	Operating Income
	Quarter ended June 30,

	2000	1999

Document Finishing Group	$7,147	$7,610

Films Group	9,195	8,761

Office Products Group	8,704	8,072

Europe Group	(1,074)	(1,459)

Other	(11,158)	(8,818)

Operating income	$12,814	$14,166

Operating income for the second quarter of 2000 decreased 9.5% or $1.4 million compared to the second quarter of 1999. Operating income in the Document Finishing Group was unfavorably impacted by the lower sales level. Operating income for the Films Group was favorably impacted by lower selling, service and administrative costs. Operating income in the Office Products Group increased $0.6 million as a result of the higher sales level and higher gross profit resulting from lower levels of customer returns, which were partially offset by higher program costs during the second quarter of 2000. Europe’s operating loss was reduced by $0.4 million to $1.1 during the second quarter of 2000. This loss is primarily attributable to the weakness in the European currencies, as approximately half of the Europe Group’s products are currently sourced in U.S. dollars. The significant decrease in operating expenses were offset by the lower sales levels discussed above. Operating income for the Other category was unfavorably impacted in the second quarter of 2000 by higher unallocated manufacturing variances, and expenses related to information systems and compensation programs.

Interest expense increased by $1.1 million to $11.5 million in the second quarter of 2000 compared to $10.4 million in the second quarter of 1999. Average outstanding borrowings during the second quarter of 2000 were approximately $60.7 million lower than in the second quarter of 1999 as a result of repayments made throughout 1999 and 2000, and a $17.0 million income tax refund received during the second quarter of 2000, which is described in the Liquidity and Capital Resources section following. Lower interest expense resulting from the lower outstanding balances was offset by higher average interest rates during the second quarter of 2000, as well as higher interest rate spreads resulting from the amendment of GBC’s revolving credit facility in the fourth quarter of 1999.

Other expense was $0.6 million in the second quarter of 2000, compared to income of $0.5 million in 1999. The most significant factor affecting this decrease was currency gains experienced in the second quarter of 1999, compared to losses experienced in 2000.

Restructuring and Other Expenses

During the second quarter of 1999, GBC recorded an after-tax restructuring charge of $6.9 million ($11.6 million pre-tax), or approximately $0.44 per diluted share. See Note 4 to the Condensed Consolidated Financial Statements.

Income Taxes

GBC’s worldwide effective tax rate was 50.0% for the second quarter of 2000, compared to a benefit of 40.5% in the second quarter of 1999. The high effective tax rate in 2000 is due to the low level of earnings, which is significantly impacted by the mix of earnings and losses among GBC’s foreign subsidiaries and the low level of pre-tax earnings in the U.S., which has a lower statutory rate than many foreign countries in which GBC operates. The 1999 tax benefit was a result of the restructuring charges and anticipated loss for the 1999 fiscal year.

Net Income (Loss)

GBC had net income of $0.4 million for the second quarter of 2000 ($0.02 per diluted share) compared to a net loss of $(4.4) million ($(0.27) per diluted share) reported in the second quarter of 1999. The loss experienced during the second quarter of 1999 was primarily a result of restructuring and related expenses.

Six Months Ended June 30, 2000 compared to Six Months June 30, 1999

Sales

Net sales for first half of 2000 increased 2.5% to $459.5 million, compared to the first half of 1999 as a result of offsetting fluctuations between the different business units. Net sales by business segment are summarized below (000’s omitted):

	Net Sales
	Six months ended June 30,

	2000	1999

Document Finishing Group	$102,207	$101,897

Films Group	81,786	76,888

Office Products Group	188,748	171,429

Europe Group	59,702	72,480

Other	27,093	25,420

Net sales	$459,536	$448,114

The Films Group’s sales increased by $4.9 million or 6.4% in the first half of 2000 when compared to the first half of 1999. However, excluding the impact in 1999 of changing the fiscal year end for the European films business and the impact of the weaker European currencies, Films’ sales increased 14.0% due to significant increases in the Group’s Digital Print Finishing business and moderate increases in Commercial Films’ sales resulting from higher volumes. The Office Products Group’s sales increased by $17.3 million or 10.1% in the first half of 2000 when compared to the first half of 1999. Excluding the impact of the lower level of customer returns, sales increased 5.7%. The level of customer returns experienced during 1999 were above historical levels primarily as a result of the plan-o-gram changes which were occurring during this period. In addition, Office Products sales were favorably impacted during the first six months of 2000 by significantly higher sales of writing boards and strong shredder sales. Net sales in Europe decreased by $12.8 million or 17.6% in the first half of 2000 when compared to the first half of 1999. The majority of this decrease was anticipated as a result of the decision to exit the manufacturing of unprofitable visual communications products in the United Kingdom in the third quarter of 1999. In addition, European sales were unfavorably impacted by a decrease in exchange rates during 2000, in comparison to 1999. Excluding the impact of the exchange rates and the discontinuance of visual communications product sales in the U.K., European sales for 2000 were flat compared to 1999.

Gross Margins, Costs and Expenses

The gross profit margin in the first half of 2000 was 43.7%, a 1.2 percentage point increase compared to the 42.5% gross profit margin for the first half of 1999. The increased gross margin was a result of cost savings from the restructuring initiatives undertaken during 1999, and lower customer returns in the Office Products Group.

Selling, service and administrative expenses increased 6.9% in the first half of 2000 compared to 1999. As a percentage of sales, selling, service and administrative expenses increased by 1.5 percentage points to 36.9% in 2000 as compared to 35.4% in 1999. Within the Office Products Group, selling expenses were negatively impacted by significantly higher customer rebate and allowance programs during the first half of 2000 compared to 1999. Expenses related to fiscal year 2000 program costs are comparable to the full year 1999 costs (as a percentage of sales), but are higher in the first half of 2000 compared to 1999 due to many of the 1999 customer programs not being finalized until mid-1999. Selling, service and administrative expenses for the Document Finishing Group were relatively flat in 2000 compared to 1999, while expenses decreased significantly in the Films Group due to cost saving programs. Selling, service and administrative expenses in Europe also declined significantly in the first half of 2000 when compared to the first half of 1999 as a result of the restructuring and cost saving programs implemented during 1999.

Operating Income

Operating income for GBC’s business segments is summarized below (000’s omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense.

	Operating Income
	Six months ended June 30,

	2000	1999

Document Finishing Group	$14,643	$14,405

Films Group	17,390	15,933

Office Products Group	17,392	18,365

Europe Group	(1,184)	(1,916)

Other	(22,098)	(20,212)

Operating income	$26,143	$26,575

Operating income for the first half of 2000 decreased 1.6% or $0.4 million compared to the first half of 1999. Operating income in the Films Group was favorably impacted by the higher sales levels and decreases in operating expenses in 2000, compared to 1999. The Office Products Group’s decrease in operating income was due to the higher program costs discussed above. Europe’s operating loss was reduced by $0.7 million to $1.2 million during the first six months of 2000. Lower sales and gross profit were more than offset by lower operating expenses as a result of management’s cost saving and restructuring programs, and the impact from weaker European currencies.

Interest expense increased by $2.3 million to $23.1 million in the first half of 2000, compared to $20.8 million in the first half of 1999. Average outstanding borrowings during the first half of 2000 were approximately $59.5 million lower than in the first half of 1999 as a result of repayments made throughout 1999 and 2000, and a $17.0 million income tax refund received during the second quarter of 2000. Lower interest expense resulting from the lower outstanding balances was offset by higher average interest rates during the first half of 2000, as well as higher interest rate spreads resulting from the amendment of GBC’s revolving credit facility in the fourth quarter of 1999.

Other expense was $0.9 million in the first half of 2000, compared to income of $0.7 million in 1999. The most significant factor affecting this decrease was currency gains experienced in the first half of 1999, compared to losses experienced in 2000.

Restructuring and Other Expenses

During the first half of 2000, GBC recorded an after-tax restructuring charge of $0.8 ($1.5 million pre-tax), or $0.05 per share for restructuring and related expenses. Included in this charge was approximately $0.85 million for the restructuring of certain distribution operations in Europe (primarily employee severance costs), and $0.65 million related to the supply chain management program. Restructuring charges for the first six months of 1999 were $11.6 million. See Note 4 to the Condensed Consolidated Financial Statements.

Income Taxes

GBC’s worldwide effective tax rate was 50.0% for the first half of 2000, compared to a benefit of 40.5% in 1999. The high effective tax rate in 2000 is due to the low level of pre-tax earnings, and is significantly impacted by the mix of earnings and losses among GBC’s foreign subsidiaries and the low level of pre-tax earnings in the U.S., which has a lower statutory rate than many foreign countries in which GBC operates. The 1999 tax benefit was a result of the restructuring charges and an anticipated loss for the 1999 fiscal year.

Net Income (Loss)

GBC reported net income of $0.3 million for the first half of 2000 ($0.02 per diluted share) compared to a net loss of $(3.0) million ($(0.19) per diluted share) reported in the first half of 1999. The 2000 results were primarily a result of the restructuring programs implemented during 1999, and the higher sales and gross profit achieved by certain business units. The loss experienced during the first half of 1999 was primarily a result of the restructuring and related expenses.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its overall debt capacity and ability to generate cash from operations to fund its operating and investing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms. GBC’s primary sources of liquidity and capital resources were internally-generated cash flows, borrowings under GBC’s revolving credit facilities and short-term borrowings from banks.

GBC’s cash and cash equivalents decreased by $4.3 million as of June 30, 2000 as compared to December 31, 1999 primarily due to cash used to repay borrowings under GBC’s revolving credit facility. Management believes that GBC’s SKU rationalization and supply chain management program may yield significant benefits in future periods, and may favorably impact cash flows from operating activities.

Cash provided by operating activities was $25.0 million for the six months ended June 30, 2000, compared to $19.6 million for the six months ended June 30, 1999. Approximately $17.0 million of cash was received from a federal income tax refund during the second quarter of 2000. The primary uses of cash during the first six months of 2000 were to fund reductions in accounts payable and accrued liabilities, which primarily related to the payment of restructuring costs, and to fund higher inventory levels. Operating cash flows for the first six months of 1999 were favorably impacted by significant reductions in accounts receivable from a historically high level at December 1998.

Net cash used in investing activities was $8.6 million for the first six months of 2000, as compared to $7.6 million in the first six months of 1999, primarily due to capital expenditures of $9.0 and $9.3 million, respectively.

Net cash used in financing activities was $22.6 million for the first six months of 2000, compared to $10.4 million during the first six months of 1999. During 2000, cash generated from operating activities was used to repay borrowings under GBC’s revolving credit facility. During the first six months of 1999,

GBC paid $3.8 million of dividends (or $0.24 per share). Currently, GBC is restricted from paying dividends under the terms of its Revolving Credit Facility.

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the “Revolving Credit Facility”) with a group of international banks which provide for up to $410 million of revolving credit borrowings through January 2002. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Management believes that the amended facility will provide GBC with the liquidity necessary to meet currently-anticipated operating and capital requirements. Outstanding borrowings under the Revolving Credit Facility totaled $272.0 million at June 30, 2000.

Under the most restrictive of the covenants of the Revolving Credit Facility applicable at June 30, 2000, GBC must meet a specified EBITDA target set for each quarter through the first fiscal quarter of 2001. The amendment and restatement also provides for more flexible covenants regarding net worth levels, future-starting leverage and interest coverage hurdles, the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with these covenants as of June 30, 2000.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and in June 2000 issued SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements establish accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments imbedded in other contracts) and require GBC to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated as a hedge and qualifies for hedge accounting. GBC will be required to implement both SFAS No.’s 133 and 138 for its fiscal year 2001. GBC does not believe that the adoption of SFAS No.’s 133 and 138 will have a significant impact on its results of operations.

In July 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” This consensus will require companies to record shipping and handling fees billed to its customers as revenue. Currently GBC records shipping and handling revenues as a selling expense, which is netted against shipping and handling costs. The impact of this change in accounting will result in an insignificant increase in GBC’s revenues, and will have no impact on operating earnings. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000.

In July 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-14 “Accounting for Certain Sales Incentives.” This consensus specifies when companies are required to record the cost of certain sales incentives, and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. The impact of this change in accounting will result in a reduction in GBC’s revenues and selling expenses, and an increase to cost of sales. The amount of the reclassifications has not been quantified. The implementation of EITF 00-14 will have no impact on GBC’s operating earnings, however, operating margins will increase. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000.

PART II. OTHER INFORMATION

Item 5. Board of Directors Changes

During the second quarter of 2000, and subsequent to June 30, 2000, but prior to the filing of this report, there were several changes to GBC’s board of directors. Three members of the board of directors, including the chairman of the board, resigned their positions. These directors have been replaced by three new directors, two of which are significant shareholders of Lane Industries, Inc., GBC’s majority shareholder.

Item 6. Exhibits and Reports on Form-8K

(a)	Exhibit 3 (ii):

Restated By-Laws dated as of June 28, 2000.

Exhibit 10 (iii) (a) Material Contracts:

Chairman of the Board Service Agreement dated as of June 28, 2000 and Chairman of the Board Stock Option Agreement dated as of June 12, 2000.

Exhibit 27:

Financial Data Schedule for the six months ended June 30, 2000.

(b)	Reports on Form 8-K: None.

SIGNATURE

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL BINDING CORPORATION

By:	/s/ Terry G. Westbrook

Terry G. Westbrook

Senior Vice President and Chief

Financial Officer

August 14, 2000