Form 10-Q
period 2000-09-30
GENERAL BINDING CORP
filed 2000-11-14
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2000

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

        Yes     X     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Outstanding at
Class	October 31, 2000
Common Stock, $.125 par value	13,338,898
Class B Common Stock, $.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2000
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted)

	September 30,	December 31,
	2000	1999
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 8,375	$ 11,068
Receivables, less allowances for doubtful accounts
and sales returns: 2000 - $14,811, 1999 - $15,164	155,928	163,216
Inventories:
Raw materials	35,735	36,123
Work in process	4,784	6,192
Finished goods	85,919	84,032
Total inventories	126,438	126,347
Deferred tax assets	21,771	30,816
Other	21,446	27,586
Total current assets	333,958	359,033
Total capital assets at cost	257,060	254,326
Less - accumulated depreciation	(123,653)	(112,735)
Net capital assets	133,407	141,591
Goodwill, net of amortization	274,533	283,059
Other	35,846	38,809
Total assets	$ 777,744	$ 822,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 57,998	$ 64,487
Accrued liabilities	100,755	88,702
Notes payable	10,034	13,407
Current maturities of long-term debt	510	2,131
Total current liabilities	169,297	168,727
Long-term debt, less current maturities	415,416	454,459
Other long-term liabilities	19,335	20,296
Deferred tax liabilities	29,148	29,399
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	22,010	22,010
Retained earnings	164,600	163,719
Treasury stock	(27,096)	(27,096)
Accumulated other comprehensive income	(17,228)	(11,284)
Total stockholders' equity	144,548	149,611
Total liabilities and stockholders' equity	$ 777,744	$ 822,492

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000's omitted, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2000	1999	2000	1999

Net sales	$ 225,688	$ 218,196	$ 685,224	$ 666,310

Costs and expenses:
Product cost of sales, including development and
engineering	124,559	139,043	383,055	396,652
Inventory rationalization and write-down charges	-	14,176	-	14,176
Selling, service and administrative	84,218	77,617	253,645	236,098
Amortization of goodwill and related intangibles	2,728	2,766	8,198	8,216
Interest expense	11,353	12,281	34,443	33,065
Write-down of intangible and long-lived assets	-	8,505	-	8,505
Restructuring and other expenses	-	3,442	1,498	14,997
Other expense (income), net	516	607	1,448	(59)
Income (loss) before taxes	2,314	(40,241)	2,937	(45,340)
Income tax expense (benefit)	1,745	(11,537)	2,056	(13,602)
Net income (loss)	$ 569	$ (28,704)	$ 881	$ (31,738)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(2,760)	1,208	(5,944)	(1,711)
Comprehensive (loss)	$ (2,191)	$ (27,496)	$ (5,063)	$ (33,449)

Net income (loss) per common share: (1)
Basic	$ 0.04	$ (1.82)	$ 0.06	$ (2.02)
Diluted	0.04	(1.82)	0.06	(2.02)

Weighted average number of common shares outstanding: (2)
Basic	15,734	15,734	15,734	15,732
Diluted	15,819	15,734	15,804	15,732

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	Nine Months Ended
	September 30,
	2000	1999
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$ 881	$ (31,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,803	16,149
Amortization	12,112	12,145
Restructuring and other expenses	1,498	14,997
Provision for doubtful accounts and sales returns	3,744	3,036
Provision for inventory reserves	4,856	4,397
Inventory rationalization and write-down charges	-	14,176
Write-down of intangible and long-lived assets	-	8,505
(Increase) in non-current deferred taxes	(27)	(521)
(Increase) in other long-term assets	(2,065)	(2,468)
Other	(425)	(238)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(2,146)	6,448
(Increase) decrease in inventories	(9,974)	12,373
Decrease (increase) in other current assets	5,046	(7,249)
Decrease in deferred tax assets	8,857	958
Increase (decrease) in accounts payable and accrued liabilities	9,187	(5,173)
(Decrease) in income taxes payable	(845)	(1,102)
Net cash provided by operating activities	47,502	44,695
Investing activities:
Capital expenditures	(12,713)	(13,651)
Proceeds from sale of plant and equipment	445	2,100
Net cash (used in) investing activities	(12,268)	(11,551)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	-	242,000
Repayments of long-term borrowings-maturities greater than 90 days	(46,100)	(180,000)
Net change in borrowings-maturities of 90 days or less	5,491	(19,424)
(Reduction) in current portion of long-term debt	(1,477)	(258)
Payments of debt issuance costs	(118)	(653)
Dividends paid	-	(4,717)
Purchases of treasury stock	-	(536)
Proceeds from the exercise of stock options	-	636
Net cash (used in) provided by financing activities	(42,204)	37,048
Effect of exchange rates on cash	4,277	661
Net (decrease) increase in cash and cash equivalents	(2,693)	70,853
Cash and cash equivalents at the beginning of the year	11,068	6,095
Cash and cash equivalents at the end of the period	$ 8,375	$ 76,948

Supplemental disclosure:
Interest paid	$ 26,767	$ 25,977
Income taxes (refunded) paid	(13,557)	3,751

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)      Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of September 30, 2000 and December 31, 1999 and the results of their operations for the three and nine months ended September 30, 2000 and 1999 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts for prior periods have been reclassified to conform to the 2000 presentation.

(2)    Long-term Debt

Long-term debt consists of the following at September 30, 2000 and December 31, 1999 - outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):
	September 30,	December 31,
	2000	1999
Revolving Credit Facility
U.S. Dollar borrowings - (weighted average floating interest rate of 9.20% at September 30, 2000 and 8.58% at December 31, 1999)	$ 217,700	$ 266,700
British Pound borrowings - (floating interest rate of 8.60% at September 30, 2000 and 8.48% at December 31, 1999)	5,751	5,654
Swiss Franc borrowings - (floating interest rate of 5.85% at September 30, 2000 and 4.76% at December 31, 1999)	9,212	9,987

Dutch Guilder borrowings - (floating interest rate of 7.30% at
      September 30, 2000 and 6.1% at December 31, 1999)
Australian Dollar borrowings - (floating interest rate of 8.77% at
      September 30, 2000 and 7.78% at December 31, 1999)
New Zealand Dollar borrowings - (floating interest rate of 9.13% at
      September 30, 2000 and 8.42% at December 31, 1999)

	3,201 4,722 1,143	2,741 4,658 1,464
Euro borrowings - (floating interest rate of 7.29% at September 30, 2000)	11,640	--
5
Industrial Revenue Bonds
Industrial Revenue Bond - due March 2026 (floating interest rate of 5.65% at September 30, 2000 and 5.5% at December 31, 1999)	7,522	7,511
Industrial Revenue Bond - due annually from July 1994 to July 2008 (floating interest rate of 6.00% at September 30, 2000 and 6.5% at December 31, 1999)	1,450	1,600
Industrial Revenue Bond - due annually from June 2002 to June 2007 (floating interest rate of 5.75% at September 30, 2000 and 5.6% at December 31, 1999)	1,050	1,050
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing - due 2008 (fixed interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowing - due monthly from November 1994 to October 2004 (fixed interest rate of 8.85%)	939	1,007
Note payable, Dutch Guilder borrowing - due June 2000 (fixed interest rate of 7.05%)	--	1,748
Other borrowings	1,596	2,470
Total debt	415,926	456,590
Less - current maturities	(510)	(2,131)
Total long-term debt	$ 415,416 =========	$ 454,459 ========

See Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a further discussion of GBC's credit facilities.

(3)     Earnings Per Share

In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

(A) Net income (loss) available to common Shareholders	$ 569 =======	$ (28,704) ========	$ 881 =======	$ (31,738) =======
(B) Weighted average number of common shares outstanding (1)	15,734	15,734	15,734	15,732
Additional common shares issuable under employee stock options using the treasury stock method	85	--	70	--
(C) Weighted average number of common shares outstanding assuming the exercise of stock options (1)	15,819 =======	15,734 =======	15,804 =======	15,732 ========
Net income (loss) per common share (2) - basic (A) / (B)	$ 0.04 =======	$ (1.82) =======	$ 0.06 =======	$ (2.02) ========
Net income (loss) per common share (2) - diluted (A) / (C)	$ 0.04 =======	$ (1.82) =======	$ 0.06 =======	$ (2.02) ========

(1)     Weighted average shares includes both Common Stock and Class B Common Stock.
(2)     Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4)     Restructuring and Other Expenses

During the first nine months of 2000, GBC recorded restructuring and other expenses of approximately $1.5 million. The restructuring charge primarily consists of severance costs, early retirement benefits, and other expenses. Other expenses consist of consulting fees associated with projects to rationalize GBC's product line offerings and to reorganize its supply chain management process.

The components of the restructuring and other expenses are as follows (000's omitted):

	Three months ended	Nine months ended
	September 30, 2000	September 30, 2000

Severance and early retirement benefits	$ --	$ 421
All other restructuring expenses	--	427
Consulting expenses	--	650
	$ -- ===	$1,498 =====

GBC has completed substantially all of its restructuring activities which were initiated during 1999. As of September 30, 2000, approximately 625 employees have been terminated, compared to an original plan of 620. Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at September 30, 2000 primarily represents severance, early retirement, and other benefit expenses to be paid in the future periods.

Changes in the restructuring reserve for the nine months ended September 30, 2000 and 1999 were as follows (000's omitted):

	Nine months ended	Nine months ended
	September 30, 2000	September 30, 1999

Balance - beginning of period	$ 9,884	$ --
Provisions	848	14,997
Involuntary termination costs	(1,704)	(2,890)
Other cash restructuring charges	(2,662)	(983)
Non-cash restructuring charges	(1,951)	(397)
Other (1)	(340)	(29)
Balance - end of period	$ 4,075	$ 10,698
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

	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (Loss)
	Three months ended		Three months ended		Three months ended
(000's omitted)	September 30,		September 30,		September 30,
	2000	1999	2000	1999	2000	1999
Document Finishing Group	$ 51,180	$ 50,367	$ 7,449	$ 5,962	$ 7,043	$ 6,962
Films Group	41,138	40,761	4,727	4,343	9,833	8,499
Office Products Group	97,479	84,451	6,682	7,531	11,182	(2,476)
Europe Group	23,197	29,504	1,694	4,897	(1,258)	(3,372)
All Others	12,694	13,113	(1)	75	(12,617)	(10,843)
Eliminations	-	-	(20,551)	(22,808)	-	-
Total	$ 225,688	$ 218,196	$ -	$ -	$ 14,183	$ (1,230)

	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (Loss)
	Nine months ended		Nine months ended		Nine months ended
(000's omitted)	September 30,		September 30,		September 30,
	2000	1999	2000	1999	2000	1999
Document Finishing Group	$ 153,387	$ 152,264	$ 27,132	$ 27,297	$ 21,686	$ 21,367
Films Group	122,924	117,649	13,414	13,965	27,223	24,432
Office Products Group	286,227	255,880	15,040	23,029	28,574	15,889
Europe Group	82,899	101,984	7,404	27,294	(2,442)	(5,288)
All Others	39,787	38,533	27	95	(34,715)	(31,056)
Eliminations	-	-	(63,017)	(91,680)	-	-
Total	$ 685,224	$ 666,310	$ -	$ -	$ 40,326	$ 25,344

		Unaffiliated Customer Sales
	Three months ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999
United States	$ 165,731	$ 152,906	$ 487,894	$ 452,927
Europe	29,541	35,435	102,840	124,550
Other International	30,416	29,855	94,490	88,833
Total	$ 225,688	$ 218,196	$ 685,224	$ 666,310

(6)     New Accounting Standards

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus will require companies to record shipping and handling fees billed to its customers as revenue. Currently GBC records shipping and handling revenues as a selling expense, which is netted against shipping and handling costs. The impact of this change in accounting will result in an insignificant increase in GBC's revenues, and will have no impact on operating earnings. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000. Implementation of the consensus will require a restatement of prior periods or a disclosure as to why restatement was not made and the impact on the current reporting period.

In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This consensus specifies when companies are required to record the cost of certain sales incentives and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. The impact of this change in accounting will result in a reduction in GBC's revenues and selling expenses and an increase to cost of sales. The amount of the reclassifications has not been quantified. The implementation of EITF 00-14 will have no impact on GBC's operating earnings, however, operating margins will increase. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000. Implementation of the consensus will require a restatement of prior periods or a disclosure as to why restatement was not made and the impact on the current reporting period.

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

Condensed Consolidating Balance Sheets (000's omitted):

			September 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 5,433	$ (1,471)	$ 4,413	$ -	$ 8,375
Receivables, net	98,397	888	56,643	-	155,928
Inventories, net	69,490	371	56,577	-	126,438
Deferred tax assets	19,710	403	1,658	-	21,771
Other	6,537	1,254	13,655	-	21,446
Due from affiliates	45,846	20,290	1,807	(67,943)	-
Total current assets	245,413	21,735	134,753	(67,943)	333,958
Net capital assets	100,272	8,161	24,974	-	133,407
Goodwill, net of amortization	178,162	25,468	70,903	-	274,533
Other	27,829	1,144	6,873	-	35,846
Investment in subsidiaries	180,288	127,996	-	(308,284)	-
Total assets	$ 731,964	$ 184,504	$ 237,503	$ (376,227)	$ 777,744

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 44,270	$ 1,026	$ 12,702	$ -	$ 57,998
Accrued liabilities	73,600	3,039	26,256	(2,140)	100,755
Notes payable	-	-	10,034	-	10,034
Current maturities of long-term debt	228	-	282	-	510
Due to affiliates	23,824	-	28,297	(52,121)	-
Total current liabilities	141,922	4,065	77,571	(54,261)	169,297
Long-term debt - affiliated			15,726	(15,726)	-
Long-term debt, less current maturities	411,381	-	4,035	-	415,416
Other long-term liabilities	14,108	332	4,895	-	19,335
Deferred tax liabilities	20,005	5,299	3,844	-	29,148
Stockholders' equity:
Common stock	1,962	5	3,518	(3,523)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,010	95,717	155,382	(251,099)	22,010
Retained earnings	164,600	89,734	(11,935)	(77,799)	164,600
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive income	(17,228)	(10,648)	(15,533)	26,181	(17,228)
Total stockholders' equity	144,548	174,808	131,432	(306,240)	144,548
Total liabilities and stockholders' equity	$ 731,964	$ 184,504	$ 237,503	$ (376,227)	$ 777,744

	December 31, 1999
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,469	$ (596)	$ 7,195	$ -	$ 11,068
Receivables, net	97,699	888	64,629	-	163,216
Inventories, net	68,469	308	57,570	-	126,347
Deferred tax assets	28,835	403	1,578	-	30,816
Other	15,480	1,759	10,347	-	27,586
Due from affiliates	49,762	13,934	(5,926)	(57,770)	-
Total current assets	264,714	16,696	135,393	(57,770)	359,033
Net capital assets	103,514	8,450	29,627	-	141,591
Goodwill, net of amortization	182,702	25,573	74,784	-	283,059
Other	31,130	954	7,052	(327)	38,809
Investment in subsidiaries	180,867	151,755	-	(332,622)	-
Total assets	$ 762,927	$ 203,428	$ 246,856	$ (390,719)	$ 822,492

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 42,864	$ 1,090	$ 20,533	$ -	$ 64,487
Accrued liabilities	61,632	2,791	26,420	(2,141)	88,702
Notes payable	(1)	-	13,408	-	13,407
Current maturities of long-term debt	245	-	1,886	-	2,131
Due to affiliates	24,593	-	11,204	(35,797)	-
Total current liabilities	129,333	3,881	73,451	(37,938)	168,727
Long-term debt - affiliated	-	-	22,300	(22,300)	-
Long-term debt, less current maturities	449,070	-	5,389	-	454,459
Other long-term liabilities	14,908	332	5,056	-	20,296
Deferred tax liabilities	20,005	5,299	4,095	-	29,399
Stockholders' equity:
Common stock	1,962	5	3,426	(3,431)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,010	95,717	154,695	(250,412)	22,010
Retained earnings	163,719	95,609	(12,339)	(83,270)	163,719
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive income	(11,284)	2,585	(9,217)	6,632	(11,284)
Total stockholders' equity	149,611	193,916	136,565	(330,481)	149,611
Total liabilities and stockholders' equity	$ 762,927	$ 203,428	$ 246,856	$ (390,719)	$ 822,492

Condensed Consolidating Statements of Income (000's omitted):
	Three months ended September 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 165,731	$ -	$ 59,957	$ -	$ 225,688
Affiliated sales	12,543	-	2,924	(15,467)	-
Net sales	178,274	-	62,881	(15,467)	225,688
Costs and expenses:
Product cost of sales, including development and
engineering	104,431	67	34,328	(14,267)	124,559
Selling, service and administrative	62,434	11	21,773	-	84,218
Amortization of goodwill and related intangibles	2,031	189	508	-	2,728
Interest expense	10,974	235	896	(752)	11,353
Other (income) expense	(3,305)	(538)	5,288	(929)	516
Income before taxes and undistributed
earnings of wholly owned subsidiaries	1,709	36	88	481	2,314
Income tax expense	1,334	162	249	-	1,745
Income (loss) before undistributed earnings of
wholly owned subsidiaries	375	(126)	(161)	481	569
Undistributed earnings (losses) of wholly-owned
subsidiaries	194	(2,352)	-	2,158	-
Net income (loss)	$ 569	$ (2,478)	$ (161)	$ 2,639	$ 569

	Three months ended September 30, 1999
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 152,906	$ -	$ 65,290	$ -	$ 218,196
Affiliated sales	10,843	-	5,550	(16,393)	-
Net sales	163,749	-	70,840	(16,393)	218,196
Costs and expenses:
Product cost of sales, including development and
engineering	105,303	214	49,789	(16,263)	139,043
Inventory rationalization and write-down charges	7,784	-	6,392	-	14,176
Selling, service and administrative	55,064	27	22,526	-	77,617
Amortization of goodwill and related intangibles	1,949	189	628	-	2,766
Write-down of intangible and long-lived assets	2,000	-	6,505	-	8,505
Restructuring and other expenses	2,142	-	1,300	-	3,442
Interest expense	10,011	445	2,734	(909)	12,281
Other (income) expense	(392)	(987)	1,208	778	607
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(20,112)	112	(20,242)	1	(40,241)
Income tax (benefit) expense	(5,803)	103	(5,837)	-	(11,537)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(14,309)	9	(14,405)	1	(28,704)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(14,395)	(19,860)	-	34,255	-
Net (loss) income	$ (28,704)	$ (19,851)	$ (14,405)	$ 34,256	$ (28,704)

	Nine months ended September 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 487,894	$ -	$ 197,330	$ -	$ 685,224
Affiliated sales	38,847	-	10,733	(49,580)	-
Net sales	526,741	-	208,063	(49,580)	685,224
Costs and expenses:
Product cost of sales, including development and
engineering	305,551	49	125,632	(48,177)	383,055
Selling, service and administrative	184,027	34	69,584	-	253,645
Amortization of goodwill and related intangibles	6,092	566	1,540	-	8,198
Interest expense	33,185	664	2,792	(2,198)	34,443
Restructuring and other expenses	717	-	781	-	1,498
Other (income) expense	(3,508)	(2,036)	6,709	283	1,448
Income before taxes and undistributed
earnings of wholly owned subsidiaries	677	723	1,025	512	2,937
Income tax expense	832	506	718	-	2,056
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(155)	217	307	512	881
Undistributed earnings (losses) of wholly-owned
subsidiaries	1,036	(2,042)	-	1,006	-
Net income (loss)	$ 881	$ (1,825)	$ 307	$ 1,518	$ 881

	Nine months ended September 30, 1999
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 452,927	$ -	$ 213,383	$ -	$ 666,310
Affiliated sales	39,184	-	30,162	(69,346)	-
Net sales	492,111	-	243,545	(69,346)	666,310
Costs and expenses:
Product cost of sales, including development and
engineering	300,725	593	164,550	(69,216)	396,652
Inventory rationalization and write-down charges	7,784	-	6,392	-	14,176
Selling, service and administrative	160,672	72	75,354	-	236,098
Amortization of goodwill and related intangibles	5,801	564	1,851	-	8,216
Write-down of intangible and long-lived assets	2,000	-	6,505	-	8,505
Restructuring and other expenses	11,002	-	3,995	-	14,997
Interest expense	29,438	1,143	4,821	(2,337)	33,065
Other (income) expense	(2,422)	(1,816)	2,561	1,618	(59)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(22,889)	(556)	(22,484)	589	(45,340)
Income tax (benefit)	(6,690)	(167)	(6,745)	-	(13,602)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(16,199)	(389)	(15,739)	589	(31,738)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(15,539)	(20,436)	-	35,975	-
Net (loss) income	$ (31,738)	$ (20,825)	$ (15,739)	$ 36,564	$ (31,738)

Condensed Consolidating Statements of Cash Flows (000's omitted):
	Nine months ended September 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 47,137	$ (469)	$ 834	$ -	$ 47,502
Investing activities:
Capital expenditures	(9,971)	(406)	(2,336)	-	(12,713)
Proceeds from sale of plant and equipment	156	-	289	-	445
Net cash (used in) investing activities	(9,815)	(406)	(2,047)	-	(12,268)
Financing activities:
Increase (reduction) in intercompany borrowings	1,584	-	(1,584)	-	-
Repayments of long-term debt-
maturities greater than 90 days	(46,100)	-	-	-	(46,100)
Net change in borrowings-maturities
of 90 days or less	8,293	-	(2,802)	-	5,491
(Reduction) in current portion of long-term debt	(17)	-	(1,460)	-	(1,477)
Payments for debt issuance costs	(118)	-	-	-	(118)
Net cash (used in) financing activities	(36,358)	-	(5,846)	-	(42,204)
Effect of exchange rates on cash	-	-	4,277	-	4,277
Net increase (decrease) in cash and cash equivalents	964	(875)	(2,782)	-	(2,693)
Cash and cash equivalents at the beginning of
the year	4,469	(596)	7,195	-	11,068
Cash and cash equivalents at the end of the period	$ 5,433	$ (1,471)	$ 4,413	$ -	$ 8,375

	Nine months ended September 30, 1999
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 50,414	$ 1,344	$ (7,063)	$ -	$ 44,695
Investing activities:
Capital expenditures	(8,302)	(239)	(5,110)	-	(13,651)
Proceeds from sale of plant and equipment	1,712	-	388	-	2,100
Intercompany sale of subsidiaries	-	(786)	786	-	-
Capital contributions to subsidiaries	(14,883)	(9,277)	-	24,160	-
Net cash (used in) investing activities	(21,473)	(10,302)	(3,936)	24,160	(11,551)
Financing activities:
(Reduction) increase in intercompany borrowings	(16,257)	-	16,257	-	-
Proceeds from long-term borrowings-
maturities greater than 90 days	242,000	-	-	-	242,000
Repayments of long-term debt-
maturities greater than 90 days	(180,000)	-	-	-	(180,000)
Net change in borrowings-maturities
of 90 days or less	(6,265)	216	(13,375)	-	(19,424)
(Reduction) increase in current portion of
long-term debt	(291)	-	33	-	(258)
Payments for debt issuance costs	(653)	-	-	-	(653)
Dividends paid	(4,717)	-	-	-	(4,717)
Purchase of treasury stock	(536)	-	-	-	(536)
Proceeds from the exercise of stock options	636	-	-	-	636
Capital contributions from parent companies	-	9,277	14,883	(24,160)	-
Net cash provided by (used in)
financing activities	33,917	9,493	17,798	(24,160)	37,048
Effect of exchange rates on cash	-	-	661	-	661
Net increase in cash and cash equivalents	62,858	535	7,460	-	70,853
Cash and cash equivalents at the beginning of
the year	4,049	(650)	2,696	-	6,095
Cash and cash equivalents at the end of the period	$ 66,907	$ (115)	$ 10,156	$ -	$ 76,948

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

Results of Operations - Quarter Ended September 30, 2000 compared to Quarter Ended September 30, 1999

Sales

Net sales for third quarter of 2000 increased 3.4% to $225.7 million, compared to the third quarter of 1999. Net sales by business segment are summarized below (000's omitted):

	Net Sales Quarter ended September 30,
	2000	1999

Document Finishing Group	$ 51,180	$ 50,367
Films Group	41,138	40,761
Office Products Group	97,479	84,451
Europe Group	23,197	29,504
Other	12,694	13,113
Net sales	$ 225,688	$ 218,196

Sales for the Document Finishing Group increased by $0.8 million or 1.6% in the third quarter of 2000, compared to the third quarter of 1999. The increase occurred primarily due to higher service revenues and stronger sales in Mexico. This increase was partially offset by lower sales in the US Binding business as a result of low productivity in the direct sales force related to less-experienced sales personnel hired during the year. The Films Group's sales increased by $0.4 million or 0.9% in the third quarter of 2000 when compared to the third quarter of 1999. Without the impact of weaker European exchange rates, sales in the Films Group would have increased approximately 4.1% during the third quarter of 2000. The sales increases were primarily due to higher volumes of laminating films in the Digital Print Finishing business and higher equipment sales, which were offset by lower volumes of laminating films in the Commercial Films business and weaker exchange rates in Europe. The Office Products Group's sales increased by $13.8 million or 15.4% in the third quarter of 2000 when compared to the third quarter of 1999 primarily due to a lower level of customer returns and higher sales of visual communications products, which were partially offset by lower sales of shredders. Excluding the impact of the high level of customer returns and credits in the third quarter of 1999, sales increased 3.8% compared to 1999. Net sales in Europe decreased by $6.3 million or 21.4% in the third quarter of 2000 when compared to the third quarter of 1999. Sales were significantly impacted by weaker exchange rates in the European currencies and the decision to exit from certain unprofitable visual communications product lines in the United Kingdom. Excluding the impact of weaker exchange rates and exiting from certain product lines in the United Kingdom, sales in Europe remained flat compared to the prior year.

Gross Margins, Costs and Expenses

The gross profit margin in the third quarter of 2000 was 44.8%, an 8.5 percentage point increase compared to the 36.3% gross profit margin for the third quarter of 1999. The increased gross margin was primarily due to higher margins in the Office Products Group resulting from a lower level of customer returns during 2000, as well as an improved product mix, sales of higher margin products and favorable manufacturing variances. Gross margins in the Document Finishing Group and Films Group also showed improvements due to manufacturing efficiencies, select price increases, and efficiencies resulting from the closure of a manufacturing facility in Auburn Hills, MI. In addition, gross margins in Europe were favorably impacted as a result of exiting of unprofitable product lines in the United Kingdom. The Europe Group sources approximately 50% of their products in US dollars, which combined with weaker European currencies in 2000, negatively impacted margin improvement in Europe .

Selling, service and administrative expenses increased 8.5% in the third quarter of 2000 compared to 1999. As a percentage of sales, selling, service and administrative expenses increased by 1.7 percentage points to 37.3% in 2000 as compared to 35.6% in 1999. Within the Office Products Group, customer rebate and allowance spending increased due to a higher level of net sales along with slightly higher programs as a percentage of sales, while higher administrative expenses were a result of consulting fees related to a supply chain management program. Selling, service and administrative expenses for the Document Finishing Group increased moderately due to the planned build-up of the direct sales force. The Films Group experienced a decrease of approximately 12.6% in selling, service, and administrative expenses due to cost saving measures. Selling, service and administrative expenses in Europe also declined approximately 21.8% in the third quarter of 2000 when compared to the third quarter of 1999 as a result of the cost saving and restructuring programs, and the weakening in the European currencies. Corporate administrative expenses also increased during the quarter due to fees related to a strategic consulting project.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense.

	Operating Income (Loss) Quarter ended September 30,
	2000	1999

Document Finishing Group	$ 7,043	$ 6,962
Films Group	9,833	8,499
Office Products Group	11,182	(2,476)
Europe Group	(1,258)	(3,372)
Other	(12,617)	(10,843)
Operating income (loss)	$ 14,183	$ (1,230)

Operating income for the third quarter of 2000 increased 12.5% or $15.4 million compared to the third quarter of 1999. Operating income in the Document Finishing Group was favorably impacted by slightly higher sales and favorable improvements in gross margins. Operating income for the Films Group was favorably impacted by lower selling, service and administrative costs, and slightly higher sales and gross margins. Operating income in the Office Products Group increased $13.7 million as a result of the higher sales level and improved gross profit margins due to lower levels of customer returns, which were partially offset by higher program costs and administrative expenses.

Europe's operating loss was reduced by $2.1 million to $1.3 million during the third quarter of 2000. This loss is primarily attributable to the weakness in the European currencies. Compared to 1999, the most significant reason for the reduced European loss was the exiting of the visual communications business in the United Kingdom. The operating loss for the Other category was unfavorably impacted in the third quarter of 2000 by higher expenses related to information systems, compensation programs, and consulting fees discussed above.

Interest expense decreased by $0.9 million to $11.4 million in the third quarter of 2000 compared to $12.3 million in the third quarter of 1999. Average outstanding borrowings during the third quarter of 2000 were approximately $81.0 million lower than in the third quarter of 1999 as a result of repayments made throughout 1999 and 2000. Lower interest expense resulting from the lower outstanding balances was partially offset by higher average interest rates during the third quarter of 2000, as well as higher interest rate spreads resulting from the amendment of GBC's revolving credit facility in the fourth quarter of 1999.

Inventory Rationalization and Write-down Charges

During the third quarter of 1999, GBC recorded $14.2 million of inventory rationalization and write-down provisions. Approximately $7.8 million of these charges related to GBC's worldwide product line and SKU rationalization program, which focused on eliminating overlapping product lines and those with sub-par profitability. The remaining expense of $6.4 milion was to write down the inventory of the visual communications business in the United Kingdom to its net realizable value.

Write-down of Intangible and Long-Lived Assets

During the third quarter of 1999, GBC recorded a provision of $8.5 million to write down intangible and long-lived assets, representing the write-off of goodwill associated with the Allfax acquisition along with the write-down of certain capital assets to their net realizable value.

Restructuring and Other Expenses

During the third quarter of 1999, GBC recorded an after-tax restructuring charge of $6.9 million ($11.6 million pre-tax), or approximately $0.44 per diluted share. See Note 4 to the Condensed Consolidated Financial Statements.

Income Taxes

GBC's worldwide effective tax rate was 75.4% for the third quarter of 2000, compared to a benefit of 28.7% in the third quarter of 1999. The effective tax rate in 2000 is due to the mix of earnings and losses among GBC's foreign subsidiaries and is significantly impacted by the low level of pre-tax earnings. The 1999 tax benefit was a result of the restructuring charges and anticipated loss for the 1999 fiscal year.

Net Income (Loss)

GBC had net income of $0.6 million for the third quarter of 2000 ($0.04 per diluted share) compared to a net loss of $28.7 million ($1.82 per diluted share) reported in the third quarter of 1999. The loss experienced during the third quarter of 1999 was approximately $0.27 per diluted share before special provisions and restructuring charges.

Nine Months Ended September 30, 2000 compared to Nine Months September 30, 1999

Sales

Net sales for the first nine months of 2000 increased 2.8% to $685.2 million, compared to the first nine months of 1999 as a result of offsetting fluctuations between the different business units. Net sales by business segment are summarized below (000's omitted):

	Net Sales Nine months ended September 30,
	2000	1999

Document Finishing Group	$ 153,387	$ 152,264
Films Group	122,924	117,649
Office Products Group	286,227	255,880
Europe Group	82,899	101,984
Other	39,787	38,533
Net sales	$ 685,224	$ 666,310

The Films Group's sales increased by $5.3 million or 4.5% in the first nine months of 2000 when compared to the first nine months of 1999. However, excluding the impact in 1999 of changing the fiscal year-end for the European films business and the impact of the weaker European currencies, Films' sales increased 10.5% due to significant increases in volumes in the Group's Digital Print Finishing business and Commercial Films' sales resulting from higher volumes. The Office Products Group's sales increased by $30.3 million or 11.9% in the first nine months of 2000 when compared to the first nine months of 1999. Excluding the impact of the higher level of customer returns in 1999, sales increased 5.3%. The level of customer returns experienced during 1999 were above historical levels primarily as a result of the plan-o-gram changes which were occurring during this period. In addition, Office Products sales were favorably impacted during the first nine months of 2000 by significantly higher sales of writing boards and other visual communications products. Net sales in Europe decreased by $19.1 million or 18.7% in the first nine months of 2000 when compared to the first nine months of 1999. European sales were unfavorably impacted by a significant weakening of European currencies during 2000, in comparison to 1999. In addition, a significant decrease was anticipated as a result of the decision to exit the manufacturing of unprofitable visual communications products in the United Kingdom in the third quarter of 1999. Excluding the impact of the exchange rates and the discontinuance of visual communications product sales in the U.K., European sales for 2000 remained flat compared to 1999.

Gross Margins, Costs and Expenses

The gross profit margin in the first nine months of 2000 was 44.1%, a 3.6 percentage point increase compared to the 40.5% gross profit margin for the first nine months of 1999. The increased gross margin was primarily a result of lower customer returns in the Office Products Group. Cost savings from the restructuring initiatives undertaken during 1999 also had a favorable impact on gross margins.

Selling, service and administrative expenses increased 7.4% in the first nine months of 2000 compared to 1999. As a percentage of sales, selling, service and administrative expenses increased by 1.6 percentage points to 37.0% in 2000 as compared to 35.4% in 1999. Within the Office Products Group, customer rebate and allowance spending increased due to a higher level of net sales along with slightly higher programs as a percentage of sales. Selling, service and administrative expenses for the Document Finishing Group increased slightly in 2000 compared to 1999, while expenses decreased significantly in the Films Group due to cost saving programs. Selling, service and administrative expenses in Europe also declined significantly in the first nine months of 2000 when compared to the first nine months of 1999 as a result of the restructuring and cost saving programs implemented during 2000 and 1999, as well as the impact from weaker European currencies.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense.

	Operating Income Nine ended September 30,
	2000	1999

Document Finishing Group	$ 21,686	$ 21,367
Films Group	27,223	24,432
Office Products Group	28,574	15,889
Europe Group	(2,442)	(5,288)
Other	(34,715)	(31,056)
Operating income	$ 40,326	$ 25,344

Operating income for the first nine months of 2000 increased 59.1% or $15.0 million compared to the first nine months of 1999. Operating income in the Films Group was favorably impacted by the higher sales levels and decreases in operating expenses in

 2000, compared to 1999. The Office Products Group's increase in operating income was due to the lower level of customer returns, higher sales levels and improved margins due to a favorable product mix of higher margin products. These improvements were partially offset by the higher program costs discussed above. Europe's operating loss was reduced by $2.8 million to $2.4 million during the first nine months of 2000. Lower sales and gross profit were more than offset by lower operating expenses as a result of management's cost saving and restructuring programs, and the impact from weaker European currencies.

Interest expense increased by $1.4 million to $34.4 million in the first nine months of 2000, compared to $33.1 million in the first half of 1999. Average outstanding borrowings during the first nine months of 2000 were approximately $67.5 million lower than in the first nine months of 1999 as a result of repayments made throughout 1999 and 2000, and a $17.0 million income tax refund received during the second quarter of 2000. An increase in interest expense resulting from higher average interest rates during the first nine months of 2000, as well as higher interest rate spreads resulting from the amendment of GBC's revolving credit facility in the fourth quarter of 1999, was partially offset by lower interest expense resulting from the lower outstanding borrowings.

Other expense was $1.5 million in the first nine months of 2000, compared to income of $0.1 million in 1999. The most significant factor affecting this decrease was currency gains experienced in the first nine months of 1999, compared to losses experienced in 2000.

Inventory Rationalization and Write-down Charges

During the third quarter of 1999, GBC recorded $14.2 million of inventory rationalization and write-down provisions. Approximately $7.8 million of these charges related to GBC's worldwide product line and SKU rationalization program, which focused on eliminating overlapping product lines and those with sub-par profitability. The remaining expense of $6.4 milion was to write down the inventory of the visual communications business in the United Kingdom to its net realizable value.

Write-down of Intangible and Long-Lived Assets

During the third quarter of 1999, GBC recorded a provision of $8.5 million to write down intangible and long-lived assets, representing the write-off of goodwill associated with the Allfax acquisition along with the write-down of certain capital assets to their net realizable value.

Restructuring and Other Expenses

During the first nine months of 2000, GBC recorded an after-tax restructuring charge of $0.45 million ($1.5 million pre-tax), or $0.03 per share for restructuring and related expenses. Included in this charge was approximately $0.85 million for the restructuring of certain distribution operations in Europe (primarily employee severance costs), and

 $0.65 million related to the supply chain management program. Restructuring charges for the first nine months of 1999 were $15.0 million. See Note 4 to the Condensed Consolidated Financial Statements.

Income Taxes

GBC's worldwide effective tax rate was 70.0% for the first nine months of 2000, compared to a benefit of 30.0% in 1999. The effective tax rate in 2000 is due to the mix of earnings and losses among GBC's foreign subsidiaries and is significantly impacted by the low level of pre-tax earnings. The 1999 tax benefit was a result of the restructuring charges and an anticipated loss for the 1999 fiscal year.

Net Income (Loss)

GBC reported net income of $0.9 million for the first nine months of 2000 ($0.06 per diluted share) compared to a net loss of $31.7 million ($2.02 per diluted share) reported in the first nine months of 1999. Net income for the first nine months of 1999 was approximately $.02 per diluted share before special provisions and restructuring charges.

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

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") with a group of international banks which provide for up to $410 million of revolving credit borrowings through January 2002. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Management believes that the amended facility will provide GBC with the liquidity necessary to meet currently-anticipated operating and capital requirements. Outstanding borrowings under the Revolving Credit Facility totaled $253.4 million at September 30, 2000.

Under the most restrictive of the covenants of the Revolving Credit Facility applicable at September 30, 2000, GBC must meet a specified EBITDA target set for each quarter through the first fiscal quarter of 2001, as well as leverage and interest coverage ratios commencing in the second fiscal quarter of 2001. The amendment and restatement also provides for more flexible covenants regarding net worth levels,  the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with these covenants as of September 30, 2000.

Cash provided by operating activities was $47.5 million for the nine months ended September 30, 2000, compared to $44.7 million for the nine months ended September 30, 1999. Approximately $17.0 million of cash was received from a federal income tax refund during the second quarter of 2000. The primary uses of cash during the first nine months of 2000 were to fund higher inventory and accounts receivable levels.

Net cash used in investing activities was $12.3 million for the first nine months of 2000, as compared to $11.6 million in the first nine months of 1999, primarily due to capital expenditures of $12.7 and $13.7 million, respectively.

Net cash used in financing activities was $42.2 million for the first nine months of 2000, compared to net cash provided by financing activities of $37.0 million during the first nine months of 1999. During 2000, cash generated from operating activities was used to repay borrowings under GBC's revolving credit facility of approximately $37.8 million as compared to net proceeds received in 1999 of $53.5 million. During the first nine months of 1999, GBC paid $4.7 million of dividends (or $0.30 per share). Currently, GBC is restricted from paying dividends under the terms of its Revolving Credit Facility.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000 issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments imbedded in other contracts) and require GBC to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated as a hedge and qualifies for hedge accounting. GBC will be required to implement both SFAS No.'s 133 and 138 for its fiscal year 2001. GBC does not believe that the adoption of SFAS No.'s 133 and 138 will have a significant impact on its results of operations.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus will require companies to record shipping and handling fees billed to its customers as revenue. Currently GBC records shipping and handling revenues as a selling expense, which is netted against shipping and handling costs. The impact of this change in accounting will result in an insignificant increase in GBC's revenues and will have no impact on operating earnings. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000.

In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This consensus specifies when companies are required to record the cost of certain sales incentives and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. The impact of this change in accounting will result in a reduction in GBC's revenues and selling expenses and an increase to cost of sales. The amount of the reclassifications has not been quantified. The implementation of EITF 00-14 will have no impact on GBC's operating earnings, however, operating margins will increase. GBC will be required to implement EITF 00-10 during the fourth quarter of 2000.

PART II.     OTHER INFORMATION

Item 6.        Exhibits and Reports on Form-8K

                  (a) Exhibit 10 (ii) (a): Executive Severance/Change in Control Agreement dated as of
                       August 26,  2000.

                       Exhibit 27: Financial Data Schedule for the nine months ended September 30, 2000.

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

                                                                                              By: /s/ Terry G. Westbrook

                                                                                              Terry G. Westbrook
                                                                                              Senior Vice President and Chief
                                                                                              Financial Officer

                                                                                              November 14, 2000