Form 10-K
period 2000-12-31
GENERAL BINDING CORP
filed 2001-03-30
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-2604
GENERAL BINDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0887470
(State of Incorporation)	(I.R.S. Employer Identification No.)

One GBC Plaza, Northbrook, Illinois	60062
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(847) 272-3700

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.125 par value	NASDAQ
Class B Common Stock, $.125 par value	-
Senior Subordinated Notes, due 2008	-

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to  file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

As of February 28, 2001, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $39,514,082. (Estimated solely for the purpose of completing this cover page.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at February 28, 2001
Common Stock, $.125 par value	13,326,924
Class B Common Stock, $.125 par value	2,398,275

Documents Incorporated by Reference	Where Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001	Parts III and IV

General Binding Corporation and Subsidiaries
Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K
Table of Contents

Part I.

Item 1. Business

General Development and Description of Business and Segment Information

General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or the "Company"), are engaged in the design, manufacture and distribution of branded office equipment, related supplies and thermal laminating films. GBC is organized into four primary business groups, with each group comprised of similar products and services. The Office Products Group's major products include desktop binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories. The Films Group's primary products include thermal laminating and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group's major products include binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The European Group distributes the Office Products and Document Finishing Groups' products to customers in Europe. Additionally, the Europe Group exports products to other parts of the world. The Company's products are either manufactured in GBC's 16 plants located throughout the world or sourced from third parties. GBC products and services are sold through a network of direct sales and telemarketing personnel, distributors, office product superstores, wholesalers, contract/commercial stationers and other retail dealers.

The following table summarizes the percentage of revenue derived from the sales of office equipment and supplies and service for the last three fiscal years:

	2000	1999	1998
Office equipment (1)	47%	45%	48%
Related supplies and service (1) (2)	53%	55%	52%
(1)    Financial information by business group and geographical area is included in Note 11 to the Consolidated Financial Statements.
(2)    Includes Ringmetal business for  the first half of 1998.

Acquisitions

GBC has made several significant acquisitions during the time period covered by this filing. For additional information, see Note 13 to the Consolidated Financial Statements and the Acquisitions and Other Business Combinations in Management's Discussion and Analysis.

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

Dependence on Major Customers

One of GBC's major customers, United Stationers, accounted for approximately 10.6% of GBC's net sales in 2000. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

Order Backlog and Seasonal Variations

GBC's order backlog is not considered a material factor in the Company's business, nor is the business seasonal in any material respect.

Fluctuations in Raw Material Prices

The primary materials used in the manufacturing of many of GBC's products are polyester and polypropylene substrates, wood and aluminum. These materials are available from a number of suppliers, and GBC is not dependent upon any single supplier for any of these materials. In general, GBC's gross profit is affected from time to time by fluctuations in the prices of these materials because competitive markets for its products make it difficult to pass through raw material price increases to customers. Based on its experience, GBC believes that adequate quantities of the aforementioned materials will be available in adequate supplies in the foreseeable future. However, there can be no assurance that such materials will continue to be available in adequate supply in the future or that shortages in supply will not result in price increases that could have a material adverse effect on GBC's financial position or results of operations.

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

Risks Associated with International Operations

GBC has significant operations outside the United States. Approximately 29% of GBC's 2000 revenues were from international sales. GBC's international operations may be significantly affected by economic, political and governmental conditions in the countries where GBC has manufacturing facilities or where its products and services are sold. In addition, changes in economic or political conditions in any of the countries in which GBC operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of GBC or expropriation of the Company's assets. GBC's operations and financial position may also be adversely affected by significant fluctuations in the value of the United States dollar relative to international currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents and Trademarks

Many of the equipment and supply products manufactured and/or sold by GBC and certain application methods related to such products are covered by United States and foreign patents. Although the patents owned by GBC are highly important to its business, GBC does not consider its business to be significantly dependent on any of those patents.

The Company has registered the GBC, Quartet, Ibico, Pro-Tech, Shredmaster, Sickinger, VeloBind and Bates trademarks in the United States and numerous foreign countries and considers those trademarks material to its business. GBC has also registered numerous other important trademarks related to specific products in the United States and many foreign countries; however, GBC does not consider its business dependent on any of those trademarks.

Environmental Matters

GBC and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often. Capital and operating expenses required to comply with Environmental Laws can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as "Superfund") in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water, buildings, and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by GBC as well as at properties the Company currently owns and operates, and properties to which hazardous substances were sent by GBC, may result in liability for the Company under Environmental Laws. As a manufacturer, GBC has an inherent risk of liability under Environmental Laws both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. There can be no assurance that the costs of complying with Environmental Laws, any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on the Company's financial position or results of operations.

Research and Development

Research and development expenditures amounted to approximately $7,496,000 in 2000, $7,399,000 in 1999, and $7,834,000 in 1998. All research has been funded by GBC.

Employees

As of December 31, 2000, GBC employed approximately 5,071 people worldwide. Employee relations are considered to be excellent.

Item 2. Properties

In addition to the manufacturing and distribution locations listed below, GBC operates sales and service offices throughout the world. GBC also owns a 65,000 square foot world headquarters building in Northbrook, Illinois and a 33,000 square foot business group headquarters building in Skokie, Illinois. Management believes that the Company's manufacturing facilities are suitable and adequate for its operations and are maintained in a good state of repair.

Major manufacturing and distribution is conducted at the following locations:

		Approximate Area in Thousand Sq. Ft.
Location		Manufacturing	Distribution	Ownership
Booneville, Mississippi (3)	Manufacturing/Distribution	770	161	GBC owned/Leased
Ashland, Mississippi (3)	Manufacturing	180	-	GBC owned
Hanover Park, Illinois (1),(2)	Distribution	-	105	Leased
Addison, Illinois (2)	Manufacturing/Distribution	95	27	GBC owned/Leased
Pleasant Prairie, Wisconsin (1),(3)	Manufacturing	100	-	Leased
Basingstoke, England (4)	Distribution	-	80	Leased
Buffalo Grove, Illinois (1),(3)	Manufacturing	83	-	Leased
Arcos de Valdevez, Portugal (4)	Manufacturing	68	-	GBC owned
Lincolnshire, Illinois (1)	Manufacturing	71	-	Leased
Pleasant Prairie, Wisconsin (1),(3)	Manufacturing	56	-	Leased
Nuevo Laredo, Mexico (1),(3)	Manufacturing	85	-	Leased
Kerkrade, Netherlands (2)	Manufacturing/Distribution	39	42	GBC owned
Hagerstown, Maryland (2)	Manufacturing	33	-	GBC owned
Amelia, Virginia (1)	Manufacturing	26	-	GBC owned
Madison, Wisconsin (2)	Manufacturing	36	-	Leased
Tornaco, Italy (4)	Manufacturing/Distribution	59	3	Leased
Vaughn, Canada (3)	Distribution	-	58	Leased
Don Mills, Ontario, Canada (1)	Manufacturing/Distribution	15	25	Leased
Born, Netherlands (4)	Distribution	-	65	Leased
Dublin, Ireland (4)	Manufacturing/Distribution	26	-	Leased
Regents Park, Australia (5)	Distribution	-	43	Leased
Crescent, Singapore (5)	Distribution	-	16	Leased

(1) Document Finishing Group, (2) Films Group, (3) Office Products Group, (4) Europe Group, (5) Far East Operations

Item 3. Legal Proceedings

GBC is not a party to any material pending legal proceedings, and neither GBC nor any of its officers or directors are aware of any material contemplated proceeding.

Item 4. Submission of Matters to a Vote of Security Holders during the Fourth Quarter of 2000

None.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Principal Market and Price Range

The following table shows the range of closing prices for GBC's Common Stock at $0.125 par value, as quoted on the NASDAQ National Market System for the calendar quarters indicated below:

	Share Prices
	2000			1999
	High	Low	Close	High	Low	Close
First quarter	$11.63	$6.75	$9.56	$40.00	$21.75	$25.93
Second quarter	10.13	6.63	6.68	30.40	17.88	23.50
Third quarter	9.50	7.25	7.38	24.00	14.50	20.25
Fourth quarter	8.50	5.25	6.75	19.13	6.68	11.75

Approximate Number of Equity Security Holders
Title of Class	Number Shareholders of Record as of February 28, 2001
Common Stock, $.125 par value	721*
Class B Common Stock, $.125 par value	1

*     Per latest report of the Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one shareholder of record.

Dividends Paid

As discussed in Note 6 to the Consolidated Financial Statements, GBC amended and restated its Revolving Credit Facility in the fourth quarter of 1999. Under terms of the Revolving Credit Facility, the Company is currently restricted from paying dividends. The following table lists dividends paid per share during the calendar quarters in 1999 and 2000:

	Dividends Paid
	2000	1999
First Quarter	$ -	$ 0.12
Second Quarter	-	0.12
Third Quarter	-	0.06
Fourth Quarter	-	-
Total	$ -	$0.30
	=====	=====

Item 6. Selected Financial Data

(000 omitted except per share and ratio data):

	2000	1999	1998	1997	1996

Net Sales (1)	$910,799	$912,150	$933,062	$770,001	$536,836
Net income (loss)	2,433	(56,676)	23,792	28,667	25,213
Net income (loss) per Common Share (2) (3)
Basic	$0.15	$(3.60)	$1.51	$1.82	$1.60
Diluted	0.15	(3.60)	1.50	1.80	1.59
Cash Dividends declared per Common Share (3)	-	0.30	0.45	0.44	0.43
Capital expenditures	19,609	22,823	29,926	29,619	27,778
Current assets	320,625	359,033	398,643	327,745	237,214
Current liabilities	161,300	168,727	157,218	152,102	112,129
Working capital	159,325	190,306	241,425	175,643	125,085
Current ratio	2.0	2.1	2.5	2.2	2.1
Total assets	$761,308	$822,492	$885,838	$692,914	$393,706
Long-term debt	397,005	454,459	490,591	324,070	87,029
Stockholders' equity	147,679	149,611	203,187	191,043	172,132
  GBC adopted EITF 00-10, "Accounting for Shipping and Handling Fees", in 2000 by restating financial statements beginning in 1998. Restating financial statements prior to 1998 was determined to be impractical.
  Earnings per share data for 1996 has been restated for the adoption of SFAS 128, "Earnings Per Share".
  Amounts represent per share amounts for both Common Stock and Class B Common Stock.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

2000 Compared to 1999

Sales

GBC reported 2000 net sales of $910.8 million, approximately flat with 1999. Sales in 2000 were significantly impacted by the weak Euro vs. the US dollar, the exiting of manufacturing of visual communications products in the UK, and changes in the fiscal reporting periods during 1999 for certain international subsidiaries (as discussed in Note1 (a) to the consolidated financial statements). Excluding the impact of the above items, net sales in 2000 increased by approximately 5.0% over 1999. Net sales by business segment are summarized below (000 omitted):

	Year ended December 31
	2000	1999

Document Finishing Group	$208,589	$210,145
Films Group	161,706	157,952
Office Products Group	377,933	349,949
Europe Group	110,792	141,090
Other	51,779	53,014
Net Sales	$910,799 =======	$912,150 =======

Sales for the Document Finishing Group decreased by 0.7% in 2000, compared to 1999. The decrease was due to lower sales in the domestic binding business as a result of low productivity in the direct sales force related to less-experienced sales personnel hired during the year. These decreases were partially offset by higher service revenues, increased dealer sales and an increase in sales of the group's Mexican operations of approximately 15%. Sales in Mexico were impacted by the stronger Mexican Peso in 2000; excluding the impact of currency, sales in Mexico would have increased approximately 11.0%. The Films Group's sales increased by $3.8 million or 2.4% in 2000 when compared to 1999. Without the impact of weaker European exchange rates, and the change in fiscal reporting periods in 1999 for the Group's European operations, sales in the Films Group would have increased approximately 7.8% during 2000. The sales increases were primarily due to higher volumes of laminating films in both the commercial and digital print finishing businesses. The Office Products Group's sales increased by $28.0 million or 8.0% in 2000 when compared to 1999. Excluding the impact of a higher level of customer returns in 1999, sales increased approximately 5.0%. The level of customer returns experienced during 1999 were above historical levels primarily as a result of changes to retail merchandising displays (Plan-O-Grams) and products during that period. Sales of writing boards and other visual communications products to the Group's commercial customers (wholesaler/distributor and contract stationers) was the primary driver behind the increased sales volumes. Net sales in Europe decreased by $30.3 million or 21.5% in 2000 when compared to 1999. Sales were significantly impacted by weaker exchange rates in the European currencies, the change in fiscal reporting in 1999 for certain European subsidiaries, and the decision to exit from certain unprofitable visual communications product lines in the United Kingdom. Excluding the impact of the aforementioned events, sales in Europe increased approximately 3.0% compared to the prior year.

Gross Margins, Costs and Expenses

The gross profit margin percentage in 2000 was 45.1%, a 3.7 percentage point increase compared to the Company's 41.4% gross profit margin percentage in 1999. With the exception of the Films Group, where gross profit margins were essentially flat in 2000 compared to 1999, margins increased in each of the Company's operating groups in 2000. The Document Finishing Group's gross profit margin percentage benefited from a program targeted to increase the price yield on product sales. Implementation of an extensive supply chain initiative improved the margins in the Office Products Group, which also benefited from a lower level of customer returns and manufacturing cost savings. Additionally, the Office Products Group had a favorable mix of higher margin visual communications products in 2000. In Europe, the decision to exit the manufacturing of visual communications products favorably impacted the Group's gross profit margin.

Selling, service and administrative expenses increased 2.2% in 2000 compared to 1999. Included in selling, service and administrative expenses are approximately $3.0 million in expenses related to supply chain and strategic consulting projects. Excluding such costs, total expenses increased 0.7 percent and were 37.5% of sales in 2000 compared to 36.9% in 1999. Expenses increased in the Document Finishing Group primarily due to the planned build-up and training of the direct sales force. Cost savings initiatives helped decrease expenses in the Films group. Within the Office Products Group, on an absolute dollar basis, spending on customer rebate and allowance programs increased as a result of the higher sales level; spending on such programs also increased slightly as a percentage of sales in 2000. In Europe, selling, service and administrative expenses declined significantly due to the lower level of sales and the weakened European currencies. As a percentage of sales, expenses in Europe declined modestly due to the restructuring efforts initiated beginning in 1999 and continuing into 2000. Corporate administrative expenses increased in 2000 due to higher compensation expenses resulting from the achievement of bonus targets as well as planned higher spending on information systems (including e-commerce) projects.

Operating Income

Operating income for GBC's business segments is summarized below (000 omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense.

	Operating Income
	Year ended December 31,
	2000	1999
Document Finishing Group	$28,305	$29,004
Films Group	35,690	31,630
Office Products Group	39,287	20,052
Europe Group	(2,390)	(7,543)
Other (1)	(44,993)	(43,066)
Operating income	$55,899 ======	$30,077 ======

(1)     All other includes shared expenses not allocated to the specific segments, unallocated goodwill amortization, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for 2000 increased 85.9% or $25.8 million compared to 1999. Operating income in the Document Finishing Group was slightly lower due to the fact that the improvement in gross profit margins was not enough to overcome the increase in selling, general and administrative expenses. Operating income for the Films Group was favorably impacted by higher sales along with lower selling, service and administrative costs. Operating income in the Office Products Group increased $19.2 million as a result of the higher sales level and improved gross profit margins which more than offset slightly higher customer program costs along with higher administrative expenses. Europe's operating loss was reduced by $5.2 million to $2.4 million during 2000. Compared to 1999, the most significant reason for the reduced European loss was the exiting of the visual communications business in the United Kingdom. The operating loss for the Other category was unfavorably impacted in 2000 by higher expenses related to information systems, compensation programs, and consulting fees as discussed above.

Interest Expense

Interest expense in 2000 was approximately flat compared to 1999. Average outstanding borrowings during 2000 were approximately $70.9 million lower than in 1999 as a result of repayments made throughout 2000. Lower interest expense resulting from the lower outstanding balances was offset by higher market interest rates during 2000, as well as higher interest rate spreads during 2000, resulting from the amendment of GBC's revolving credit facility in the fourth quarter of 1999.

Other Expense

Other expense was $2.1 million in 2000 compared to income of $0.6 million during 1999. The difference primarily relates to lower interest income during 2000, non-cash losses on the disposal of capital assets, and foreign exchange losses during 2000 compared to foreign exchange gains experienced during 1999.

Inventory Rationalization and Write-down Charges

During 1999, GBC recorded pre-tax charges of $22.1 million for inventory rationalization and write-down provisions. Approximately $16.0 million of these charges related to GBC's worldwide product line and SKU rationalization program, which focused on eliminating overlapping product lines and those with sub-par profitability. The remaining expense of $6.1 million was to write down the inventory of the visual communications business in the United Kingdom to its net realizable value.

Write-down of Intangible and Long-lived Assets

During 1999, GBC recorded a provision of $8.5 million to write down intangible and long-lived assets, representing the write-off of goodwill associated with the Allfax acquisition which was completed in January, 1998 along with the write-down of certain capital assets to their net realizable value.

Restructuring and Other Expenses

During 2000, GBC recorded a $1.5 million restructuring charge, compared to a $19.6 million restructuring charge during 1999. The restructuring charge recorded in 2000 related to the final phase of the restructuring program initiated in 1999. See Note 4 to the Consolidated Financial Statements.

Income Taxes

GBC's worldwide effective income tax rate was 64.0% in 2000, compared to a benefit of 13.1% in 1999. The high effective tax rate in 2000 is due to an unfavorable mix of earnings and losses among GBC's foreign subsidiaries, and is also impacted by the level of pretax earnings. The effective rate in 1999 results from the taxing jurisdictions in which the operating losses and special charges were generated, and certain operating losses which were not benefited as their realizability was considered to be unlikely. See Note 10 to the Consolidated Financial Statements for more details.

Net Income (Loss)

Net income, excluding expenses totaling $5.1 million before taxes (or $0.12 per diluted share), for special charges related to restructuring programs, consulting projects and non-cash lossses on asset dispositions was $4.3 million (or $0.27 per diluted share) in 2000. Comparable net income for 1999 was a loss of $13.0 million (or $0.83 per diluted share). Net income after charges was

$2.4 million (or $0.15 per diluted share) compared to a loss of $56.7 million (or $3.60 per diluted share) in 1999.

1999 Compared to 1998

Sales

GBC reported 1999 sales of $912.2 million, a decrease of $20.9 million or 2.2% compared to 1998. Excluding the impact of the US RingBinder sale and the Ibico acquisition in 1998, sales decreased $29.6 million or 3.2%. Net sales by business segment are summarized below:

	Year ended December 31,
	1999	1998

Document Finishing Group	$210,145	$215,607
Films Group	157,952	152,832
Office Products Group	349,949	354,209
Europe Group	141,090	149,756
Other	53,014	60,658
Total Sales	$912,150 =======	$933,062 =======

Sales for the Document Finishing Group decreased by $5.5 million or 2.5% in 1999 compared to 1998. The decrease was primarily due to reduced sales in the U.S. direct sales operations. Sales were weak during 1999 as a result of higher-than-expected employee turnover subsequent to the restructuring programs initiated during the second quarter. Sales for the Films Group during 1999 increased $5.1 million or 3.4% compared to 1998. The increase in Films sales was due to higher unit volumes of laminating films. The Office Products Group's sales during 1999 decreased $4.3 million or 1.2% (or approximately $25.7 or 7.3% excluding the impact of the two additional months of Ibico sales in 1999) when compared to 1998. The most significant factors driving the decrease in Office Products Group's sales was lower shredder sales during 1999 compared to 1998. In addition, the Office Products Group changed many of its retail Plan-O-Grams during 1999. The Plan-O-Gram changes resulted in an unusually high level of customer credits issued, as well as increases in credit return reserves for merchandise expected to be returned. Sales in the Europe Group decreased $8.7 million or 5.7% (or approximately $21.5 or 14.4% excluding the impact of the two additional months of Ibico sales in 1999) compared to 1998. The most significant factor impacting Europe were losses associated with the visual communications business in the UK (see sections on inventory rationalization and write-down charges and the write-down of long-lived assets below).

Gross Margins, Costs and Expenses

The gross profit margin in 1999, excluding the inventory rationalization and write-down charges, decreased to 41.4% compared to 44.1% in 1998. The gross profit margin percentage for the Document Finishing Group was flat in 1999 compared to 1998. The significant level of Plan-O-Gram changes discussed above had a significant negative impact on the gross profit of the Office Products Group during 1999. Gross profit margins in the Films Group declined primarily due to price competition on commercial laminating films. Gross profit margins in Europe were significantly impacted by higher manufacturing costs associated with the visual communications business in the U.K.

Selling, service and administrative expenses increased 5.9% in 1999 compared to 1998. As a percentage of sales, the selling, service and administrative expenses increased to 36.9% in 1999, compared to 34.1% in 1998. Within the Office Products Group, selling expenses were negatively impacted by significantly higher customer rebate and allowance programs, along with higher distribution expenses associated with servicing certain customers selling Ibico products. Selling, service and administrative expenses for the Document Finishing Group declined slightly on a year-to-date basis in 1999 compared to 1998. However, for both the Document Finishing Group and Europe, selling service and administrative expenses declined significantly during the fourth quarter as a result of the cost saving and restructuring actions taken by the Company earlier in 1999.

Operating Income

Operating income for GBC's business segments is summarized below. This presentation of operating income excludes the inventory rationalization and write-down charges, the restructuring provision, the write-down of long-lived assets, interest expense, and other income and expenses.

	Operating Income
	Year ended December 31,
	1999	1998

Document Finishing Group	$29,004	$28,130
Films Group	31,630	33,626
Office Products Group	20,052	54,089
Europe Group	(7,543)	5,843
Other (1)	(43,066)	(39,187)
Operating Income	$30,077 ======	$82,501 ======

(1)     All other includes shared expenses not allocated to the specific segments, unallocated goodwill amortization, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for 1999 decreased by $52.4 million to $30.1 million, compared to $82.5 million for 1998. This decrease is primarily due to issues associated with the Office Products and Europe Groups. The Office Products Group's gross profit margins were negatively impacted by a high level of customer credits and returns primarily associated with the Plan-O-Gram changes. In addition, customer rebate and allowance program costs increased significantly in 1999 compared to 1998. In Europe, GBC incurred substantial operating losses in 1999 related to the manufacturing of visual communications products in the U.K. along with higher losses in the France operations. Management initiated restructuring and other programs during 1999 to address these, as well as other, operating issues encountered during 1999.

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

Income Taxes

GBC's worldwide effective tax rate for 1999 was a benefit of 13.1%, compared to an expense rate of 40.5% in 1998. The 1999 tax benefit is recorded at an effective rate of 13.1%, which varies significantly from statutory rates. The variance results from the taxing jurisdictions in which the operating losses and special charges are generated. Further, the effective tax rate is unfavorably impacted as certain operating losses and charges are not benefited as their realizability may be unlikely at this time. Finally, as a result of certain capital losses triggered in 1999, GBC will receive a benefit (refund) as a result of a tax allocation agreement with Lane Industries. GBC has accounted for this benefit as a capital contribution from Lane Industries, rather than an increase to the 1999 tax benefit. See Note 10 to the Consolidated Financial Statements for additional information.

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

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") with a group of international banks which provide for up to $410 million of revolving credit borrowings through January 2002. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Management believes, but there can be no assurance, that the amended facility will provide GBC with the liquidity necessary to meet currently-anticipated operating and capital requirements. During 2001, GBC will be required to renegotiate its long-term revolving credit agreement with its bank group. Management believes, but there can be no assurance, that the Company will be able to negotiate a new revolving credit facility with a comparable or reduced line of credit, and with terms that will approximate market interest rates. Outstanding borrowings under the Revolving Credit Facility totaled $234.4 million at December 31, 2000.

Under the most restrictive covenant of the Revolving Credit Facility, GBC must meet a specified EBITDA target set for the first fiscal quarter of 2001, as well as leverage and interest coverage ratios commencing in the second fiscal quarter of 2001. The amendment and restatement also provides for more flexible covenants regarding net worth levels, the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with all covenants as of December 31, 2000.

Cash provided by operating activities was $75.0 million for the year ended December 31, 2000, compared to $80.4 million for 1999. The primary reasons for the decrease in "operating" cash flow in 2000 despite the higher level of operating earnings are: a) lower accounts payable balances compared to amounts accrued at December 31, 1999; b) higher levels of inventory in 2000; and c) cash used in 2000 to fund restructuring activities accrued in 1999. Additionally, cash flow in 2000 included receipt of a federal income tax refund in the second quarter of approximately $17.0 million. The primary uses of cash during 2000 were to repay borrowings under the Revolving Credit Facility, and to fund capital investments.

Net cash used in investing activities was $17.7 million during 2000, as compared to $19.9 million in 1999, primarily due to capital expenditures of $19.6 and $22.8 million, respectively.

Major capital projects in 2000 include investments in facilities and equipment for a new commercial film plant in South Korea ($3.0 million), and approximately $4.1 million for implementation of business information systems, including GBC's e-commerce initiatives. Major projects in 1999 and 1998 included the implementation of business information systems in Europe and the U.S. ($5.0 million in 1999 and $6.5 million in 1998), equipping and setting up three manufacturing facilities in the U.S. ($0.4 million in 1999 and $4.9 million in 1998), facilities to support the integration of GBC's office products business subsequent to the acquisition of Ibico, and for tooling of new products.

GBC made no significant acquisitions during 2000 or 1999. Acquisition investments totaled $147.9 million in 1998. Acquisitions in 1998 were primarily financed by GBC's Revolving Credit Facility and a $60.0 million borrowing from Lane Industries. A portion of the Revolving Credit Facility and all of the $60 million borrowing were repaid with the proceeds of the Senior Subordinated Notes in 1998. During 1998, GBC received approximately $15.5 million from the sale of its US RingBinder business.

Net cash used in financing activities was $61.4 million during 2000, compared to net cash used in financing activities of $54.2 million during 1999. During 2000, cash generated from operating activities was used to repay borrowings under GBC's revolving credit facility of approximately $56.8 million as compared to repayments of $29.7 million in 1999. During 1999 and 1998, GBC paid $4.7 million and $7.1 million of dividends or $0.30 and $0.45 per share, respectively. Currently, GBC is restricted from paying dividends under the terms of its Revolving Credit Facility and therefore no dividends were paid in 2000.

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

The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of December 31, 2000 are presented below. A majority of the outstanding contracts have maturity dates in 2001, with some contracts maturing in 2002. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. Selected information related to GBC's foreign exchange contracts as of December 31, 2000 is as follows (000 omitted):

Forward contracts as of December 31, 2000	Average Exchange Rate	Notional Amount	Fair Market Value	Gain (Loss) (1)

Sale of Australian dollars	1.54	$ 0.6	$ 0.5	$ 0.1
Sale of British pounds	1.47	8.3	8.4	(0.1)
Sale of Canadian dollars	1.46	13.8	13.4	0.4
Sale of Dutch guilders	2.18	6.1	5.7	0.4
Sale of Euros	1.15	15.1	16.4	(1.3)
Sale of Japanese yen	100.69	2.5	2.2	0.3
Sale of Mexican pesos	10.31	2.2	2.4	(0.2)
Sale of New Zealand dollars	2.09	0.2	0.2	-
Sale of Swiss francs	1.70	11.9	12.6	(0.7)
Obligations to purchase other currencies		8.2	8.2	0.0
Total		$68.9 =====	$70.0 =====	$(1.1) =====

(1)     Total exchange losses is comprised of two amounts. Approximately $1.6 million of unrealized losses on hedges of intercompany loans have been recorded in GBC's income statement. The remaining unrealized gains have not been reflected in GBC's financial statements.

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

The table below provides information about GBC's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in US dollar equivalents, which is GBC's reporting currency. Significant interest rate sensitive instruments as of December 31, 2000, are presented below (000 omitted):

	Stated Maturity Date
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Debt obligations
Long-term debt:
Fixed Rate ($US)	$ 0.3	$ 1.0	$ 0.5	$ 0.5	$ 0.1	$150.0	$152.4	$122.4
Average interest rate	7.9%	10.6%	9.1%	9.3%	12.0%	9.375%	9.38%	-
Variable Rate ($US)	$ 0.2	$234.7	$ 0.3	$ 0.4	$ 0.2	$ 9.3	$245.1	$245.1
Average interest rate	5.9%	8.5%	7.7%	7.7%	7.0%	5.1%	8.4%	-
Short-term debt:
Variable Rate ($US)	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Average interest rate	-	-	-	-	-	-	-	-

	Expected Maturity Date
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Interest Rate Derivatives
Interest Rate Swaps:
Fixed to variable ($US)	$40.0	$65.0	$20.0	$15.0	$10.0	$ -	$150.0	$149.3
Average pay rate	6.4%	6.3%	5.7%	5.9%	6.0%	- %	6.2%	-
Average receive rate	6.0	5.7	6.0	6.1	6.1	-	5.9	-
Interest Rate Caps:
Fixed to variable ($US)	$ -	$5.0	$ -	$ -	$ -	$ -	$5.0	$5.0
Cap rate	-	7.5%	-	-	-	-	7.5%	-

Refer to Notes 1, 2, 6 and 7 of the Consolidated Financial Statements for additional discussion of GBC's foreign exchange and financial instruments.

Euro

On January 1, 1999, a majority of the member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. The Euro trades on currency exchanges, and the participating countries' own currencies ("legacy currencies") remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that these legacy currencies will no longer be available after July 1, 2002.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. GBC has assessed its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. GBC has also assessed its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro, and to accommodate the eventual elimination of the legacy currencies. GBC's currency risk and risk management programs for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. GBC currently conducts a significant portion of its European transactions in the Euro and will continue to evaluate issues involving the introduction of the Euro. Based on current information and GBC's current assessment, management does not expect that the Euro conversion will have a material effect on GBC's results of operations, financial condition or cash flows.

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

These statements require that changes in a derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset the related results on the hedged item in the income statement to the extent the hedge is effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

GBC's existing derivative instruments are primarily designated as cash flow hedges, which were initiated to hedge cash flows related to future variable rate interest payments, cash flows in foreign currencies with respect to inventory purchases by GBC's foreign subsidiaries, and foreign currency cash flows related to the financing of GBC's foreign operations. Historically GBC has recorded changes in the market value of its derivatives related to the financing of its foreign operations on its balance sheet, with a corresponding adjustment to earnings in each reporting period. At December 31, 2000 all of GBC's derivative instruments designed to hedge cash flows of future variable rate interest payments and foreign currency cash flows related to inventory purchases qualify for hedge accounting under Statement 133. If Statement 133 were to be applied to all of GBC's derivative instruments as of December 31, 2000, changes in the fair value of interest hedges would have increased GBC's liabilities by $346,000, with an offsetting amount recorded in accumulated other comprehensive income; the amount of expense that would have been required to be recorded in current earnings would not have been significant. Changes in the fair value of hedges of foreign currency payments for the purchase of inventory would have increased GBC's assets by $493,000, with an offsetting amount recorded in accumulated other comprehensive income; the amount of expense that would have been required to be recorded in current earnings would not have been significant.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus requires companies to record shipping and handling fees billed to its customers as revenue. GBC implemented EITF 00-10 during the fourth quarter of 2000. The impact of this change in accounting resulted in an insignificant increase in GBC's revenues and had no impact on operating earnings. Prior years have been restated to reflect these changes. See Note 1 to the Consolidated Financial Statements.

In July 2000, the EITF reached a final consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This consensus specifies when companies are required to record the cost of certain sales incentives and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. Such incentives include volume rebates, slotting fees, catalog placement fees, cooperative advertising arrangements and other programs. The impact of this change in accounting will result in a reduction in GBC's revenues and selling expenses. There would be no change to operating income. The amount of the reclassification has not been quantified. The implementation of EITF 00-14 will have no impact on GBC's operating earnings; however, operating margins will increase. Based upon current guidance GBC will be required to implement EITF 00-14 during the second quarter of 2001.

The EITF is currently considering Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to Retailer." This Issue is evaluating how payments from a vendor for certain programs (e.g., slotting fees, cooperative advertising arrangements, etc.) should be classified on the vendors income statement. GBC currently accounts for incentives that would be covered under Issue 00-25 as selling expenses. The impact of any change in accounting resulting from this Issue would be a reduction in GBC's revenues and selling expenses. There would be no change to operating income. The amount of any potential reclassification has not been quantified.

Acquisitions and Other Business Combinations

GBC has completed a number of acquisitions and other business combinations during the past three years.

The following is a summary of significant transactions completed (amounts in millions):

	Company or Business Acquired	Approximate Annual Revenues of Acquired
Date	(Principal Location)	Company (a)	Products

11/30/98	Pelikan Quartet (Australia)	Joint Venture	Manufacturer of presentation boards
02/27/98	Ibico AG (Switzerland)	$113.0	Manufacturer and distributor of binding lamination equipment and supplies
01/22/98	Allfax group of companies (U.K.)	$ 6.0	Manufacturer and distributor of visual communications products
  Approximate annual revenues at time of acquisition.

See Note 13 to the Consolidated Financial Statements for additional information on GBC's acquisitions.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Board of Directors and Stockholders of General Binding Corporation:

We have audited the accompanying consolidated balance sheets of General Binding Corporation ("GBC," a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of GBC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of GBC's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Chicago, Illinois
(except with respect to the matter
discussed in Janunary 26, 2001
Note 15, as to which the date is
February 12, 2001)

General Binding Corporation and Subsidiaries
Consolidated Statements of Income
(000 omitted, except per share data)

	Year ended December 31,
	2000	1999	1998
Sales:
Domestic sales	$ 636,146	$ 605,380	$ 628,983
International sales	274,653	306,770	304,079
Net sales	910,799	912,150	933,062

Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	499,741	534,198	521,936
Inventory rationalization and write-down charges	-	22,112	-
Selling, service and administrative	344,213	336,692	317,987
Amortization of goodwill and related intangibles	10,946	11,183	10,638
Interest expense	45,532	45,660	38,580
Write-down of intangible and long-lived assets	-	8,534	-
Restructuring and other expenses	1,498	19,576	-
Loss on sale of US RingBinder	-	-	3,500
Other expense (income), net	2,110	(587)	434
Income (loss) before taxes	6,759	(65,218)	39,987
Income tax expense (benefit)	4,326	(8,542)	16,195
Net income (loss)	$ 2,433 =====	$ (56,676) =======	$ 23,792 ======
Other comprehensive (loss), net of taxes:
Foreign currency translation adjustments	(4,623)	(2,753)	(2,423)
Comprehensive (loss) income	$ (2,190) ======	$ (59,429) =======	$ 21,369 ======
Net income (loss) per common share: (1)
Basic	$ 0.15	$ (3.60)	$ 1.51
Diluted	0.15	(3.60)	1.50
Dividends declared per common share (1)	-	0.30	0.45
Weighted average number of common shares outstanding (2)	15,725	15,725	15,710

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares represents shares for the basic calculation and includes both Common Stock and
Class B Common Stock.

The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Balance Sheets
(000 omitted, except per share data)

	Year Ended December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 9,137	$ 11,068
Receivables, less allowances for doubtful accounts
and sales returns: 2000 - $17,400, 1999 - $15,164	149,784	163,216
Inventories, net	122,736	126,347
Deferred tax assets	27,107	30,816
Prepaid assets	8,178	10,753
Other	3,683	16,833
Total current assets	320,625	359,033
Capital assets at cost:
Land and land improvements	5,372	4,811
Buildings and leasehold improvements	55,463	54,027
Machinery and equipment	142,701	140,739
Computer hardware and software	58,182	54,749
Total capital assets at cost	261,718	254,326
Less - accumulated depreciation	(126,610)	(112,735)
Net capital assets	135,108	141,591
Goodwill, net of accumulated amortization	273,016	283,059
Other	32,559	38,809
Total assets	$ 761,308	$ 822,492
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 57,178	$ 64,487
Accrued liabilities:
Salaries, wages and retirement plan contributions	15,620	13,730
Deferred income on service maintenance agreements	11,117	10,815
Accrued distribution allowances	29,496	22,808
Restructuring reserve	2,293	9,884
Other	35,298	31,465
Notes payable	9,751	13,407
Current maturities of long-term debt	547	2,131
Total current liabilities	161,300	168,727
Long-term debt, less current maturities	397,005	454,459
Other long-term liabilities	21,493	20,296
Deferred tax liabilities	33,831	29,399
Stockholders' equity:
Common stock, $.125 par value; 40,000,000 shares authorized;
15,696,620 shares issued and outstanding at December 31, 2000 and 1999	1,962	1,962
Class B common stock, $.125 par value; 4,796,550 shares authorized;
2,398,275 shares issued and outstanding at December 31, 2000 and 1999	300	300
Additional paid-in capital	22,268	22,010
Retained earnings	166,152	163,719
Treasury stock - 2,369,696 shares at December 31, 2000 and 1999	(27,096)	(27,096)
Accumulated other comprehensive income	(15,907)	(11,284)
Total stockholders' equity	147,679	149,611
Total liabilities and stockholders' equity	$ 761,308	$ 822,492
	=======	=======
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(000 omitted)

	Year ended December 31,
	2000	1999	1998
Operating activities:
Net income (loss)	$ 2,433	$ (56,676)	$ 23,792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,001	23,286	20,275
Amortization	16,692	16,998	13,638
Restructuring and other expenses	1,498	19,576	-
Provision for doubtful accounts and sales returns	4,956	14,395	4,636
Provision for inventory reserves	5,760	11,888	6,200
Inventory rationalization and write-down charges	-	22,112	-
Write-down of intangible and long-lived assets	-	8,534	-
Increase in non-current deferred taxes	4,676	8,155	7,237
(Increase) in other long-term assets	(1,724)	(2,450)	(3,101)
Loss on sale of US RingBinder, pretax	-	-	3,500
Other	1,517	5,645	(1,256)
Changes in current assets and liabilities:
Decrease (increase) in receivables	4,294	9,479	(18,247)
(Increase) decrease in inventories	(5,312)	1,005	(15,173)
Decrease (increase) in other current assets	14,755	(877)	(6,182)
Decrease (increase) in deferred tax assets	3,804	(8,121)	(3,432)
(Decrease) increase in accounts payable and accrued liabilities	(1,084)	8,748	(7,517)
Increase (decrease) in income taxes payable	728	(1,331)	(243)
Net cash provided by operating activities	74,994	80,366	24,127
Investing activities:
Capital expenditures	(19,609)	(22,823)	(29,926)
Payments for acquisitions and investments (net of cash acquired)	-	-	(147,961)
Proceeds from sale of US RingBinder	-	-	15,529
Proceeds from sale of plant and equipment	1,885	2,922	6,873
Net cash (used in) investing activities	(17,724)	(19,901)	(155,485)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	14,012	289,000	210,000
Repayments of long-term borrowings-maturities greater than 90 days	(46,100)	(180,000)	(60,000)
Net change in borrowings-maturities of 90 days or less	(27,609)	(156,323)	2,572
(Reduction) increase in current portion of long-term debt	(1,434)	1,227	206
Payments of debt issuance costs	(262)	(3,498)	(8,638)
Dividends paid	-	(4,717)	(7,075)
Purchases of treasury stock	-	(536)	(3,566)
Proceeds from the exercise of stock options	-	636	1,415
Net cash (used in) provided by financing activities	(61,393)	(54,211)	134,914
Effect of exchange rates on cash	2,192	(1,281)	(1,214)
Net (decrease) increase in cash and cash equivalents	(1,931)	4,973	2,342
Cash and cash equivalents at the beginning of the year	11,068	6,095	3,753
Cash and cash equivalents at the end of the year	$ 9,137	$ 11,068	$ 6,095
	======	======	======
Supplemental disclosure:
Interest paid	$ 40,351	$ 40,348	$ 35,865
Income taxes (refunded) paid	(18,159)	3,330	11,627

The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(000 omitted except number of shares and per share data)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance at December 31, 1997	$ 1,962	$ 300	$ 9,708	$ 208,394	$ (23,213)	$ (6,108)	$ 191,043
1998 net income	-	-	-	23,792	-	-	23,792
Dividends paid ($.45 per share)	-	-	-	(7,074)	-	-	(7,074)
Exercise of stock options	-	-	1,268	-	147	-	1,415
Purchase of treasury stock at cost	-	-	-	-	(3,566)	-	(3,566)
1998 translation adjustment	-	-	-	-	-	(2,423)	(2,423)
Balance at December 31, 1998	1,962	300	10,976	225,112	(26,632)	(8,531)	203,187
1999 net loss	-	-	-	(56,676)	-	-	(56,676)
Capital contribution (1)	-	-	10,470	-	-	-	10,470
Dividends paid ($.30 per share)	-	-	-	(4,717)	-	-	(4,717)
Exercise of stock options	-	-	564	-	72	-	636
Purchase of treasury stock at cost	-	-	-	-	(536)	-	(536)
1999 translation adjustment	-	-	-	-	-	(2,753)	(2,753)
Balance at December 31, 1999	1,962	300	22,010	163,719	(27,096)	(11,284)	149,611
2000 net income	-	-	-	2,433	-	-	2,433
Capital contribution (1)	-	-	258	-	-	-	258
2000 translation adjustment	-	-	-	-	-	(4,623)	(4,623)
Balance at December 31, 2000	$ 1,962	$ 300	$ 22,268	$ 166,152	$ (27,096)	$ (15,907)	$ 147,679
	=======	=======	=======	========	========	========	========
(1)	Amount represents a capital contribution from GBC's majority shareholder under a tax sharing agreement, see
Note 10 to the Consolidated Financial Statements for additional information.

Shares of Capital Stock
	Common Stock	Class B Common Stock	Treasury Stock (1)	Net Shares

Shares at December 31, 1997	15,696,620	2,398,275	(2,337,319)	15,757,576
Exercise of stock options	-	-	61,863	61,863
Purchase of treasury stock	-	-	(109,049)	(109,049)
Shares at December 31, 1998	15,696,620	2,398,275	(2,384,505)	15,710,390
Exercise of stock options	-	-	30,187	30,187
Purchase of treasury stock	-	-	(15,378)	(15,378)
Shares at December 31, 1999	15,696,620	2,398,275	(2,369,696)	15,725,199
Exercise of stock options	-	-	-	-
Purchase of treasury stock	-	-	-	-
Shares at December 31, 2000	15,696,620	2,398,275	(2,369,696)	15,725,199
	===========	==========	==========	===========
(1)	Shares held in treasury are shares of Common Stock

General Binding Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
  Consolidation

  The consolidated financial statements include the accounts of GBC and its domestic and international subsidiaries. All consolidated subsidiaries have December 31 fiscal year ends. During 1999, certain international subsidiaries were converted from November 30 year ends to December 31 year ends, however, this did not have a material impact on GBC's operating results. Intercompany accounts and transactions have been eliminated in consolidation. Investments in significant companies, which are 20% to 50% owned, are treated as equity investments and GBC's share of earnings is included in income. Investments of companies where GBC owns in excess of 50% have been consolidated.

  Certain amounts for prior years have been reclassified to conform to the 2000 presentation.

  Cash and Cash Equivalents

  Temporary cash investments with original maturities of three months or less are classified as cash equivalents.

  Inventory Valuation

  Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory costs include labor, material and overhead. Inventory balances are net of valuation allowances.

  Depreciation of Capital Assets

  Depreciation of capital assets for financial reporting is computed principally using the straight-line method over the following estimated lives:

Buildings	10-40 years
Machinery and equipment	3-20 years
Computer hardware and software	2-7 years
Leasehold improvements	Term of lease
  Goodwill and Other Intangible Assets

For financial reporting purposes, goodwill and other intangibles are amortized using the straight-line method over their estimated useful lives, generally 10 to 40 years. Accumulated amortization of goodwill amounted to $42,366,096 at December 31, 2000 and $33,261,749 at December 31, 1999. Goodwill is periodically reviewed by management for impairment in accordance with FAS 121; as of December 31, 2000 no impairment has been identified.

    f     Income Taxes

  GBC's policy is to record income taxes on the earnings of its international subsidiaries that are expected to be distributed to GBC. As of December 31, 2000, the cumulative amount of undistributed earnings of international subsidiaries upon which income taxes have not been recorded was approximately $30.2 million. In the opinion of management, this amount remains indefinitely invested in the international subsidiaries.

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

    g    Revenue Recognition

  Revenue is recognized at the time goods are shipped or when title passes to the customer, or when services are performed in accordance with contracts. Income from service maintenance agreements is deferred and recognized over the term of the agreements (generally one to three years), primarily on a straight-line basis.
    h    Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     i    Financial Instruments

  Many of GBC's financial instruments (including cash and cash equivalents, accounts and notes receivable, notes payable, and other accrued liabilities) carry short-term maturities. As such instruments have short-term maturities, their fair values approximate the carrying values. As of December 31, 2000 approximately 61% of GBC's long-term debt obligations, including current maturities of long-term debt obligations, had floating interest rates, with the remaining debt obligations having a fixed interest rate. The fair value of these instruments approximates the carrying value.

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

     j    New Accounting Standards

GBC adopted the Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Cost" effective for the year ended December 31, 2000. This pronouncement requires shipping and handling fees to be classified as revenue in the income statement. Previously, GBC recorded shipping and handling fees as a reduction to selling, service and administration expenses. Prior periods have been restated for this change in accounting. The impact of this change in accounting resulted in an insignificant increase in GBC's revenue and had no impact on operating earnings.

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments imbedded in other contracts) and requires that GBC recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated as a hedge and qualifies for hedge accounting. GBC has implemented SFAS No.133 for fiscal year 2001; the adoption of SFAS No.133 will not have a significant impact on its results of operations.

(2) Foreign Currency Exchange and Translation

Foreign currency translation adjustments are included in other comprehensive income in the consolidated statements of income, and as a separate component of stockholders' equity.

The accompanying Consolidated Statements of Income include net gains and losses on foreign currency transactions. Such amounts are reported as other income (expense) and are summarized as follows (000 omitted):

Foreign Currency
Year Ended December 31,	Transaction (Loss)/Gain (a)
2000	$(1,828)
1999	15
1998	178

(a)     Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(3) Inventories

Inventories are summarized as follows (000 omitted):

	Year Ended December 31,
	2000	1999
Raw material	$ 30,294	$ 30,800
Work in progress	5,069	6,192
Finished goods	107,840	121,392
Gross inventory	143,203	158,384
Less reserves	(20,467)	(32,037)
Net inventory	$122,736 =======	$126,347 =======

(4) Restructuring and Other Expenses

During 2000 and 1999, GBC recorded restructuring and other charges totaling $1.5 million and $19.6 million, respectively. GBC's restructuring activities have primarily focused on the consolidation of European distribution, logistics and accounting operations; streamlining the sales operations in the North American Document Finishing Business, and the closing/consolidation of several distribution centers. The restructuring charges primarily consisted of severance costs, early retirement benefits and other expenses. Other expenses consist of consulting fees associated with projects to rationalize GBC's product line offerings and to reorganize its supply chain management process. The components of the restructuring and other expenses are as follows (000 omitted):

	Year ended December 31,
	2000	1999
Severance and early retirement benefits	$ 421	$10,274
Asset write-offs and write-downs	-	2,014
Lease cancellation expenses	427	1,051
Consulting expenses	-	-
Other	650	6,237
Total restructuring expenses	$ 1,498 ======	$19,576 ======

GBC has completed substantially all of its restructuring activities which were initiated during 1999. As of December 31, 2000, approximately 625 employees have been terminated, compared to an original plan of 620. Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at December 31, 2000 primarily represents severance, early retirement and other benefit expenses to be paid in the future periods.

Changes in the restructuring reserve for the years ended December 31, 2000 and 1999 were as follows (000 omitted):

	Year ended December 31,
	2000	1999
Balance - beginning of year	$ 9,884	$ -
Provisions	1,498	19,576
Involuntary termination costs	(2,055)	(6,560)
Other cash restructuring charges	(4,370)	(1,400)
Non-cash restructuring charges	(2,409)	(1,556)
Other (1)	(255)	(176)
Balance - end of year	$ 2,293 =======	$ 9,884 =======

 (1) Amounts primarily relate to the effects of foreign exchange rate changes.

(5) Retirement Plans

GBC sponsors a 401(k) plan for its full-time employees. The participants of the 401(k) plan may contribute from 1% to 15% of their eligible compensation on a pretax basis. GBC makes annual contributions that match 100% of pretax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. GBC's contributions to the plan were $3,006,000 in 2000, $2,995,000 in 1999 and $2,888,000 in 1998.

GBC's international subsidiaries have adopted a variety of defined benefit and defined contribution plans. These plans provide benefits that are based upon the employee's years of credited service. The benefits payable under these plans, for the most part, are provided by the establishment of trust funds or the purchase of insurance annuity contracts.

GBC's domestic defined benefit pension plan was established to provide benefits to certain participants of the former defined contribution profit sharing plan and certain other employees. During 1999, this plan had been frozen, and in 2000 the plan was terminated. The remaining assets of the plan were utilized to pay all benefit obligations to the participants, and the remaining assets of approximately $441 reverted back to GBC, and were utilized to fund a portion of GBC's matching contribution for the Company's 401(k) plan during 2000.

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

The following tables provide a reconciliation of the changes in GBC's benefit plan obligations and the fair value of assets (000 omitted):

	Pension Benefits				Other Benefits
	2000		1999		2000	1999
	Domestic	International	Domestic	International	Domestic	Domestic
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$ 690	$ 19,156	$ 1,160	$ 16,443	$ 5,879	$ 5,300
Interest cost	-	1,087	51	893	435	352
Service cost	-	722	-	885	464	429
Contributions	-	89	-	173	-	-
Plan amendments	-	-	-	-	-	(442)
Special Benefits	-	-	-	-	-	166
Actuarial loss	229	1,562	35	3,327	2,524	502
Divestitures	-	-	-	(714)	-	-
Benefit payments	(919)	(393)	(556)	(1,586)	(879)	(428)
Exchange rate fluctuations	-	(1,527)	-	(265)	-	-
Benefit obligation at end of year	$ - =======	$ 20,696 ========	$ 690 =====	$ 19,156 =========	$ 8,423 ========	$ 5,879 ========
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$ 1,335	$ 20,114	$ 1,624	$ 18,058	$ -	$ -
Actual return on plan assets	19	2,089	267	2,657	-	-
Contributions	6	283	-	2,003	879	428
Divestitures	-	-	-	(631)	-	-
Benefit payments	(919)	(393)	(556)	(1,586)	(879)	(428)
Reversion of plan assets	(441)	-	-	-	-	-
Exchange rate fluctuations	-	(1,541)	-	(387)	-	-
Fair value of plan assets at end of year	$ - =======	$ 20,552 =======	$ 1,335 ========	$ 20,114 ========	$ - =======	$ - ========
Reconciliation of funded status:
Funded status at end of year	$ -	$ (144)	$ 645	$ 958	$ (8,423)	$ (5,879)
Unrecognized transition (asset) obligation	-	(300)	-	(434)	754	817
Unrecognized prior service costs	-	261	-	315	-	-
Unrecognized loss	-	1,872	391	1,583	4,404	2,215
Net amount recognized	$ - =======	$ 1,689 =======	$ 1,036 ========	$ 2,422 =========	$ (3,265) =======	$ (2,847) ========

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2000 and 1999 (000 omitted):

	Pension Benefits				Other Benefits
	2000		1999		2000	1999
	Domestic	International	Domestic	International	Domestic	Domestic
Prepaid benefit cost	$ -	$ 2,719	$ 1,036	$ 4,045	$ -	$ -
Accrued benefit liability	-	(1,030)	-	(1,623)	(3,265)	(2,847)
Intangible asset	-	-	-	-	-	-
Accumulated other
comprehensive income	-	-	-	-	-	-
Net amount recognized	$ - ======	$ 1,689 ======	$ 1,036 =====	$ 2,422 ======	$(3,265) ======	$(2,847) ======

The following table provides the components of net periodic pension cost for the plans for 2000, 1999, and 1998 (000 omitted):

	2000		1999		1998
	Domestic	International	Domestic	International	Domestic	International
Service cost	$ -	$ 722	$ -	$ 963	$ -	$ 870
Interest cost	-	1,087	51	918	83	936
Expected return on plan assets	-	(1,400)	(120)	(1,353)	(150)	(1,321)
Amortization of unrecognized:
Net transition asset	-	(102)	-	(114)	-	(117)
Prior-service cost	-	30	-	33	-	33
Net loss	-	47	28	57	19	29
Net periodic pension cost	$ - ======	$ 384 ======	$ (41) ======	$ 504 ======	$ (48) ======	$ 430 ======

The following table provides the components of net periodic postretirement benefit cost for the plans for 2000, 1999, and 1998 (000 omitted):

	Other Domestic Benefits
	2000	1999	1998
Service cost	$ 464	$ 429	$ 315
Interest cost	435	352	324
Amortization of unrecognized:
Net transition obligation	63	74	95
Net loss	133	117	44
Net periodic postretirement benefit cost	1,095	972	778
Special benefits charge	-	166	-
Total recognized postretirement benefit cost	$1,095 =====	$1,138 =====	$ 778 =====

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:
	Pension Benefits				Other Benefits
	2000		1999		2000	1999
	Domestic	International	Domestic	International	Domestic	Domestic
Weighted average assumptions as of December 31:
Discount rate	N/A	2.0-7.0%	7.75%	2.0-7.0%	7.5%	7.75%
Expected return on plan assets	N/A	2.5-9.0%	9.50%	2.5-9.0%	N/A	N/A
Rate of compensation increase	N/A	2.5-4.5%	N/A	3.0-4.5%	N/A	N/A

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease to a rate of 6% during 2001 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A 1% change in assumed health care cost trend rates would have the following effects (000 omitted):
	1% Increase	1% Decrease
Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	$ 80	$ (71)

Effect on the health care component of the accumulated
postretirement benefit obligation	$ 566	$ (506)

(6) Debt and Credit Arrangements

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks which provides for up to the equivalent of $410 million of revolving credit borrowings through January 2002. GBC expects to renegotiate a new facility during 2001. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Outstanding borrowings under the Revolving Credit Facility totaled $234.4 million at December 31, 2000. Interest and facility fees are payable at varying rates as specified in the loan agreement. As of December 31, 2000, the applicable facility fee was 0.5% per annum. Amounts outstanding under the Revolving Credit Facility are classified as long-term debt on GBC's balance sheet.

Under the most restrictive covenants applicable as of December 31, 2000, GBC must meet certain EBITDA targets set through the first fiscal quarter of 2001. The amendment and restatement also provides for more flexible covenants regarding net worth levels, future-starting leverage and interest coverage hurdles, the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with these covenants as of December 31, 2000.

During 2001, GBC will be required to renegotiate its long-term revolving credit agreement with its bank group. Management believes, but there can be no assurance, that the Company will be able to negotiate a new revolving credit facility which would provide an adequate line of credit, and with terms that will approximate market interest rates.

The book value of GBC's variable rate debt approximated the fair market value as of December 31, 2000 and 1999. The market value of the Senior Subordinated Notes was approximately 80% of book value as of December 31, 2000.

Long-term debt consists of the following at December 31, 2000 and 1999 - outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

	Year Ended December 31,
	2000	1999
Revolving Credit Facility
U.S. Dollar borrowings -(weighted average floating interest rate of 9.17% at December 31, 2000 and 8.58% at December 31, 1999)	$225,000	$266,700
British Pound borrowings - (floating interest rate of 8.48% at December 31, 1999)	-	5,654
Swiss Franc borrowings - (floating interest rate of 4.76% at December 31, 1999)	-	9,987
Dutch Guilder borrowings - (floating interest rate of 7.40% at December 31, 2000 and 6.10% at December 31, 1999)	2,565	2,741
Euro borrowings - (floating interest rate of 7.40% at December 31, 2000)	754	-
Australian Dollar borrowings - (floating interest rate of 8.74% at December 31, 2000 and 7.78% at December 31, 1999)	4,861	4,658
New Zealand Dollar borrowings -(floating interest rate 9.48% of December 31, 2000 and 8.42% at December 31, 1999)	1,243	1,464
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 5.10% December 31, 2000 and 5.50% at December 31, 1999)	7,522	7,511
IRB, due annually from July 1994 to July 2008 - (floating interest rate of 5.31% at December 31, 2000 and 6.50% at December 31, 1999)	1,450	1,600
IRB, due annually from June 2002 to June 2007 - (floating interest rate of 5.20% at December 31, 2000 and 5.60% at December 31, 1999)	1,050	1,050
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowing, due monthly November 1994 to October 2004 - (fixed interest rate of 8.85%)	942	1,007
Note payable, Dutch Guilder borrowing , due June 2000 - fixed interest rate of 7.05%)	-	1,748
Note payable, Korean Won borrowing, due June 2005 - (fixed interest rate of 9.25%)	593	-
Other borrowings	1,572	2,470
Total debt	397,552	456,590
Less-current maturities	547	2,131
Total long-term debt	$397,005 ======	$454,459 ======

The scheduled maturities of debt for each of the five years subsequent to December 31, 2000, are as follows (000 omitted):

Year Ending December 31,	Amount
2001	$ 547
2002	235,699
2003	841
2004	805
2005	388
Thereafter	159,272
Total	$397,552 =======

Currently, GBC has various short-term, variable-rate credit arrangements totaling $19.3 million. Outstanding borrowings under these arrangements totaled $9.8 million at December

31, 2000. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the lenders under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt for the three years ended December 31, 2000, 1999 and 1998 is as follows (000 omitted):
	Notes Payable To Banks Balance At End Of Year	Weighted Average Interest Rate At End Of Year	Maximum Month-end Balance Outstanding During The Year	Average Amount Outstanding During The Year	Weighted Average Interest Rate During The Year

	(A)	(B)	(C)	(D)	(E)
2000	$9,751	8.4%	$14,505	$11,263	9.7%
1999	13,407	4.2	53,078	31,730	7.0
1998	27,462	6.7	83,919	56,384	7.4

(A)     Notes payable by GBC's foreign subsidiaries were $9,751 at December 31, 2000, $13,407 at December 31, 1999, and $27,462 at December 31, 1998.

(B)     The weighted average interest rate is computed by dividing the annualized interest expense for the short term debt outstanding by the short-term debt outstanding at December 31.

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

(7) Derivative Financial Instruments

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

	Year Ended December 31,
	2000	1999
Notional amount	$ 150.0	$ 187.0
Fair value - net unrecognized (loss) gain	(0.3)	1.4

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

	Year Ended December 31,
	2000	1999
Notional amount	$5.0	$5.0
Fair value - net unrecognized gain (loss)	-	-

GBC is exposed to potential losses in the event of nonperformance by the counterparties to the interest rate swap and interest rate cap agreements, although the Company attempts to mitigate this risk by diversifying its counterparties.

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

	Year Ended December 31,
	2000	1999
Notional amount:
Obligations to purchase U.S. dollars	$ 60.7	$ 36.8
Obligations to purchase foreign currencies	8.2	14.3
	68.9	51.1
Fair market value
Obligations to purchase U.S. dollars	61.8	37.2
Obligations to purchase foreign currencies	8.2	15.0
	70.0	52.2
Net unrealized (loss) (1)	$ (1.1)	$ (1.1)
	====	====

(1)     As of December 31, 2000, GBC had recorded unrealized losses of approximately $1.6 million in its income statement related to hedges of intercompany loans. Unrealized gains of approximately $0.5 million related to hedges of intercompany inventory purchases have been deferred until the sale of the inventory occurs.

Foreign exchange contracts as of December 31, 2000 had various maturities through January 2002. The unrealized gains and losses are substantially offset by changes in the valuation of the underlying items being hedged.

(8) Rents and Leases

Future minimum rental payments and guaranteed residual payments required for all non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows (000 omitted):

Year ending December 31,	Operating Lease payments
2001	$15,183
2002	12,304
2003	8,568
2004	5,228
2005	4,567
After 2005	20,153
Total minimum lease payments	$66,003 ======

Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $17,631,313, $20,587,000 and $17,108,000, respectively.

(9) Common Stock and Stock Options

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):
	Year Ended December 31,
	2000	1999	1998
Numerator:
Net income (loss) available to common shareholders	$2,433	$(56,676)	$23,792
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (1)	15,725	15,725	15,710
Effect of dilutive securities:
Employee stock options	57	-	157
Denominator for diluted earnings per share - adjusted weighted-average shares(1) and assumed conversions	15,782 ======	15,725 ======	15,867 ======
Earnings per share - basic(1)	$0.15 ======	$(3.60) ======	$1.51 ======
Earnings per share - diluted(2)	0.15 ======	(3.60) ======	1.50 ======

(1)     Weighted average shares includes both common stock and Class B Common Stock.
(2)     Amounts represent per share amounts for both common stock and Class B Common Stock.

GBC has a non-qualified stock option plan for officers, including officers who are directors and other key employees of the Company. Options may be granted during a ten-year period at a purchase price of not less than 85% of the fair market value on the date of the grant. Options granted, in most cases, may be exercised in four equal parts over a period not to exceed eight years from the date of grant, except that no part of an option may be exercised until at least one year from the date of grant has elapsed. Certain options that have been granted may be exercised in two equal parts over a period not to exceed four years. GBC accounts for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized, as options are generally granted at the fair market value. Had compensation cost for this plan been determined as defined in FASB Statement No. 123, "Accounting for Stock-Based Compensation," GBC's net income (loss) and earnings per share would have been reduced (increased) to the following pro forma amounts (000 omitted, except per share data):

	Year Ended December 31,
		2000	1999	1998
Net Income:	As Reported	$2,433	$ (56,676)	$ 23,792
	Pro Forma	1,449	(57,044)	21,674
Earnings per share - basic:
	As Reported	$0.15	$ (3.60)	$ 1.51
	Pro Forma	0.09	(3.63)	1.38
Earnings per share - diluted:
	As Reported	$0.15	$ (3.60)	$ 1.50
	Pro Forma	0.09	(3.63)	1.36

A summary of the stock option activity is as follows (000 omitted):

	Year Ended December 31,
	2000		1999		1998
	Wtd. Avg. Exercise		Wtd. Avg. Exercise		Wtd. Avg. Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option
at beginning of year	555	$25	653	$26	462	$22
Options granted	589	7	51	20	266	30
Options exercised	-	-	(30)	21	(63)	19
Options expired/canceled	(82)	20	(119)	15	(12)	21
Shares under option
at end of year	1,062 =====	15	555 =====	25	653 =====	26
Options exercisable	175 =====	19	142 =====	23	52 =====	22
Weighted average fair
value of options granted		$4.65 =====		$8.31 =====		$13.41 =====

The 1,061,825 options outstanding at December 31, 2000 have exercise prices between $7.00 and $30.50 per share, with a weighted average exercise price of $15.24 per share and a weighted average remaining contractual life of 5.1 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

	Wtd. Avg. at December 31,
Assumption	2000	1999

Dividend yield	-	2.31%
Risk-free interest rate	6.58%	5.64%
Expected life	8 years	8 years
Expected volatility	48.82%	40.26%

(10) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.

The provision for income taxes was as follows (000 omitted):

	Year Ended December 31,
	2000	1999	1998
Current (benefit) expense:
Federal	$ 21	$ 12	$ 7,290
State	115	(999)	2,042
Foreign	4,490	4,436	4,060
Total current	4,626	3,449	13,392
Deferred (benefit) expense:
Federal	606	(10,036)	904
State	158	(1,940)	-
Foreign	(1,064)	(15)	1,899
Total deferred	(300)	(11,991)	2,803
Total provision	$4,326 =====	$(8,542) ======	$16,195 ======

GBC's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year Ended December 31,
	2000	1999	1998
U.S. Statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	2.6	(2.9)	3.3
Net effect of international subsidiaries' foreign tax rates after balance sheet translation gains and losses	41.2	23.3	2.0
Tax allocation benefit	-	-	(3.0)
Net effect of remission of foreign earnings	-	-	1.8
Net effect of foreign branches	(24.8)	(3.4)	-
Non-tax deductible items, principally goodwill	10.2	2.1	2.2
Other, net	(.2)	2.8	(.8)
Effective tax rate	64.0% ======	(13.1)% ======	40.5% =====

For the years ended December 31, 2000 and 1999, GBC recorded an increase to paid-in-capital of $0.3 million and $10.5 million, respectively, as a result of the Tax Allocation

Agreement. In prior years the amount of any benefit, which was not material, was reflected in the Company's effective income tax rate.

Income before taxes was as follows (000 omitted):

	Year Ended December 31,
	2000	1999	1998
United States	$5,429	$(34,353)	$25,267
Foreign	1,330	(30,865)	14,720
Total income (loss) before taxes	$6,759 =====	$(65,218) ======	$39,987 ======

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of GBC's deferred tax assets and liabilities are as follows (000 omitted):

	Year Ended December 31,
	2000	1999
Items creating deferred tax assets:
Foreign tax credits	$ 1,875	$ 5,475
Net operating loss carryovers	22,797	27,412
Inventory valuation	6,196	8,494
Foreign deferred tax assets	3,995	1,578
Employee Benefits	3,512	3,270
Restructuring reserves	656	1,187
Capital loss carryovers	14,809	16,345
Credit memo reserve	3,062	2,897
Other	4,504	2,619
Gross deferred tax assets	61,406	69,277
Valuation allowance	(34,299)	(38,461)
Total deferred tax assets	27,107	30,816
Items creating deferred tax liabilities:
Depreciation	6,462	7,472
Amortization of intangible assets	22,742	16,502
Foreign deferred tax liabilities	3,794	4,094
Withholding taxes	833	1,247
Other	-	84
Total deferred tax liabilities	33,831	29,399
Net deferred tax (liability) asset	$(6,724) ======	$1,417 ======

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable accuracy.

At December 31, 2000, the Company has $68.8 million of net operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards expire in the years 2001 through 2021 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the deferred tax assets related to those loss carryforwards which may expire unutilized.

(11)    Business Segments and Foreign Operations

Effective January 1, 1998, GBC adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain financial information in a similar manner as reported to the chief operating decision makers of the company for the purposes of evaluating performance and allocating resources to the various operating segments. For the purposes of this disclosure, GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators, and large-format digital print laminators, and maintenance and repair services. The Document Finishing Group and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The Europe Group distributes the Office Products and Document Finishing Groups products to customers in Europe.

Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products and selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature as well as revenues and expenses for certain entities not assigned to one of the other four reportable segments. For internal management purposes and the presentation below, operating income is determined as income before taxes excluding interest expense, other income and expense, the inventory rationalization and write-down charges, restructuring expenses, and the write-down of intangible and long-lived assets.

GBC's balance sheet is managed on a consolidated basis due to similarities between the business groups. Assets and liabilities by business group are not reported to the chief operating decision makers as they do not represent a measure of the true assets and liabilities of the business groups. In addition, GBC does not separately identify interest income or expense, amortization, or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expense for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. Segment data is provided below for the three years ended December 31, 2000, 1999 and 1998.

	Unaffiliated Customer Sales
(000's omitted)	Year ended December 31,
	2000	1999	1998
Document Finishing Group	$ 208,589	$ 210,145	$ 215,607
Films Group	161,706	157,952	152,832
Office Products Group	377,933	349,949	354,209
Europe Group	110,792	141,090	149,756
All Others	51,779	53,014	60,658
Total	$ 910,799	$ 912,150	$ 933,062

	Affiliated Customer Sales
	Year ended December 31,
	2000	1999	1998
Document Finishing Group	$ 35,618	$ 35,375	$ 37,411
Films Group	14,845	16,214	31,428
Office Products Group	19,089	28,409	29,525
Europe Group	10,255	39,678	7,909
All Others	40	37	2,438
Eliminations	(79,847)	(119,713)	(108,711)
Total	$ -	$ -	$ -

	Operating Income
	Year ended December 31,
	2000	1999	1998
Document Finishing Group	$ 28,305	$ 29,004	$ 28,130
Films Group	35,690	31,630	33,626
Office Products Group	39,287	20,052	54,089
Europe Group	(2,390)	(7,543)	5,843
All Others	(44,993)	(43,066)	(39,187)
Total	$ 55,899	$ 30,077	$ 82,501

One of GBC's major customers, United Stationers, accounted for approximately 10.6% of GBC's net sales in 2000. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers and is not dependent on any single customer for a significant portion of its business.

Financial information for the three years ended December 31, 2000, 1999 and 1998, by geographical area is summarized below. Export sales to foreign customers ($10,243,000 in 2000, $11,998,000 in 1999, and $15,133,000 in 1998) have been classified in the following tables as part of the United States sales (000's omitted).

	Unaffiliated Customer Sales			Long-lived Assets
	Year ended December 31,			Year ended December 31,
	2000	1999	1998	2000	1999	1998
United States	$ 646,389	$ 617,378	$ 644,116	$ 494,039	$ 509,525	$ 566,241
Europe	138,907	171,263	177,298	32,505	37,331	43,005
Other International	125,503	123,509	111,648	15,185	18,003	16,452
Eliminations	-	-	-	(101,046)	(101,401)	(138,503)
Total	$ 910,799	$ 912,150	$ 933,062	$ 440,683	$ 463,458	$ 487,195

(12) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2000 and 1999 was as follows (000 omitted except per share data):

	Three Months Ended
2000	March 31	June 30	September 30	December 31
Sales	$240,423	$223,890	$228,248	$218,238
Gross profit	102,661	103,156	103,689	101,552
(Loss) income before taxes	(148)	771	2,314	3,822
Net (loss) income	(74)	385	569	1,553
Net income per common share:
Basic	$0.00	$0.02	$0.04	$0.09
Diluted	0.00	0.02	0.04	0.09

	Three Months Ended
1999	March 31	June 30	September 30	December 31
Sales	$223,808	$229,756	$220,459	$238,127
Gross Profit	96,739	99,216	81,416	100,581
Income (loss) before taxes	2,213	(7,311)	(40,241)	(19,879)
Net income (loss)	1,316	(4,350)	(28,704)	(24,938)
Net income (loss) per common share:
Basic	$0.08	$(0.27)	$(1.82)	$(1.59)
Diluted	0.08	(0.27)	(1.82)	(1.59)

(13)     Acquisitions and Business Combinations

Ibico Acquisition

On February 27, 1998, GBC acquired Ibico AG in a transaction accounted for as a purchase. Ibico manufactures and markets binding and laminating machines and related supplies. Cash consideration paid and debt assumed approximated $125.3 million. The results of operations of Ibico have been included with the results of GBC from March 1, 1998.

Allfax Acquisition

On January 22, 1998, GBC acquired the Allfax group of companies, a privately-held office products manufacturer and marketer of visual communications products headquartered in Peterborough, England. The total purchase price for the Allfax companies was approximately $6.5 million.

(14)     Condensed Consolidating Financial Information

During 1998, GBC issued $150 million of 9 3/8% Senior Subordinated Notes due 2008 in order to finance the acquisition of Ibico AG. Each of GBC's domestic restricted subsidiaries have jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following consolidating financial statements which detail the results of operations, financial position and cash flows of the Parent, Guarantors, and Non-Guarantors (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the information for GBC on a consolidated basis.

Consolidating Balance Sheets (000 omitted)

	December 31, 2000
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,617	$ (2,039)	$ 6,559	$ -	$ 9,137
Receivables, net	88,531	888	60,365	-	149,784
Inventories, net	75,003	387	47,346	-	122,736
Deferred tax assets	21,917	2,849	2,341	-	27,107
Other	225	(1,234)	12,870	-	11,861
Due from affiliates	43,183	17,131	5,175	(65,489)	-
Total current assets	233,476	17,982	134,656	(65,489)	320,625
Net capital assets	99,898	8,250	26,960	-	135,108
Goodwill, net of accumulated amortization	176,459	25,280	71,277	-	273,016
Other	27,219	1,675	3,665	-	32,559
Investment in subsidiaries	176,194	130,674	-	(306,868)	-
Total assets	$ 713,246	$ 183,861	$ 236,558	$ (372,357)	$ 761,308
	========	=========	=========	=========	========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 40,748	$ 543	$ 15,887	$ -	$ 57,178
Accrued liabilities	68,213	3,042	24,709	(2,140)	93,824
Salaries, wages, and retirement plan contributions	10,812	84	4,724	-	15,620
Deferred income on maintenance agreements	8,648	-	2,469	-	11,117
Accrued distribution allowances	27,046	-	2,450	-	29,496
Restructuring reserve	940	-	1,353	-	2,293
Other	20,767	2,958	13,713	(2,140)	35,298
Notes payable	-	-	9,751	-	9,751
Current maturities of long-term debt	242	-	305	-	547
Due to affiliates	24,635	-	22,811	(47,446)	-
Total current liabilities	133,838	3,585	73,463	(49,586)	161,300
Long-term debt - affiliated			16,561	(16,561)	-
Long-term debt, less current maturities	392,208	-	4,797	-	397,005
Other long-term liabilities	16,045	187	5,261	-	21,493
Deferred tax liabilities	23,476	6,561	3,794	-	33,831
Stockholders' equity:
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,268	95,717	155,382	(251,099)	22,268
Retained earnings	166,152	87,900	(12,078)	(75,822)	166,152
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive income	(15,907)	(10,095)	(14,140)	24,235	(15,907)
Total stockholders' equity	147,679	173,528	132,682	(306,210)	147,679
Total liabilities and stockholders' equity	$ 713,246	$ 183,861	$ 236,558	$ (372,357)	$ 761,308
	========	========	========	=========	========

Consolidating Balance Sheets (000 omitted)

	December 31, 1999
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,469	$ (596)	$ 7,195	$ -	$ 11,068
Receivables, net	97,699	888	64,629	-	163,216
Inventories, net	68,469	308	57,570	-	126,347
Deferred tax assets	28,835	403	1,578	-	30,816
Other	15,480	1,759	10,347	-	27,586
Due from affiliates	49,762	13,934	(5,926)	(57,770)	-
Total current assets	264,714	16,696	135,393	(57,770)	359,033
Net capital assets	103,514	8,450	29,627	-	141,591
Goodwill, net of accumulated amortization	182,702	25,573	74,784	-	283,059
Other	31,130	954	7,052	(327)	38,809
Investment in subsidiaries	180,867	151,755	-	(332,622)	-
Total assets	$ 762,927	$ 203,428	$ 246,856	$ (390,719)	$ 822,492
	========	========	========	=========	========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 42,864	$ 1,090	$ 20,533	$ -	$ 64,487
Accrued liabilities	61,632	2,791	26,420	(2,141)	88,702
Salaries, wages, and retirement plan contributions	8,981	159	4,590	-	13,730
Deferred income on maintenance agreements	8,019	-	2,796	-	10,815
Accrued distribution allowances	20,697	-	2,111	-	22,808
Restructuring reserve	6,476	(4)	3,412	-	9,884
Other	17,459	2,636	13,511	(2,141)	31,465
Notes payable	(1)	-	13,408	-	13,407
Current maturities of long-term debt	245	-	1,886	-	2,131
Due to affiliates	24,593	-	11,204	(35,797)	-
Total current liabilities	129,333	3,881	73,451	(37,938)	168,727
Long-term debt - affiliated	-	-	22,300	(22,300)	-
Long-term debt, less current maturities	449,070	-	5,389	-	454,459
Other long-term liabilities	14,908	332	5,056	-	20,296
Deferred tax liabilities	20,005	5,299	4,095	-	29,399
Stockholders' equity:
Common stock	1,962	5	3,426	(3,431)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,010	95,717	154,695	(250,412)	22,010
Retained earnings	163,719	95,609	(12,339)	(83,270)	163,719
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive income	(11,284)	2,585	(9,217)	6,632	(11,284)
Total stockholders' equity	149,611	193,916	136,565	(330,481)	149,611
Total liabilities and stockholders' equity	$ 762,927	$ 203,428	$ 246,856	$ (390,719)	$ 822,492
	========	========	========	=========	========

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2000
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 646,389	$ -	$ 264,410	$ -	$ 910,799
Affiliated sales	51,377	-	14,674	(66,051)	-
Net sales	697,766	-	279,084	(66,051)	910,799
Costs and expenses:
Cost of sales:
	Product cost of sales, including development
and engineering	393,876	(114)	172,030	(66,051)	499,741
Selling, service and administrative	249,535	(30)	94,708	-	344,213
Amortization of goodwill and related intangibles	8,128	755	2,063	-	10,946
Interest expense	43,860	882	3,567	(2,777)	45,532
Restructuring and other expenses	479	-	1,019	-	1,498
Other (income) expense	(3,805)	(2,342)	5,992	2,265	2,110
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	5,693	849	(295)	512	6,759
Income tax expense (benefit)	3,971	543	(188)	-	4,326
Income (loss) before undistributed earnings of
wholly owned subsidiaries	1,722	306	(107)	512	2,433
Undistributed earnings (losses) of wholly-owned
subsidiaries	711	(3,225)	-	2,514	-
Net income (loss)	$ 2,433	$ (2,919)	$ (107)	$ 3,026	$ 2,433
	=======	=======	========	=======	=======

	Year ended December 31, 1999
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 617,378	$ -	$ 294,772	$ -	$ 912,150
Affiliated sales	52,408	-	43,857	(96,265)	-
Net sales	669,786	-	338,629	(96,265)	912,150
Costs and expenses:
Cost of sales:
	Product cost of sales, including development
and engineering	400,783	597	228,595	(95,777)	534,198
Inventory rationalization and write-down charges	12,255	-	9,857	-	22,112
Selling, service and administrative	231,952	99	104,641	-	336,692
Amortization of goodwill and related intangibles	8,113	753	2,317	-	11,183
Write-down of intangible and long-lived assets	2,000	-	6,534	-	8,534
Restructuring and other expenses	12,623	-	6,953	-	19,576
Interest expense	41,539	1,652	5,911	(3,442)	45,660
Other (income) expense	(4,643)	(3,153)	4,844	2,365	(587)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(34,836)	52	(31,023)	589	(65,218)
Income tax (benefit) expense	(4,453)	7	(4,063)	(33)	(8,542)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(30,383)	45	(26,960)	622	(56,676)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(26,293)	(29,226)	-	55,519	-
Net (loss) income	$ (56,676)	$ (29,181)	$ (26,960)	$ 56,141	$ (56,676)
	========	========	========	========	========

Consolidating Income Statements (000 omitted)

	Year ended December 31, 1998
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 629,278	$ 14,838	$ 288,946	$ -	$ 933,062
Affiliated sales	87,564	27,906	5,842	(121,312)	-
Net sales	716,842	42,744	294,788	(121,312)	933,062
Costs and expenses:
Cost of sales:
	Product cost of sales, including development
and engineering	423,319	41,644	179,390	(122,417)	521,936
Selling, service and administrative	214,359	7,696	95,932	-	317,987
Amortization of goodwill and related intangibles	7,031	1,323	2,284	-	10,638
Interest expense	37,953	1,273	4,328	(4,974)	38,580
Loss on sale of US RingBinder	-	3,500	-	-	3,500
Other (income) expense	329	(21,716)	(560)	22,381	434
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	33,851	9,024	13,414	(16,302)	39,987
Income tax expense	9,727	61	5,960	447	16,195
Income (loss) before undistributed earnings of
wholly owned subsidiaries	24,124	8,963	7,454	(16,749)	23,792
Undistributed (losses) earnings of wholly-owned
subsidiaries	(332)	15,472	-	(15,140)	-
Net income (loss)	$ 23,792	$ 24,435	$ 7,454	$ (31,889)	$ 23,792
	========	========	========	========	========

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2000
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$ 68,592	$ 3,553	$ 2,849	$ -	$ 74,994
Investing activities:
Capital expenditures	(13,731)	(588)	(5,290)	-	(19,609)
Proceeds from sale of plant and equipment	881	-	1,004	-	1,885
Net cash (used in) investing activities	(12,850)	(588)	(4,286)	-	(17,724)
Financing activities:
Increase (reduction) in intercompany borrowings	1,764	(4,408)	2,644	-	-
Repayments of long-term debt-
maturities greater than 90 days	(46,100)	-	-	-	(46,100)
Proceeds from long-term borrowings-maturities
greater than 90 days	14,012	-	-	-	14,012
Net change in borrowings-maturities
of 90 days or less	(24,770)	-	(2,839)	-	(27,609)
(Reduction) in current portion of long-term debt	(239)	-	(1,195)	-	(1,434)
Payments for debt issuance costs	(262)	-	-	-	(262)
Net cash (used in) financing activities	(55,595)	(4,408)	(1,390)	-	(61,393)
Effect of exchange rates on cash	-	-	2,192	-	2,192
Net increase (decrease) in cash and cash equivalents	147	(1,443)	(635)	-	(1,931)
Cash and cash equivalents at the beginning of
the year	4,469	(596)	7,195	-	11,068
Cash and cash equivalents at the end of the year	$ 4,616	$ (2,039)	$ 6,560	$ -	$ 9,137
	=========	=========	=========	=========	========

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 1999
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 88,803	$ 1,330	$ (9,767)	$ -	$ 80,366
Investing activities:
Capital expenditures	(13,429)	(490)	(8,904)	-	(22,823)
Proceeds from sale of plant and equipment	2,477	-	445	-	2,922
Intercompany sale of subsidiaries	-	(786)	786	-	-
Capital contributions to subsidiaries	(49,000)	(43,393)	-	92,393	-
Net cash (used in) investing activities	(59,952)	(44,669)	(7,673)	92,393	(19,901)
Financing activities:
Increase (reduction) in intercompany borrowings	4,503	-	(4,503)	-	-
Proceeds from long-term borrowings-
maturities greater than 90 days	289,000	-	-	-	289,000
Repayments of long-term debt-
maturities greater than 90 days	(180,000)	-	-	-	(180,000)
Net change in borrowings-maturities
of 90 days or less	(138,924)	-	(17,399)	-	(156,323)
Increase (reduction) in current portion of
long-term debt	1,232	-	(5)	-	1,227
Payments for debt issuance costs	(3,498)	-	-	-	(3,498)
Dividends paid	(4,717)	-	-	-	(4,717)
Purchase of treasury stock	(536)	-	-	-	(536)
Proceeds from the exercise of stock options	636	-	-	-	636
Capital contributions from parent companies	-	43,393	49,000	(92,393)	-
Net cash (used in) provided by
financing activities	(32,304)	43,393	27,093	(92,393)	(54,211)
Effect of exchange rates on cash	-	-	(1,281)	-	(1,281)
Net (decrease) increase in cash and cash equivalents	(3,453)	54	8,372	-	4,973
Cash and cash equivalents at the beginning of
the year	4,049	(650)	2,696	-	6,095
Cash and cash equivalents at the end of the year	$ 596 =======	$ (596) =======	$ 11,068 =======	$ - =======	$ 11,068 =======

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 1998
			Non-
	Parent	Guarantors(a)	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 39,637	$ (493)	$ (14,258)	$ (759)	$ 24,127
Investing activities:
Capital expenditures	(16,455)	(4,938)	(8,533)	-	(29,926)
Payments for acquisitions and investments
(net of cash acquired)	(31,147)	(110,451)	(6,363)	-	(147,961)
Proceeds from sale of US RingBinder	-	15,529	-	-	15,529
Proceeds from sale of plant and equipment	3,886	2,879	108	-	6,873
Intercompany sale of subsidiaries	-	(6,018)	6,018	-	-
Capital contributions to subsidiaries	(971)	(6,657)	-	7,628	-
Net cash (used in) investing activities	(44,687)	(109,656)	(8,770)	7,628	(155,485)
Financing activities:
(Reduction) increase in intercompany borrowings	(125,374)	109,457	15,917	-	-
Proceeds from long-term borrowings-
maturities greater than 90 days	210,000	-	-	-	210,000
Repayments of long-term debt-
maturities greater than 90 days	(60,000)	-	-	-	(60,000)
Net change in borrowings-maturities
of 90 days or less	1,239	-	690	643	2,572
Increase in current portion of long-term debt	-	68	138	-	206
Payments for debt issuance costs	(8,638)	-	-	-	(8,638)
Dividends paid	(7,075)	-	(156)	156	(7,075)
Purchase of treasury stock	(3,566)	-	-	-	(3,566)
Proceeds from the exercise of stock options	1,415	-	-	-	1,415
Capital contributions from parent company	-	-	7,668	(7,668)	-
Net cash provided by financing activities	8,001	109,525	24,257	(6,869)	134,914
Effect of exchange rates on cash	-	-	(1,214)	-	(1,214)
Net increase (decrease) in cash and cash equivalents	2,951	(624)	15	-	2,342
Cash and cash equivalents at the beginning of
the year	1,098	(26)	2,681	-	3,753
Cash and cash equivalents at the end of the year	$ 4,049	$ (650)	$ 2,696	$ -	$ 6,095
	========	========	========	========	=======
(a)	Effective June 30, 1998 GBC sold its US RingBinder business (USRB).

(15)     Subsequent Events

On February 12, 2001, GBC's Chief Executive Officer retired from active service. The Chairman of the Board has assumed the position of Chief Executive Officer on an interim basis, and the Company has commenced the process of selecting a permanent replacement. As a result of the retirement of its Chief Executive Officer, GBC will be required to make payments related to salaries, benefits, and certain other compensation expenses of approximately $2.5 million, which will be paid over the course of the next three years. These expenses will be recorded during the first fiscal quarter of 2001.

Part II

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

    (2)     Financial statement schedule

    The financial schedule required by Item 14 (d), Valuation and Qualifying Accounts is located on page 54 of this report.

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

    No. 10:     Material Contracts: Executive Severance/Change in Control Agreement dated as of August 26, 2000.  Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

    No. 21:     Subsidiaries of the Registrant.

    No. 22:     Definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 31, 2001.

    No. 23:     Consent of Arthur Andersen.

            b.    Reports on Form 8-K:   None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL BINDING CORPORATION

By:	/s/ James A. Miller
James A. Miller
Chief Executive Officer

By:	/s/ Terry G. Westbrook
Terry G. Westbrook
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James A. Miller
James A. Miller
Chairman of the Board and Director

By:	/s/ George V. Bayly
George V. Bayly
Director

By	/s/ Richard U. DeSchutter
Richard U. DeSchutter
Director

By:	/s/ Arthur C. Nielsen, Jr.
Arthur C. Nielsen, Jr.
Director

By:	/s/ Forrest M. Schneider
Forrest M. Schneider
Director

By:	/s/ Robert J. Stucker
Robert J. Stucker
Director

Dated: March 29, 2001

Schedule II - Valuation and Qualifying Accounts

Allowances for Doubtful Accounts and Sales Returns

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

	Year Ended December 31,
	2000	1999	1998
Balance at beginning of year	$15,164	$ 9,871	$ 8,821
Additions charged to expense	4,956	14,395	4,636
Deductions - write offs	(4,717)	(8,916)	(5,545)
Other (1)	1,997	(186)	1,959
Balance at end of year	$17,400 ======	$15,164 ======	$ 9,871 ======

Inventory Reserves

Changes in the inventory reserve accounts were as follows (000 omitted):

	Year Ended December 31,
	2000	1999	1998
Balance at beginning of year	$32,037	$ 9,372	$ 4,906
Additions charged to expense (2)	5,760	34,000	6,200
Deductions - write offs	(15,708)	(11,354)	(6,962)
Other (1)	(1,622)	19	5,228
Balance at end of year	$20,467 ======	$32,037 ======	$ 9,372 ======

(1)     Amounts primarily relate to the effects of foreign currency exchange rate changes, the acquisition of Ibico in 1998, and reclassifications to conform with the current presentation.

1.        1999 additions include inventory rationalization and write-down charges of $22,112.

Exhibit 23 - Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our report included in this form 10-K, into the Company's previously filed Registration Statement File No. 2-70047.

Arthur Andersen LLP
Chicago, Illinois
March 29, 2001