Form 10-Q
period 2001-03-31
GENERAL BINDING CORP
filed 2001-05-11
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2001

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Outstanding at
Class	April 30, 2001
Common Stock, $.125 par value	13,331,432
Class B Common Stock, $.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2001
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted)

	March 31,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 5,806	$ 9,137
Receivables, less allowances for doubtful accounts
and sales returns: 2001 - $17,189, 2000 - $17,400	142,783	149,784
Inventories:
Raw materials	30,796	30,294
Work in process	5,001	5,069
Finished goods	74,437	87,373
Total inventories	110,234	122,736
Deferred tax assets	25,472	27,107
Other	12,660	11,861
Total current assets	296,955	320,625

Total capital assets at cost	261,993	261,718
Less - accumulated depreciation	(130,291)	(126,610)
Net capital assets	131,702	135,108
Goodwill, net of amortization	269,041	273,016
Other	30,730	32,559
Total assets	$ 728,428	$ 761,308
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 50,345	$ 57,178
Accrued liabilities	85,449	93,824
Notes payable	8,646	9,751
Current maturities of long-term debt	228,431	547
Total current liabilities	372,871	161,300
Long-term debt, less current maturities	162,943	397,005
Other long-term liabilities	20,324	21,493
Deferred tax liabilities	33,623	33,831
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	21,945	22,268
Retained earnings	165,044	166,152
Treasury stock	(27,075)	(27,096)
Accumulated other comprehensive income:
Cummulative translation adjustments	(20,585)	(15,907)
Losses on derivative financial instruments	(2,924)	-
Total stockholders' equity	138,667	147,679
Total liabilities and stockholders' equity	$ 728,428	$ 761,308
	=======	=======

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000's omitted, except per share data)

	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)

Net sales	$ 210,690	$ 240,423
Cost of sales including development and engineering	117,914	136,644
Selling, service and administrative	79,090	87,714
Special charges	2,511	-
Amortization of goodwill and related intangibles	2,686	2,736
Interest expense	10,481	11,633
Restructuring and related expenses	-	1,498
Other expense, net	24	346
Loss before taxes	(2,016)	(148)
Income tax benefit	(908)	(74)
Net loss	$ (1,108)	$ (74)
	======	======
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(4,678)	(2,646)
Losses on derivative financial instruments	(2,924)	-
Comprehensive income	$ (8,710)	$ (2,720)
	======	======
Net loss per common share (1):
Basic	$ (0.07)	$ 0.00
Diluted	(0.07)	0.00

Weighted average number of common shares outstanding (2):
Basic	15,726	15,725
Diluted	15,726	15,725

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	Three Months Ended
	March 31,
	2001	2000
	(unaudited)	(unaudited)
Operating activities:
Net loss	$ (1,108)	$ (74)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	5,971	5,650
Amortization	4,160	3,989
Restructuring and other expenses, and special charges	2,511	1,498
Provision for doubtful accounts and sales returns	1,099	1,253
Provision for inventory reserves	1,377	1,905
Decrease (increase) in other long-term assets	586	(433)
Other	(1,993)	(68)
Changes in current assets and liabilities:
Decrease (increase) in receivables	2,212	(8,995)
Decrease (increase) in inventories	8,245	(3,661)
(Increase) in other current assets	(1,439)	(1,043)
Decrease (increase) in deferred tax assets	1,040	(24)
(Decrease) increase in accounts payable and accrued liabilities	(14,315)	232
(Decrease) in income taxes payable	(746)	(2,104)
Net cash provided by (used in) operating activities	7,600	(1,875)
Investing activities:
Capital expenditures	(3,153)	(3,728)
Payments for acquisitions and investments	(110)	0
Proceeds from sale of plant and equipment	15	153
Net cash (used in) investing activities	(3,248)	(3,575)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	-	3,845
Net change in borrowings-maturities of 90 days or less	(6,324)	-
(Reduction) in current portion of long-term debt	(3)	(46)
Payments of debt issuance costs	-	(98)
Proceeds from the exercise of stock options	11	-
Net cash (used in) provided by financing activities	(6,316)	3,701
Effect of exchange rates on cash	(1,367)	615
Net decrease in cash and cash equivalents	(3,331)	(1,134)
Cash and cash equivalents at the beginning of the year	9,137	11,068
Cash and cash equivalents at the end of the period	$ 5,806	$ 9,934
	======	======
Supplemental disclosure:
Interest paid	$ 7,200	$ 8,284
Income taxes (refunded) paid	$ 127	$ (490)

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of March 31, 2001 and December 31, 2000 and the results of their operations for the three months ended March 31, 2001 and 2000 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts for prior periods have been reclassified to conform to the 2001 presentation.

(2)     Borrowings

A significant portion of GBC's long-term funding has been provided through its Revolving Credit Facility. The Revolving Credit Facility has a maturity date of January 2002, and as such, borrowings under this facility as of March 31, 2001 have been reclassified to current maturities. GBC expects to begin negotiations to refinance the Revolving Credit Facility during the second quarter of 2001. See Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- for a further discussion of GBC's credit facilities.

GBC's borrowings consist of the following at March 31, 2001 and December 31, 2000; outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):

	March 31,	December 31,
	2001	2000
Revolving Credit Facility
U.S. Dollar borrowings - (weighted average floating interest rate of
7.54% at March 31, 2001 and 9.17% at December 31, 2000)	$219,200	$225,000
Dutch Guilder borrowings - (floating interest rate of 7.17% at March 31,
and 7.40% at December 31, 2000)	2,390	2,565
Euro borrowings - (floating interest rate of 7.17 at March 31,2001, and
7.40% at December 31, 2000)	966	754
Australian Dollar borrowings - (floating interest rate of 7.72% at
March 31, 2001 and 8.74% at December 31, 2000)	4,222	4,861
New Zealand borrowings - (floating interest rate of 8.73% at March 31,
2001 and 9.48% at December 31, 2000)	1,129	1,243
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 3.65% at March 31,
2001 and 5.10% at December 31, 2000)	7,522	7,522
IRB, due annually from July 1994 to July 2008 - (floating interest rate of
3.89% at March 31, 2001 and 5.31% at December 31, 2000)	1,450	1,450
IRB, due annually from June 2002 to June 2007 - (floating interest rate
of 3.80% at March 31, 2001 and 5.20% at December 31, 2000)	1,050	1,050
Notes Payable
Senior Subordinated Notes, U.S. Dollars borrowing, due 2008 - (fixed
Interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowings, due monthly November 1994
To October 2004 - (fixed interest rate of 8.85%)	821	942
Note Payable, Korean Won borrowings, due June 2005 - (fixed interest
Rate of 9.25%)	1,277	593
Other borrowings	1,347	1,572
Total debt	391,374	397,552
Less-current maturities	228,431	547
Total long-term debt	$162,943	$397,005
	=======	=======

(3)     Earnings Per Share

In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):

	Three months ended March 31,
	2001	2000
(A) Net loss available to common Shareholders	$(1,108)	$ (74)
(B) Weighted average number of common Shares outstanding (1)	15,726	15,725
Additional common shares issuable under employee stock options using the treasury stock method	--	--
(C) Weighted average number of common shares outstanding assuming the treasury stock method	5,726	15,725
Net (loss) income per common share (2) (A) / (B)
	$(0.07) =====	$0.00 ====
Net (loss) income per common share, assuming dilution (2) (A) / (C)	$(0.07) =====	$0.00 ====
    Weighted average shares includes both Common Stock and Class B Common Stock.
    Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4)     Restructuring and Other Expenses, Special Charges

In February 2001, GBC's President and Chief Executive Officer retired from the Company, resulting in a special charge of $2,511. The provision recorded in the quarter represents an accrual for salary continuation, benefits, and other related expenses, which will be paid over the next three years.

During the first quarter of 2000, GBC recorded restructuring and other charges totaling $1.5 million, representing the final charges related to restructuring activities initiated in 1999. GBC's restructuring activities have primarily focused on the consolidation of European distribution, logistics and accounting operations, streamlining the sales operations in the North American Document Finishing Business, and the closing/consolidation of several distribution centers. The restructuring charges primarily consisted of severance costs, early retirement benefits and other expenses. Other expenses consist of consulting fees associated with projects to rationalize GBC's product line offerings and to reorganize its supply chain management process. The components of the restructuring and other expenses are as follows (000 omitted):

	Three months ended March 31,
	2001	2000
Severance and early retirement benefits	$ -	$ 421
Consulting expenses	-	650
Other	-	427
Total restructuring expenses	$ -	$1,498
	=====	=====

GBC has completed substantially all of its restructuring activities, which were initiated during 1999 and 2000. Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at March 31, 2001 primarily represents severance, early retirement and other benefit expenses to be paid in the future periods.

Changes in the restructuring reserve for the three months ended March 31, 2001 and 2000 were as follows (000 omitted):

	Three month ended March 31,
	2001	2000
Balance' beginning of year	$2,293	$9,884
Provisions	-	1,498
Involuntary termination costs	(467)	(1,117)
Other cash restructuring charges	(180)	(1,858)
Non-cash restructuring charges	(85)	(493)
Other (1)	(75)	(124)
Balance - end of period	$1,486	$7,790
	=====	=====

(1) Amounts primarily relate to the effects of foreign exchange rate changes.

In April 2001, GBC has initiated additional restructuring activities. See note 8 for further details.

    (5) Business Segments

  In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators, large-format digital print laminators, and maintenance and repair services. The Document Finishing Group's and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The Europe Group distributes the Office Products and Document Finishing Groups products to customers in Europe.

  Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products, as well as selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature as well as revenues and expenses for certain entities not assigned to one of the other four reportable segments. For internal management purposes and the presentation below, operating income is determined as income before taxes excluding interest expense, other income and expense, and restructuring and related expenses.

  GBC does not separately identify interest income or expense, or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. Effective January 1, 2001, for internal reporting purposes, GBC has made changes to its business segments. As a result, several business units have been reclassified from the All Others category to the Films Group, however, in the aggregate, these business units were not significant to either segment. In addition, beginning January 1, 2001, GBC allocates expenses related to the amortization of goodwill and related intangibles to the segments; previously these expense were reported in the All Others category. Prior periods have been restated for these reporting changes. Segment data is provided below for the three months ended March 31, 2001 and 2000.

	Unaffiliated Customer Sales		Affiliated Customer Sales
	Three months ended		Three months ended
(000's omitted)	March 31,		March 31,
	2001	2000	2001	2000
Document Finishing Group	$ 50,839	$ 54,508	$ 9,024	$ 8,855
Films Group	39,751	42,391	3,941	4,449
Office Products Group	78,620	98,441	3,053	4,818
Europe Group	30,277	33,120	1,499	3,086
All Others	11,203	11,963	14,747	15,892
Eliminations	-	-	(32,264)	(37,100)
Total	$ 210,690 =======	$ 240,423 =======	$ - ======	$ - ======

	Operating Income
	Three months ended		Total Segment Assets
(000's omitted)	March 31,		March 31,	December 31,
	2001	2000	2001	2000
Document Finishing Group	$ 6,488	$ 6,938	139,181	120,427
Films Group	5,901	7,871	216,412	209,540
Office Products Group	5,946	6,736	364,548	373,744
Europe Group	174	(278)	119,166	131,650
All Others	(10,020)	(7,938)	46,748	87,245
Eliminations	-	-	(157,627)	(161,298)
Total	$ 8,489	$ 13,329	$ 728,428	$ 761,308
	=====	======	=======	=======

  GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office product resellers and directly to end-users in the business, education,

commercial/professional and government markets. GBC has a large base of customers and is not dependent on any single customer for a significant portion of its business.

Sales information for the three months ended March 31, 2001 and 2000 by geographical area is summarized below (000's omitted).

	Unaffiliated Customer Sales
	Three months ended
(000's omitted)	March 31,
	2001	2000
United States	$ 141,288	$ 168,040
Europe	39,270	40,081
Other International	30,132	32,302
Total	$ 210,690	$ 240,423
	=======	=======
    (6) New Accounting Standards

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

GBC's existing derivative instruments are primarily designated as cash flow hedges, which were initiated to hedge cash flows related to future variable rate interest payments, cash flows in foreign currencies with respect to settlement of intercompany payables by GBC's foreign subsidiaries, and foreign currency cash flows related to the financing of GBC's foreign operations. GBC has implemented both SFAS No.'s 133 and 138 as of January 1, 2001. Hedge accounting has been applied to all of GBC's derivative instruments except the foreign currency cash flow hedges related to intercompany loans between GBC's foreign and domestic subsidiaries. The adjustments to GBC's balance sheet and income statement as a result of adopting these standards was not significant.

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

Condensed Consolidating Balance Sheets (000's omitted):
	March 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 588	$ 4	$ 5,214	$ -	$ 5,806
Receivables, net	83,242	(12)	59,553	-	142,783
Inventories, net	67,353	294	42,587	-	110,234
Deferred tax assets	20,425	2,849	2,198	-	25,472
Other	3,804	77	8,779	-	12,660
Due from affiliates	38,636	19,070	2,687	(60,393)	-
Total current assets	214,048	22,282	121,018	(60,393)	296,955
Net capital assets	98,395	8,006	25,301	-	131,702
Goodwill, net of amortization	175,050	24,634	69,357	-	269,041
Other	25,940	1,351	3,439	-	30,730
Investment in subsidiaries	170,022	122,111	-	(292,133)	-
Total assets	$ 683,455	$ 178,384	$ 219,115	$ (352,526)	$ 728,428
	=======	=======	========	=========	=======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 32,331	$ 2,895	$ 15,119	$ -	$ 50,345
Accrued liabilities	62,501	844	22,104	-	85,449
Notes payable	-	-	8,646	-	8,646
Current maturities of long-term debt	228,150	-	281	-	228,431
Due to affiliates	25,205	-	19,746	(44,951)	-
Total current liabilities	348,187	3,739	65,896	(44,951)	372,871
Long-term debt - affiliated	-	-	15,441	(15,441)	-
Long-term debt, less current maturities	157,938	-	5,005	-	162,943
Other long-term liabilities	15,187	187	4,950	-	20,324
Deferred tax liabilities	23,476	6,561	3,586	-	33,623
Stockholders' equity:					-
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,945	93,765	155,383	(249,148)	21,945
Retained earnings	165,044	94,602	(15,794)	(78,808)	165,044
Treasury stock	(27,075)	-	-	-	(27,075)
Accumulated other comprehensive
income:
Cummulative translation adjustments	(20,585)	(20,476)	(18,870)	39,346	(20,585)
Losses on derivative financial
instruments	(2,924)	-	-	-	(2,924)
Total stockholders' equity	138,667	167,897	124,237	(292,134)	138,667
Total liabilities and stockholders' equity	$ 683,455	$ 178,384	$ 219,115	$ (352,526)	$ 728,428
	=======	=======	=======	========	=======

	December 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,617	$ (2,039)	$ 6,559	$ -	$ 9,137
Receivables, net	88,531	888	60,365	-	149,784
Inventories, net	75,003	387	47,346	-	122,736
Deferred tax assets	21,917	2,849	2,341	-	27,107
Other	225	(1,234)	12,870	-	11,861
Due from affiliates	43,183	17,131	5,175	(65,489)	-
Total current assets	233,476	17,982	134,656	(65,489)	320,625
Net capital assets	99,898	8,250	26,960	-	135,108
Goodwill, net of amortization	176,459	25,280	71,277	-	273,016
Other	27,219	1,675	3,665	-	32,559
Investment in subsidiaries	176,194	130,674	-	(306,868)	-
Total assets	$ 713,246	$ 183,861	$ 236,558	$ (372,357)	$ 761,308
	=======	=======	=======	========	=======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 40,748	$ 543	$ 15,887	$ -	$ 57,178
Accrued liabilities	68,213	3,042	24,709	(2,140)	93,824
Notes payable	-	-	9,751	-	9,751
Current maturities of long-term debt	242	-	305	-	547
Due to affiliates	24,635	-	22,811	(47,446)	-
Total current liabilities	133,838	3,585	73,463	(49,586)	161,300
Long-term debt - affiliated	-	-	16,561	(16,561)	-
Long-term debt, less current maturities	392,208	-	4,797	-	397,005
Other long-term liabilities	16,045	187	5,261	-	21,493
Deferred tax liabilities	23,476	6,561	3,794	-	33,831
Stockholders' equity:
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,268	95,717	155,382	(251,099)	22,268
Retained earnings	166,152	87,900	(12,078)	(75,822)	166,152
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive
income	(15,907)	(10,095)	(14,140)	24,235	(15,907)
Total stockholders' equity	147,679	173,528	132,682	(306,210)	147,679
Total liabilities and stockholders' equity	$ 713,246	$ 183,861	$ 236,558	$ (372,357)	$ 761,308
	=======	=======	=======	========	=======

Condensed Consolidating Statements of Income (000's omitted):

	Three months ended March 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 141,288	$ -	$ 69,402	$ -	$ 210,690
Affiliated sales	12,783	-	2,419	(15,202)	-
Net sales	154,071	-	71,821	(15,202)	210,690
Cost of sales including development and
engineering	87,871	119	45,126	(15,202)	117,914
Selling, service and administrative	55,740	(41)	23,391	-	79,090
Special charges	2,511	-	-	-	2,511
Amortization of goodwill and related
intangibles	1,997	188	501	-	2,686
Interest expense	10,130	245	824	(718)	10,481
Other (income) expense	(2,215)	(426)	1,947	718	24
(Loss) income before taxes and
undistributed earnings (loss) of wholly
owned subsidiaries	(1,963)	(85)	32	-	(2,016)
Income (benefits) taxes	(826)	(96)	14	-	(908)
(Loss) income before undistributed earnings
(loss) of wholly owned subsidiaries	(1,137)	11	18	-	(1,108)
Undistributed earnings (loss) of wholly-
owned subsidiaries	29	(128)	-	99	-
Net (loss) income	$ (1,108)	$ (117)	$ 18	$ 99	$ (1,108)
	=======	======	======	=====	=======

	Three months ended March 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 168,041	$ -	$ 72,382	$ -	$ 240,423
Affiliated sales	13,678	-	4,227	(17,905)	-
Net sales	181,719	-	76,609	(17,905)	240,423
Cost of sales including development and
engineering	106,522	(102)	48,075	(17,851)	136,644
Selling, service and administrative	63,298	11	24,405	-	87,714
Amortization of goodwill and related
intangibles	2,030	188	518	-	2,736
Interest expense	11,177	209	690	(443)	11,633
Restructuring and related expenses	717	-	781	-	1,498
Other (income) expense	(286)	(711)	1,050	293	346
(Loss) income before taxes and
undistributed earnings of wholly
owned subsidiaries	(1,739)	405	1,090	96	(148)
Income (benefits) taxes	(821)	202	545	-	(74)
(Loss) income before undistributed
earnings of wholly owned subsidiaries	(918)	203	545	96	(74)
Undistributed earnings of wholly-owned
subsidiaries	844	501	-	(1,345)	-
Net (loss) income	$ (74)	$ 704	$ 545	$ (1,249)	$ (74)
	====	====	====	======	=====

14

Condensed Consolidating Statements of Cash Flows (000's omitted):
	Three months ended March 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$ 3,783	$ 1,208	$ 2,609	$ -	$ 7,600

Investing activities:
Capital expenditures	(1,623)	(24)	(1,506)	-	(3,153)
Proceeds from sale of plant and equipment	13	-	2	-	15
Payments for acquisitions and investments	(110)	-	-	-	(110)
Net cash (used in) investing activities	(1,720)	(24)	(1,504)	-	(3,248)
Financing activities:
Increase (reduction) in intercompany
borrowings	261	859	(1,120)	-	-
(Repayments) proceeds from borrowings -
maturities greater than 90 days	(6,363)	-	39	-	(6,324)
Net change in borrowings-maturities of 90
days or less	-	-	(3)	-	(3)
Proceeds from the exercise of stock options	11	-	-	-	11
Net cash (used in) provided by
financing activities	(6,091)	859	(1,084)	-	(6,316)
Effect of exchange rates on cash	-	-	(1,367)	-	(1,367)
Net (decrease) increase in cash and
cash equivalents	(4,028)	2,043	(1,346)	-	(3,331)
Cash and cash equivalents - beginning of year	4,616	(2,039)	6,560	-	9,137
Cash and cash equivalents - end of the period	$ 588	$ 4	$ 5,214	$ -	$ 5,806
	======	======	======	===	======

	Three months ended March 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating
activities	$ 811	$ 70	$ (2,331)	$ (425)	$ (1,875)

Investing activities:
Capital expenditures	(2,527)	(209)	(992)	-	(3,728)
Proceeds from sale of plant and equipment	21	-	132	-	153
Net cash used in investing activities	(2,506)	(209)	(860)	-	(3,575)

Financing activities:
Increase (reduction) in intercompany
borrowings	(964)	-	964	-	-
Net change in borrowings-maturities of 90
days or less	4,038	-	(193)	-	3,845
(Reduction) in current portion of long-term
debt	(5)	-	(41)	-	(46)
Payments for debt issuance costs	(98)	-	-	-	(98)
Net cash provided by financing activities	2,971	-	730	-	3,701
Effect of exchange rates on cash	3,262	-	(3,072)	425	615
Net increase (decrease) in cash and
cash equivalents	4,538	(139)	(5,533)	-	(1,134)
Cash and cash equivalents - beginning of year	596	(596)	11,068	-	11,068
Cash and cash equivalents - end of the period	$ 5,134	$ (735)	$ 5,535	$ -	$ 9,934
	=====	=====	=====	===	======

(8)     Subsequent Event

On April 2, 2001, GBC announced that it will undertake additional restructuring efforts in its European operations. The announced restructuring activities include the closing of a small manufacturing facility and a distribution center. The operations of these two locations will be consolidated into existing facilities within Europe. GBC estimates that it will record a restructuring charge of approximately $2.0 million in the second quarter of 2001. The restructuring expenses will primarily consist of severance and related benefit expenses, and costs related to the closure of the two facilities.

On May 8, 2001 GBC named a new Chairman, President, and Chief Executive Officer.  Based on the terms of the Executive Employment Agreement, GBC will be required to make certain payments, and as a result, will record an expenses of approximately $1.0 million during the second quarter of 2001.  See Item 5. and Exhibits 10 and 19 to this report on Form 10-Q for further information.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                    of Operations

The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

Results of Operations ' Quarter Ended March 31, 2001 compared to Quarter Ended March 31, 2000

                    Sales

Net sales for first quarter of 2001 decreased 12.4% to $210.7 million, compared to the first quarter of 2000. Net sales by business segment are summarized below (000's omitted):

	Three months ended March 31,
	2001	2000

Document Finishing Group	$ 50,839	$ 54,508
Films Group	39,751	42,391
Office Products Group	78,620	98,441
Europe Group	30,277	33,120
Other	11,203	11,963
Net Sales	$210,690	$240,423
	======	======

Sales for the Document Finishing Group decreased by $3.7 million or 6.7% in the first quarter of 2001 when compared to the first quarter of 2000. The decrease was primarily due to lower sales of stock binders in the Group's information packaging division and weaker sales in the Mexican and Latin American operations. The Films Group's sales decreased by $2.6 million or 6.2% in the first quarter of 2001 when compared to the first quarter of 2000. The decrease was primarily due to lower sales of commercial films as a result of weakness in the commercial printing markets. The Office Products Group's sales decreased by $19.8 million or 20.1% in the first quarter of 2001 compared to the first quarter of 2000, primarily due to lower sales of visual communications products to commercial customers along with a decrease in retail shredders. These sales declines were a result of the overall softening of the US economy during the quarter. Beginning in the second quarter of 2001, the Office Products Group expects to discontinue the sale of certain retail shredder products; these products totaled approximately $16.0 in sales for fiscal 2000. However, the operating margins attributable to these shredder products were negligible, and it is not anticipated that the loss of shredder sales will significantly impact the Group's operating income. Net sales in Europe decreased by $2.8 million or 8.6% in the first quarter of 2001 when compared to the first quarter of 2000. However, excluding the impact of currency fluctuations and the absence of sales from the visual communications business that was exited in 2000, Europe's sales increased by approximately 1%. Other sales decreased by $0.8 million in the first quarter of 2001 due to softness in demand in Japan.

Gross Margins, Costs and Expenses

GBC's overall gross profit margin in the first quarter of 2001 increased by 0.8 percentage points to 44.0%, compared to 43.2% in the first quarter of 2000. Gross profit margins increased in the Office Products Group due to favorable manufacturing efficiencies gained from the supply chain and other cost management programs. The improvement in the Office Products gross profit margin was partially offset by lower gross margins in the Films Group, which experienced market pricing pressures as well as higher raw material costs.

Selling, service and administrative expenses decreased $8.6 million or 9.8% in the first quarter of 2001 compared to 2000. As a percentage of sales expenses were 37.5% in the first quarter of 2001, compared to 36.5% in 2000. The primary reason for the higher expenses as a percentage of sales is the lower sales levels in the Document Finishing, Films, and Office Products groups. Within the Office Products Group, selling expenses decreased significantly due to lower program costs resulting from the lower level of sales. However, as a percentage of sales, program costs were approximately flat between the first quarter of 2001 and 2000. Administrative expenses in the Corporate office were higher due to a special charge of $2.5 million related to the retirement of the Company's former President and CEO and the related transition expenses.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense.

	Operating Income
	Three months ended March 31,
	2001	2000

Document Finishing Group	$ 6,488	$ 6,938
Films Group	5,901	7,871
Office Products Group	5,946	6 736
Europe Group	174	(278)
Other (1)	(10,020)	(7,938)
Operating income	$ 8,489	$13,329
	======	======

(1)     Other includes shared expenses not allocated to the specific segments, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for the first quarter of 2001 decreased 36.3% or $4.8 million compared to the first quarter of 2000. As a percentage of sales, operating income in the Document Finishing group for the first quarter of 2001 was relatively flat compared to 2000; however, operating income was lower due to the lower level of sales. Operating income for the Films Groups (in gross dollars and as a percentage of sales) decreased due to market pricing pressures, higher raw material costs, and as a result of the lower sales level. The Office Products Group experienced a $0.8 million decrease in operating income during the first quarter of 2001 compared to 2000; however, as a percentage of sales, operating income increased from 6.8% in 2000 to 7.6% in 2001 due to more favorable gross margins and lower operating expenses which offset the decrease in sales. Excluding the impact of the special charges related to the retirement of the Company's CEO discussed above, operating income in the Other category decreased slightly compared to 2000.

Interest Expense

Interest expense decreased by $1.2 million to $10.5 million in the first quarter of 2001 when compared to $11.6 million in the first quarter of 2000. Average outstanding borrowings during the first quarter of 2001 were approximately $64.9 million lower than in the first quarter of 2000 as a result of repayments made throughout 2000. In addition, investments in working capital were lower during 2001 due to the lower sales level. The lower level of interest expense resulting from the lower outstanding balances was partially offset by slightly higher average interest rates during the first quarter of 2001.

Restructuring and Other Expenses

During the first quarter of 2000, GBC recorded a $0.75 million after-tax charge ($1.5 million pre-tax), or $.05 per share for restructuring and related expenses. Included in this charge was approximately $0.85 million for the restructuring of certain distribution operations in Europe (primarily employee severance costs) and $0.65 million related to the supply chain management program.

Income Taxes

GBC's worldwide effective tax rate for the first quarter of 2001 was a benefit of 45.0%, compared to benefit of 50.0% in 2000. The primary difference between the effective rate in 2001 and 2000 is due to the mix of estimated earnings / losses between GBC's domestic and international subsidiaries for fiscal year 2000 and 2001.

Net Loss

GBC incurred a net loss of $1.1 million for the first quarter of 2001 ($0.07 per share), compared to a net loss of $0.1 million in the first quarter of 2000 ($0.00 per share). Excluding the Special Charges ($0.09 per share) related to the retirement of the Company's former President and CEO recorded during the first quarter of 2001 and the restructuring and related expenses ($0.04) recorded in 2000, earnings per share were $0.02 and $0.04 for the first quarter of 2001 and 2000, respectively. The change in net income before special charges is due to lower gross profit from the lower level of sales, higher operating expenses as a percentage of sales, partially offset by lower interest expense.

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

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") with a group of international banks which provide for up to $410 million of revolving credit borrowings through January 2002. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Management believes, but there can be no assurance, that the amended facility will provide GBC with the liquidity necessary to meet currently-anticipated operating and capital requirements. During 2001, GBC will be required to renegotiate the Revolving Credit Facility. Management believes, but there can be no assurance, that the Company will be able to negotiate a new revolving credit facility that will provide it with satisfactory liquidity, and which will likely have a comparable or reduced line of credit, reasonable terms, and market interest rates. Outstanding borrowings under the Revolving Credit Facility totaled $227.9 million at March 31, 2001.

Under the most restrictive covenant of the Revolving Credit Facility, GBC was required to meet a specified EBITDA target for the first fiscal quarter of 2001, which will change to leverage and interest coverage ratios commencing in the second fiscal quarter of 2001. The amendment and restatement also provided for more flexible covenants regarding net worth levels, the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with all covenants as of March 31, 2001.

Cash provided by operating activities was $7.6 million for the three months ended March 31, 2001, compared to cash used in operating activities of $1.9 million for 2000. The increase in operating cash flows was primarily due to better working capital management. The primary uses of cash during both 2001, and 2000 were to repay borrowings under the Revolving Credit Facility, and to fund capital investments.

Net cash used in investing activities was $3.2 million during 2001, as compared to $3.6 million in 2000, primarily due to capital expenditures of $3.2 and $3.7 million in each period, respectively.

Net cash used in financing activities was $6.3 million during 2001, compared to net cash provided by financing activities of $3.7 million during 2000. During 2001, cash generated from operating activities was used to repay borrowings under GBC's revolving credit facility of approximately $6.5 million, as compared to increased borrowings of $2.4 million in 2000. Currently, GBC is restricted from paying dividends under the terms of its Revolving Credit Facility, and therefore no dividends were paid in 2001 or 2000.

New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments imbedded in other contracts) and requires that GBC recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated as a hedge and qualifies for hedge accounting. GBC has implemented SFAS No.133 during the first quarter of 2001.

In July 2000, the EITF reached a final consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This consensus specifies when companies are required to record the cost of certain sales incentives and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. Such incentives include volume rebates, slotting fees, catalog placement fees, cooperative advertising arrangements and other programs. The impact of this change in accounting will result in a reduction in GBC's revenues and selling expenses. There would be no change to operating income. The amount of the reclassification has not been quantified. The implementation of EITF 00-14 will have no impact on GBC's operating earnings; however, operating margins will increase. GBC will be required to implement EITF 00-14 during the first quarter of 2002.

In May 2001, the EITF reached a final consensus on Issue NO.2 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to Retailer."  The consensus specifies how payments from a vendor for certain programs (e.g., slotting fees, cooperative advertising arrangements, etc.) should be classified on the vendors income statement.  GBC currently accounts for incentives covered under Issue 00-25 as selling expenses.  The impact of any change in accounting resulting from this Issue would be a reduction in GBC's revenues and selling expenses.  There would be no change to operating income.  The amount of any potential reclassification has not been quantified.  GBC will required to implement EITF 00-25 during the first quarter of 2002.

Forward Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products, document finishing and lamination film products markets, the effects of economic conditions, the issues associated with the restructuring of certain of GBC's operations, the ability of GBC's distributors to successfully market and sell the Company's products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.

PART II.     OTHER INFORMATION

Item 5.        Other Information

On May 8, 2001, Mr. Dennis J. Martin was named Chairman, President and Chief Executive Officer of GBC (see Press Release of May 9, 2001 which is Exhibit 19 to this Form 10-Q)

James A. Miller, who was named Chairman of GBC and acting as its interim Chief Executive Officer will continue to act as a Director.  At the Annual Meeting of Stockholders to be held on May 23, 2001, a motion will be entertained to elect Mr. Martin to the Board of Directors of GBC along with the other director nominees identified in GBC's proxy statement dated April 13, 2001.

Item 6.        Exhibits and Reports on Form-8K

                  (a) Exhibit 10 (iii) (a) Material Contracts:

   Executive Employment Agreement, including exhibits, dated May 8, 2001.

                  (b) Exhibit 19 Report Furnished to Security Holders:

                        GBC press release dated May 9, 2001.

                  (c) Reports on Form 8-K: None.

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

                                                                                                     By: /s/ Terry G. Westbrook

                                                                                                          Terry G. Westbrook
                                                                                                          Senior Vice President and Chief
                                                                                                          Financial Officer

                                                                                                          May 11, 2001