Form 10-Q
period 2001-06-30
GENERAL BINDING CORP
filed 2001-08-14
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001

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

Yes X  No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Outstanding at
Class	July 31, 2001
Common Stock, $.125 par value	13,377,432
Class B Common Stock, $.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2001
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,372	$ 9,137
Receivables, less allowances for doubtful accounts
and sales returns: 2001 - $16,239, 2000 - $17,400	140,313	149,784
Inventories:
Raw materials	29,430	30,294
Work in process	4,850	5,069
Finished goods	72,027	87,373
Total inventories	106,307	122,736
Deferred tax assets	25,467	27,107
Other	14,148	11,861
Total current assets	290,607	320,625
Total capital assets at cost	264,860	261,718
Less - accumulated depreciation	(135,614)	(126,610)
Net capital assets	129,246	135,108
Goodwill, net of amortization	267,263	273,016
Other	29,606	32,559
Total assets	$ 716,722 =======	$ 761,308 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 52,978	$ 57,178
Accrued liabilities	82,719	93,824
Notes payable	8,163	9,751
Current maturities of long-term debt	220,708	547
Total current liabilities	364,568	161,300
Long-term debt, less current maturities	162,341	397,005
Other long-term liabilities	19,422	21,493
Deferred tax liabilities	33,697	33,831
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	21,751	22,268
Retained earnings	160,724	166,152
Treasury stock	(26,549)	(27,096)
Accumulated other comprehensive income:
Cummulative translation adjustments	(19,356)	(15,907)
Losses on derivative financial instruments	(2,138)	-
Total stockholders' equity	136,694	147,679
Total liabilities and stockholders' equity	$ 716,722 =======	$ 761,308 =======
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000's omitted, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Net sales	$ 198,386	$ 223,890	$ 409,076	$ 464,313
Cost of sales, including development and engineering	111,201	122,668	229,115	259,312
Selling, service and administrative	75,101	85,074	154,191	172,788
Amortization of goodwill and related intangibles	2,683	2,734	5,369	5,470
Restructuring and other:
Restructuring	2,424	-	2,424	848
Other	1,964	600	4,475	1,250
Interest expense	9,302	11,457	19,783	23,090
Other expense, net	81	586	105	932
(Loss) income before taxes	(4,370)	771	(6,386)	623
Income tax (benefit) expense	(50)	385	(958)	311
Net (loss) income	$ (4,320) =======	$ 386 =======	$ (5,428) =======	$ 312 =======
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,229	(538)	(3,449)	(3,184)
Gain (loss) on derivative financial instruments	786	-	(2,138)	-
Comprehensive (loss)	$ (2,305) =======	$ (152) =======	$ (11,015) =======	$ (2,872) =======

Net (loss) income per common share: (1)
Basic	$ (0.27)	$ 0.02	$ (0.34)	$ 0.02
Diluted	(0.27)	0.02	(0.34)	0.02

Weighted average number of common shares outstanding: (2)
Basic	15,740	15,725	15,734	15,725
Diluted	15,740	15,849	15,734	15,787

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	Six Months Ended
	June 30,
	2001	2000
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$ (5,428)	$ 312
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,880	11,354
Amortization	8,402	8,055
Restructuring and other	6,899	1,498
Provision for doubtful accounts and sales returns	1,766	2,638
Provision for inventory reserves	3,069	3,083
Increase in other long-term assets	(1,437)	(855)
Other	(2,423)	(232)
Changes in current assets and liabilities:
Decrease in receivables	3,996	1,788
Decrease (increase) in inventories	10,197	(5,833)
(Increase) decrease in other current assets	(3,078)	3,970
Decrease in deferred tax assets	1,091	9,686
Decrease in accounts payable and accrued liabilities	(20,115)	(8,656)
Decrease in income taxes payable	(432)	(1,797)
Net cash provided by operating activities	14,387	25,011
Investing activities:
Capital expenditures	(7,269)	(9,006)
Payments of acquisitions and investments	(110)	-
Proceeds from sale of plant and equipment	52	450
Net cash (used in) investing activities	(7,327)	(8,556)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	1,224	-
Repayments of long-term debt-maturities greater than 90 days	(1,155)	(18,000)
Net change in borrowings-maturities of 90 days or less	(15,112)	(2,983)
(Reduction) in current portion of long-term debt	(6)	(1,484)
Payments of debt issuance costs	-	(116)
Purchases of treasury stock	(17)	-
Proceeds from the exercise of stock options	406	-
Net cash (used in) financing activities	(14,660)	(22,583)
Effect of exchange rates on cash	2,835	1,827
Net (decrease) in cash and cash equivalents	(4,765)	(4,301)
Cash and cash equivalents at the beginning of the year	9,137	11,068
Cash and cash equivalents at the end of the period	$ 4,372 =====	$ 6,767 =====
Supplemental disclosure:
Interest paid	$ 19,175	$ 22,743
Income taxes (refunded)	(127)	(16,978)
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of June 30, 2001 and December 31, 2000 and the results of their operations for the three and six months ended June 30, 2001 and 2000 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts for prior periods have been reclassified to conform to the 2001 presentation.

(2)     Borrowings

A significant portion of GBC's long-term funding has been provided through its Revolving Credit Facility. The Revolving Credit Facility has a maturity date of January 2002, and as such, borrowings under this facility as of June 30, 2001 are classified as current maturities of long-term debt. GBC expects to begin negotiations to refinance the Revolving Credit Facility during the third quarter of 2001. See Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- for a further discussion of GBC's credit facilities.

GBC's borrowings consist of the following at June 30, 2001 and December 31, 2000; outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):

	June 30, 2001	December 31, 2000
Revolving Credit Facility
U.S. Dollar borrowings - (weighted average floating interest rate of
5.30% at June 30, 2001 and 9.17% at December 31, 2000)	$210,600	$225,000
Dutch Guilder borrowings - (floating interest rate of 6.02% at June 30, 2001
and 7.40% at December 31, 2000)	2,315	2,565
Euro borrowings - (floating interest rate of 6.02% at June 30, 2001 and
7.40% at December 31, 2000)	1,361	754
Australian Dollar borrowings - (floating interest rate of 6.49% at
June 30, 2001 and 8.74% at December 31, 2000)	5,920	4,861
New Zealand borrowings - (floating interest rate of 9.48% at December
31, 2000)	-	1,243
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 2.80% at June 30,
2001 and 5.10% at December 31, 2000)	7,620	7,522
IRB, due annually from July 1994 to July 2008 - (floating interest rate of
2.99% at June 30, 2001 and 5.31% at December 31, 2000)	1,450	1,450
IRB, due annually from June 2002 to June 2007 - (floating interest rate
of 2.95% at June 30, 2001 and 5.20% at December 31, 2000)	50	1,050
Notes payable
Senior subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed
Interest rate of 9.375%)	150,000	150,000
Notes Payable, Dutch Guilder borrowings, due monthly, November 1994
to October 2004 - (fixed interest rate of 8.85%)	740	942
Note Payable, Korean Won borrowings, due June 2005 - (fixed interest
Rate of 9.25%)	1,691	593
Other borrowings	1,302	1,572
Total debt	383,049	397,552
Less-current maturities	220,708	547
Total long-term debt	$162,341	$397,005
	======	======

(3)     Earnings Per Share

In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):

	Three months ended June 30 ,		Six months ended June 30 ,
	2001	2000	2001	2000
(A) Net (loss) income available to common Shareholders	$ (4,320) ======	$ 386 ======	$ (5,428) ======	$ 312 =====
(B) Weighted average number of common Shares outstanding (1)	15,740	15,725	15,734	15,725
Additional common shares issuable under employee stock options using the treasury stock method	--	124	--	62

6
(C) Weighted average number of common shares outstanding assuming the exercise of stock options (1)	15,740 =====	15,849 =====	15,734 =====	15,787 =====
Net (loss) income per common share (2) - basic (A) / (B)	$(0.27)	$0.02	$(0.34)	$0.02
Net (loss) income per common share (2) - diluted (A) / (C)	$(0.27)	$0.02	$(0.34)	$0.02

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4)     Restructuring and Other

On April 2, 2001, GBC announced, that as part of an effort to restructure its European operations, a distribution center and an administrative office in Germany will be closed. The operations currently performed at these locations will be absorbed into existing facilities within Europe. GBC recorded a restructuring charge of approximately $2.4 million in the second quarter of 2001 to cover costs associated with these activities. The restructuring expenses primarily consist of severance and related benefit expenses, and costs related to the closure of this facility. Approximately 65 employees will be impacted by this restructuring.

During the first half of 2000, GBC recorded restructuring charges totaling $0.8 million, representing the final charges related to restructuring activities initiated in 1999. GBC's restructuring activities have primarily focused on the consolidation of the Europe Group's distribution, logistics and accounting operations, streamlining the sales operations in the North American Document Finishing Group, and the closing/consolidation of several distribution centers. The restructuring charges primarily consisted of severance costs, early retirement benefits and other expenses.

The components of the restructuring are as follows (000's omitted):

	Six months ended June 30,
	2001	2000
Severance and early retirement benefits	$ 1,630	$ 421
All other restructuring expenses	794	427
	$ 2,424 =====	$ 848 ====

GBC has completed substantially all of the restructuring activities initiated during 1999 and 2000. Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at June 30, 2001 primarily represents severance, early retirement and other benefit expenses to be paid in the future periods. Changes in the restructuring reserve for the six months ended June 30, 2001 and 2000 were as follows (000's omitted):

	Six months ended June 30,
	2001	2000
Balance - beginning of year	$2,293	$9,884
Provisions	2,424	848
Involuntary termination costs	(601)	(1,576)
Other cash restructuring charges	(192)	(1,823)
Non-cash restructuring charges	36	(1,783)
Other (1)	(189)	(206)
Balance - end of period	$ 3,771 =====	$5,344 =====

(1) Amounts primarily relate to the effects of foreign exchange rate changes.

During the first half of 2001, administrative expenses in the Corporate office were higher due to special charges of $4.5 million, primarily related to contractual severance payments and other benefits to be paid to GBC's former CEO, transition expenses for GBC's new Chairman, and severance costs to be paid to the Company's former CFO. In the first half of 2000, GBC recorded $1.3 million in expenses related to the supply chain initiatives in the Office Products Group.

(5)     Business Segments

  In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators, large-format digital print laminators, and maintenance and repair services. The Document Finishing Group's and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The Europe Group distributes the Office Products and Document Finishing Groups' products to customers in Europe.

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

  GBC does not separately identify interest income or expense, or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. Effective January 1, 2001, for internal reporting purposes, GBC has made changes to its business segments. As a result, several business units have been reclassified from the All Others category to the Films Group; however, these business units were not significant to either segment. In addition, beginning January 1, 2001, GBC allocates expenses related to the amortization of goodwill and related intangibles to the segments; previously these expense were reported in the All Others category. Prior periods have been restated for these reporting changes. Segment data is provided below for the three and six months ended June 30, 2001 and 2000.

	Unaffiliated		Affiliated
	Customer Sales		Customer Sales		Operating Income
	Three months ended		Three months ended		Three months ended
(000's omitted)	June 30,		June 30,		June 30,
	2001	2000	2001	2000	2001	2000
Document Finishing Group	$ 51,012	$ 50,915	$ 6,028	$ 6,084	$ 6,297	$ 6,607
Films Group	39,058	43,187	3,417	3,373	6,841	8,812
Office Products Group	72,071	90,307	1,361	1,373	3,349	6,677
Europe Group	25,643	27,056	3,792	5,704	(468)	(1,161)
All Others	10,602	12,425	2	23	(8,582)	(8,121)
Eliminations	-	-	(14,600)	(16,557)	-	-
Total	$ 198,386 =======	$ 223,890 =======	$ - ======	$ - ======	$ 7,437 ======	$ 12,814 ======

	Unaffiliated		Affiliated
	Customer Sales		Customer Sales		Operating Income
	Six months ended		Six months ended		Six months ended
(000's omitted)	June 30,		June 30,		June 30,
	2001	2000	2001	2000	2001	2000
Document Finishing Group	$ 101,851	$ 105,423	$ 11,902	$ 11,809	$ 12,785	$ 13,545
Films Group	78,809	85,578	6,602	7,231	12,742	16,683
Office Products Group	150,691	188,748	2,221	3,114	9,295	12,763
Europe Group	55,920	60,176	7,484	11,867	(294)	(1,439)
All Others	21,805	24,388	3	28	(18,602)	(16,059)
Eliminations	-	-	(28,212)	(34,049)	-	-
Total	$ 409,076 =======	$ 464,313 =======	$ - ======	$ - ======	$ 15,926 ======	$ 25,493 ======

	Total Segment Assets
	June 30,	December 31,
	2001	2000
Document Finishing Group	$ 149,121	$ 120,427
Films Group	225,373	209,540
Office Products Group	378,617	373,744
Europe Group	119,994	131,650
All Others	9,067	87,245
Eliminations	(165,450)	(161,298)
Total	$ 716,722 =======	$ 761,308 =======

  GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office product resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers; however, the loss of, or major reduction in business from one or more of GBC's major customers, could have a material adverse effect on GBC's financial position or results of operations.

  Sales and other segment information for the three and six months ended June 30, 2001 and 2000 by geographical area is summarized below (000's omitted).

	Unaffiliated Customer Sales		Unaffiliated Customer Sales
	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000
United States	$ 134,337	$ 158,171	$ 275,625	$ 326,211
Europe	34,565	33,775	73,835	73,856
Other International	29,484	31,944	59,616	64,246
Total	$ 198,386 =======	$ 223,890 =======	$ 409,076 =======	$ 464,313 ======

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

GBC's existing derivative instruments are primarily designated as cash flow hedges, which were initiated to hedge cash flows related to future variable rate interest payments, cash flows in foreign currencies with respect to settlement of intercompany payables by GBC's foreign subsidiaries, and foreign currency cash flows related to the financing of GBC's foreign operations. GBC has implemented both SFAS No.'s 133 and 138 as of January 1, 2001. Hedge accounting has been applied to all of GBC's derivative instruments except the foreign currency cash flow hedges related to intercompany loans between GBC's foreign and domestic subsidiaries. The adjustments to GBC's balance sheet and income statement as a result of adopting these standards were not significant.

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

Condensed Consolidating Balance Sheets (000's omitted):
	June 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,406	$ 10	$ 2,956	$ -	$ 4,372
Receivables, net	82,336	(12)	57,989	-	140,313
Inventories, net	59,161	242	46,904	-	106,307
Deferred tax assets	21,079	2,849	1,539	-	25,467
Other	4,965	13	9,170	-	14,148
Due from affiliates	35,161	20,282	1,164	(56,607)	-
Total current assets	204,108	23,384	119,722	(56,607)	290,607
Net capital assets	92,529	7,690	29,027	-	129,246
Goodwill, net of amortization	172,362	24,446	70,455	-	267,263
Other	24,176	1,217	4,213	-	29,606
Investment in subsidiaries	173,088	127,441	-	(300,529)	-
Total assets	$ 666,263 =======	$ 184,178 =======	$ 223,417 =======	$ (357,136) ========	$ 716,722 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 33,029	$ 3,257	$ 16,692	$ -	$ 52,978
Accrued liabilities	56,298	1,125	25,296	-	82,719
Notes payable	-	-	8,163	-	8,163
Current maturities of long-term debt	218,123	-	2,585	-	220,708
Due to affiliates	24,999	-	16,537	(41,536)	-
Total current liabilities	332,449	4,382	69,273	(41,536)	364,568
Long-term debt - affiliated	-	-	15,072	(15,072)	-
Long-term debt, less current maturities	159,410	-	2,931	-	162,341
Other long-term liabilities	14,234	186	5,002	-	19,422
Deferred tax liabilities	23,476	6,561	3,660	-	33,697
Stockholders' equity:					-
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,751	92,414	157,383	(249,797)	21,751
Retained earnings	160,724	101,061	(13,642)	(87,419)	160,724
Treasury stock	(26,549)	-	-	-	(26,549)
Accumulated other comprehensive
income:
Cummulative translation adjustments	(19,356)	(20,432)	(19,780)	40,212	(19,356)
Losses on derivative financial
instruments	(2,138)	-	-	-	(2,138)
Total stockholders' equity	136,694	173,049	127,479	(300,528)	136,694
Total liabilities and stockholders' equity	$ 666,263 =======	$ 184,178 =======	$ 223,417 =======	$ (357,136) ========	$ 716,722 =======

	December 31,2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,617	$ (2,039)	$ 6,559	$ -	$ 9,137
Receivables, net	88,531	888	60,365	-	149,784
Inventories, net	75,003	387	47,346	-	122,736
Deferred tax assets	21,917	2,849	2,341	-	27,107
Other	225	(1,234)	12,870	-	11,861
Due from affiliates	43,183	17,131	5,175	(65,489)	-
Total current assets	233,476	17,982	134,656	(65,489)	320,625
Net capital assets	99,898	8,250	26,960	-	135,108
Goodwill, net of amortization	176,459	25,280	71,277	-	273,016
Other	27,219	1,675	3,665	-	32,559
Investment in subsidiaries	176,194	130,674	-	(306,868)	-
Total assets	$ 713,246 =======	$ 183,861 =======	$ 236,558 =======	$ (372,357) ========	$ 761,308 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 40,748	$ 543	$ 15,887	$ -	$ 57,178
Accrued liabilities	68,213	3,042	24,709	(2,140)	93,824
Notes payable	-	-	9,751	-	9,751
Current maturities of long-term debt	242	-	305	-	547
Due to affiliates	24,635	-	22,811	(47,446)	-
Total current liabilities	133,838	3,585	73,463	(49,586)	161,300
Long-term debt - affiliated	-	-	16,561	(16,561)	-
Long-term debt, less current maturities	392,208	-	4,797	-	397,005
Other long-term liabilities	16,045	187	5,261	-	21,493
Deferred tax liabilities	23,476	6,561	3,794	-	33,831
Stockholders' equity:
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,268	95,717	155,382	(251,099)	22,268
Retained earnings	166,152	87,900	(12,078)	(75,822)	166,152
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive
income	(15,907)	(10,095)	(14,140)	24,235	(15,907)
Total stockholders' equity	147,679	173,528	132,682	(306,210)	147,679
Total liabilities and stockholders' equity	$ 713,246 =======	$ 183,861 =======	$ 236,558 =======	$ (372,357) ========	$ 761,308 =======

Condensed Consolidating Statements of Income (000's omitted):
	Three months ended June 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 134,337	$ -	$ 64,049	$ -	$ 198,386
Affiliated sales	12,184	-	2,688	(14,872)
Net sales	146,521	-	66,737	(14,872)	198,386
Cost of sales, including development and
engineering	84,088	(35)	42,020	(14,872)	111,201
Selling, service and administrative	53,237	53	21,811	-	75,101
Amortization of goodwill and related intangibles	1,998	187	498	-	2,683
Restructuring and other:
Restructuring	330	-	2,094	-	2,424
Other	1,964	-	-	-	1,964
Interest expense	8,874	174	774	(520)	9,302
Other expense (income)	(719)	(444)	724	520	81
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(3,251)	65	(1,184)	-	(4,370)
Income taxes (benefits)	(104)	241	(187)	-	(50)
Income (loss) before undistributed earnings of
wholly owned subsidiaries	(3,147)	(176)	(997)	-	(4,320)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(1,173)	1,018	-	155	-
Net income (loss)	$ (4,320)	$ 842	$ (997)	$ 155	$ (4,320)
	======	====	====	===	======
	Three months ended June 30, 2000
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 158,171	$ -	$ 65,719	$ -	$ 223,890
Affiliated sales	12,626	-	3,582	(16,208)	-
Net sales	170,797	-	69,301	(16,208)	223,890
Cost of sales, including development and
engineering	95,414	84	43,229	(16,059)	122,668
Selling, service and administrative	60,928	12	24,134	-	85,074
Amortization of goodwill and related intangibles	2,031	189	514	-	2,734
Restructuring and other:
Restructuring	-	-	-	-	-
Other	600	-	-	-	600
Interest expense	11,034	220	1,206	(1,003)	11,457
Other expense (income)	83	(787)	371	919	586
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	707	282	(153)	(65)	771
Income taxes (benefits)	319	142	(76)	-	385
Income (loss) before undistributed earnings of
wholly owned subsidiaries	388	140	(77)	(65)	386
Undistributed (losses) earnings of wholly-owned
subsidiaries	(2)	(191)	-	193	-
Net income (loss)	$ 386	$ (51)	$ (77)	$ 128	$ 386
	====	====	====	====	====

	Six months ended June 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 275,625	$ -	$ 133,451	$ -	$ 409,076
Affiliated sales	24,967	-	5,107	(30,074)	-
Net sales	300,592	-	138,558	(30,074)	409,076
Cost of sales, including development and
engineering	171,959	84	87,146	(30,074)	229,115
Selling, service and administrative	108,977	12	45,202	-	154,191
Amortization of goodwill and related intangibles	3,995	375	999	-	5,369
Restructuring and other:
Restructuring	330	-	2,094	-	2,424
Other	4,475	-	-	-	4,475
Interest expense	19,004	419	1,598	(1,238)	19,783
Other (income) expense	(2,934)	(870)	2,671	1,238	105
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(5,214)	(20)	(1,152)	-	(6,386)
Income (benefits) taxes	(930)	145	(173)	-	(958)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(4,284)	(165)	(979)	-	(5,428)
Undistributed earnings (losses) of wholly-owned
subsidiaries	(1,144)	890	-	254	-
Net income (loss)	$ (5,428)	$ 725	$ (979)	$ 254	$ (5,428)
	======	====	=====	====	======
	Six months ended June 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 326,212	$ -	$ 138,101	$ -	$ 464,313
Affiliated sales	26,304	-	7,809	(34,113)	-
Net sales	352,516	-	145,910	(34,113)	464,313
Cost of sales, including development and
engineering	201,936	(18)	91,304	(33,910)	259,312
Selling, service and administrative	124,226	23	48,539	-	172,788
Amortization of goodwill and related intangibles	4,061	377	1,032	-	5,470
Restructuring and other:
Restructuring	67	-	781	-	848
Other	1,250	-	-	-	1,250
Interest expense	22,211	429	1,896	(1,446)	23,090
Other (income) expense	(203)	(1,498)	1,421	1,212	932
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(1,032)	687	937	31	623
Income (benefits) taxes	(502)	344	469	-	311
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(530)	343	468	31	312
Undistributed earnings (losses) of wholly-owned
subsidiaries	842	310	-	(1,152)	-
Net income (loss)	$ 312	$ 653	$ 468	$ (1,121)	$ 312
	====	====	====	======	====

Condensed Consolidating Statements of Cash Flows (000's omitted):
	Six months ended June 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 16,390	$ (216)	$ (1,787)	$ -	$ 14,387
Investing activities:
Capital expenditures	(4,088)	(114)	(3,067)	-	(7,269)
Payments of acquisitions and investments	(110)	-	-	-	(110)
Proceeds from sale of plant and equipment	18	-	34	-	52
Net cash (used in) investing activities	(4,180)	(114)	(3,033)	-	(7,327)
Financing activities:
Increase (reduction) in intercompany borrowings	1,488	-	(1,488)	-	-
Proceeds from long-term borrowings-
maturaties greater than 90 days	98	-	1,126	-	1,224
Repayments of long-term debt-
maturaties greater than 90 days	(1,038)	-	(117)	-	(1,155)
Net change in borrowings-maturities
of 90 days or less	(13,978)	-	(1,134)	-	(15,112)
(Reduction) in current portion of long-term debt	-	-	(6)	-	(6)
Purchase of treasury stock	(17)	-	-	-	(17)
Proceeds from the exercise of stock options	406	-	-	-	406
Net cash (used in) financing activities	(13,041)	-	(1,619)	-	(14,660)
Effect of exchange rates on cash	-	-	2,835	-	2,835
Net (decrease) in cash & cash equivalents	(831)	(330)	(3,604)	-	(4,765)
Cash and cash equivalents at the beginning of
the year	4,616	(2,039)	6,560	-	9,137
Cash and cash equivalents at the end of the period	$ 3,785 =====	$ (2,369) ======	$ 2,956 =====	$ - ==	$ 4,372 =====
	Six months ended June 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 28,948	$ (75)	$ (3,862)	$ -	$ 25,011
Investing activities:
Capital expenditures	(6,835)	(396)	(1,775)	-	(9,006)
Proceeds from sale of plant and equipment	145	-	305	-	450
Net cash (used in) investing activities	(6,690)	(396)	(1,470)	-	(8,556)
Financing activities:
(Reduction) increase in intercompany borrowings	(2,910)	-	2,910	-	-
Repayments of long-term debt-
maturates greater than 90 days	(18,000)	-	-	-	(18,000)
Net change in borrowings-maturities
of 90 days or less	(1,028)	-	(1,955)	-	(2,983)
(Reduction) in current portion of long-term debt	(12)	-	(1,472)	-	(1,484)
Payments for debt issuance costs	(116)	-	-	-	(116)
Net cash (used in) financing activities	(22,066)	-	(517)	-	(22,583)
Effect of exchange rates on cash	-	-	1,827	-	1,827
Net increase (decrease) in cash & cash equivalents	192	(471)	(4,022)	-	(4,301)
Cash and cash equivalents at the beginning of
the year	4,469	(596)	7,195	-	11,068
Cash and cash equivalents at the end of the period	$ 4,661 =====	$ (1,067) ======	$ 3,173 =====	$ - ==	$ 6,767 =====

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

Results of Operations - Quarter Ended June 30, 2001 compared to Quarter Ended June 30, 2000

Sales

Net sales for the second quarter of 2001 decreased 11.4% to $198.4 million, compared to the second quarter of 2000. Net sales by business segment are summarized below (000's omitted):

	Three months ended June 30,
	2001	2000

Document Finishing Group	$ 51,012	$ 50,915
Films Group	39,058	43,187
Office Products Group	72,071	90,307
Europe Group	25,643	27,056
Other	10,602	12,425
Net Sales	$198,386 ======	$223,890 ======

Document Finishing Group sales remained flat in the second quarter of 2001 when compared to the second quarter of 2000. The Films Group's sales decreased by $4.1 million or 9.6% in the second quarter of 2001 when compared to the second quarter of 2000. The decrease was primarily due to lower sales of commercial films in the U.S. as a result of weakness in the commercial printing markets. The Office Products Group's sales decreased by $18.2 million or 20.2% in the second quarter of 2001 compared to the second quarter of 2000, primarily due to lower sales of high-end visual communications products to commercial customers, along with expected declines resulting from the Group's previously-announced decision to exit the sale of certain retail shredder products. Net sales in Europe decreased by $1.4 million or 5.2% in the second quarter of 2001 when compared to the second quarter of 2000. However, excluding the impact of currency fluctuations, Europe's sales increased by approximately 2.4%.

Gross Margins, Costs and Expenses

GBC's overall gross profit margin in the second quarter of 2001 decreased by 1.3 percentage points to 43.9%, compared to 45.2% in the second quarter of 2000.

The Office Products Group experienced lower gross profit margins due to an unfavorable product mix and the adverse effect of lower volumes on manufacturing efficiency. The Films Group's lower gross profit margins were attributable to market pricing pressures related primarily to softness in the publishing industry, as well as increases in raw material costs and lower manufacturing volumes.

Selling, service and administrative expenses decreased $10.0 million or 11.7% in the second quarter of 2001 compared to 2000. As a percentage of sales, expenses were 37.9% in the second quarter of 2001, compared to 38.0% in 2000. The Office Products Group was the major contributor to the decrease in expenses primarily from lower program costs and selling expenses resulting from the lower level of sales. Selling, service and administrative expenses in the other segments were also lower due to close management of operating expenses.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring expenses, interest expense, and other income and expense.

	Operating Income
	Three months ended June 30,
	2001	2000

Document Finishing Group	$ 6,297	$ 6,607
Films Group	6,841	8,812
Office Products Group	3,349	6,677
Europe Group	(468)	(1,161)
Other (1)	(8,582)	(8,121)
Operating income	$ 7,437 =====	$12,814 =====

(1)     Other includes shared expenses not allocated to the specific segments, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for the second quarter of 2001 decreased 42.0% or $5.4 million compared to the second quarter of 2000. Operating income in the Document Finishing Group for the second quarter of 2001 decreased 4.7% due to product mix issues. Operating income for the Films Group (in gross dollars and as a percentage of sales) decreased due to lower sales volumes, market pricing pressures related primarily to softness in the publishing industry, higher raw material costs, and lower manufacturing volumes. The Office Products Group experienced a $3.3 million decrease in operating income during the second quarter of 2001 compared to 2000 due to lower sales volumes, unfavorable product mix, and the adverse effect of lower volumes on manufacturing efficiency. The Europe

Group's operating loss decreased by $0.7 million compared to 2000 primarily due to lower operating expenses.

Restructuring and Other

During the second quarter of 2001, GBC recorded a $2.0 million after-tax charge ($2.4 million pre-tax), or $.13 per share for restructuring expenses primarily related to the closure of warehouse and administrative facilities in Germany. See Note 4 to the Condensed Consolidated Financial Statements.

During the second quarter 2001, administrative expenses in the Corporate office were higher due to charges of approximately $2.0 million, primarily related to transition expenses for the Company's new Chairman and CEO and severance costs to be paid to the Company's former CFO. In the second quarter of 2000, GBC recorded $0.6 million in expenses related to the supply chain initiatives in the Office Products Group.

Interest Expense

Interest expense decreased by $2.2 million to $9.3 million in the second quarter of 2001. The reduction in interest expense resulted from lower outstanding debt balances combined with lower interest rates during the second quarter of 2001 compared to 2000.

Income Taxes

GBC's worldwide effective tax rate was a benefit of 1.1% for the second quarter of 2001 compared to an expense rate of 50.0% in 2000. The second quarter effective tax rate reflects the current estimate of GBC's overall effective tax rate for 2001. The change in rate from 2000 to 2001 is due to the jurisdictions in which GBC expects to generate earnings and losses during the current year. The rate is impacted by restructuring charges and the relatively low level of pre-tax earnings.

Net (Loss) Income

GBC incurred a net loss of $4.3 million for the second quarter of 2001 ($0.27 per share), compared to a net income of $0.4 million in the second quarter of 2000 ($0.02 per share). Excluding the restructuring and other charges recorded during the second quarter of 2001, earnings per share were $0.00 and $0.04 for the second quarter of 2001 and 2000, respectively. The change in net income before other charges is due to reduced operating income resulting from the lower level of sales, which was partially offset by lower interest expense.

Six Months Ended June 30, 2001 compared to Six Months June 30, 2000

Sales

Net sales for the first half of 2001 decreased 11.9% to $409.1 million, compared to the first half of 2000. Net sales by business segment are summarized below (000's omitted):

	Six months ended June 30,
	2001	2000

Document Finishing Group	$101,851	$105,423
Films Group	78,809	85,578
Office Products Group	150,691	188,748
Europe Group	55,920	60,176
Other	21,805	24,388
Net sales	$409,076 ======	$464,313 ======

Sales for the Document Finishing Group decreased by $3.6 million or 3.4% during the first half of 2001 when compared to the first half of 2000. The decrease was primarily due to lower sales in the Group's binding operations division. The Films Group's sales decreased by $6.8 million or 7.9% in the first half of 2001 when compared to the first half of 2000. The decrease was primarily due to lower sales in the Group's U.S. commercial films and digital print businesses due to overall industry softness, which was partially offset by higher commercial films sales in Europe. The Office Products Group's sales decreased by $38.1 million or 20.2% in the first half of 2001 when compared to the first half of 2000, primarily due to lower sales of high-end visual communications products to commercial customers, along with expected declines resulting from the Group's previously-announced decision to exit the sale of certain retail shredder products. Net sales in Europe decreased by $4.3 million or 7.1% in the first half of 2001 when compared to the first half of 2000, primarily due to lower sales of binding equipment.

Gross Margins, Costs and Expenses

GBC's overall gross profit margin in the first half of 2001 decreased by 0.2 percentage points to 44.0% compared to the 44.2% gross profit margin for the first half of 2000. Improved gross margins in the Office Products Group were largely offset by weaker margins in the Films Group. The Office Products Group's gross profit margins improved in the first quarter of 2001 due to savings realized from supply chain initiatives and other cost management programs. Such gains were not achieved in the second quarter of 2001 due to an unfavorable product mix and the adverse effect of lower volumes on manufacturing efficiency. The Films Group's lower gross profit margins were attributable to market pricing pressures related primarily to softness in the publishing industry, as well as increases in raw material costs, and lower manufacturing volumes.

Selling, service and administrative expenses decreased 10.8% in the first half of 2001 when compared to the first half of 2000. However, as a percentage of sales, selling, service and administrative expenses increased slightly in 2001 compared to 2000. Selling, service and administrative expenses decreased primarily due to lower program costs within the Office Products Group as a result of lower sales volumes. In addition, within the Office Products Group, selling expenses were down during the first half of 2001 compared to 2000 as many expenses were either adjusted to reflect the lower level of sales or are directly variable with sales.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring expenses, interest expense, and other income and expense.

	Operating Income Six months ended June 30,
	2001	2000

Document Finishing Group	$ 12,785	$ 13,545
Films Group	12,742	16,683
Office Products Group	9,295	12,763
Europe Group	(294)	(1,439)
Other	(18,602)	(16,059)
Operating income	$ 15,926 ======	$25,493 ======

Operating income for the first half of 2001 decreased 39.1% or $10.2 million compared to the first half of 2000. The Document Finishing Group experienced a decline in operating income due to a lower level of sales. As a percentage of sales, operating income for the Group was flat. Operating income for the Films Group, in both absolute dollars and as a percentage of sales, decreased due to the market pricing pressures, higher raw material costs, and lower manufacturing volumes discussed above. The Office Products Group experienced a $4.1million decrease in operating income during the first half of 2001 compared to 2000 due to lower level of sales. The Europe Group's operating loss decreased by $1.1 million compared to 2000 primarily due to lower operating expenses.

Restructuring and Other

During the first half of 2001, GBC recorded a $2.0 million after-tax charge ($2.4 million pre-tax), or $.13 per share for restructuring expenses primarily related to the closure of warehouse and administrative facilities in Germany. During the first half of 2000, GBC recorded an after-tax restructuring charge of $0.4 ($0.8 million pre-tax), or $0.03 per share for expenses for the restructuring of certain distribution operations in Europe (primarily employee severance costs). See Note 4 to the Condensed Consolidated Financial Statements.

During the first half of 2001, administrative expenses in the Corporate office were higher due to special charges of approximately $4.5 million, primarily related to contractual severance payments and other benefits to be paid to GBC's former CEO, transition expenses for GBC's new Chairman and CEO, and severance costs to be paid to the Company's former CFO. In the first half of 2000, GBC recorded $1.3 million in expenses related to the supply chain initiatives in the Office Products Group

Interest Expense

Interest expense decreased by $3.3 million to $19.8 million in the first half of 2001. The reduction in interest expense resulted from lower outstanding debt balances combined with lower interest rates during the first half of 2001 compared to 2000.

Income Taxes

GBC's worldwide effective tax rate was a benefit of 15.0% for the first half of 2001, compared to an expense rate of 50.0% in 2000. The 2001 effective tax rate reflects the current estimate of GBC's overall effective tax rate for the current year. The change in rate from 2000 to 2001 is due to the jurisdictions in which GBC expects to generate earnings and losses during the current year. The rate is impacted by restructuring charges and the relatively low level of pre-tax earnings.

Net (Loss) Income

GBC reported a net loss of $5.4 million for the first half of 2001 ($0.34 per diluted share) compared to net income of $0.3 million ($0.02 per diluted share) reported in the first half of 2000. The 2001 net loss was primarily a result of the restructuring and other charges recorded during 2001, as well as lower sales and gross profit achieved by certain business units.

Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its overall debt capacity and ability to generate cash from operations to fund its operating and investing activities. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms. GBC's primary sources of liquidity and capital resources are internally-generated cash flows, borrowings under GBC's revolving credit facilities and short-term borrowings from banks.

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") with a group of international banks which provides for up to $410 million of revolving credit borrowings through January 2002. The Revolving Credit Facility was amended and restated on November 12, 1999 to provide GBC with additional financial flexibility. Management believes, but there can be no assurance, that the amended facility will provide GBC with the liquidity necessary to meet currently anticipated operating and capital requirements. During the third quarter of 2001, GBC will begin its efforts to renegotiate the Revolving Credit Facility. Management believes, but there can be no assurance, that the Company will be able to negotiate a new revolving credit facility that will provide it with satisfactory liquidity, and which will likely have a comparable or reduced line of credit, reasonable terms, and market interest rates. Outstanding borrowings under the Revolving Credit Facility totaled $220.2 million at June 30, 2001.

Under the most restrictive covenant of the Revolving Credit Facility, GBC is required to meet specified leverage and interest coverage ratios for each fiscal quarter. The amendment and restatement also provided for more flexible covenants regarding net worth levels, the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with all covenants as of June 30, 2001.

Cash provided by operating activities was $14.4 million for the six months ended June 30, 2001, compared to $25.0 million for 2000. Included in the results of 2000 was an income tax refund of approximately $17.0 million. The improvement in operating cash flows, excluding the tax refund, was primarily due to improvements in working capital management.

Net cash used in investing activities was $7.3 million during 2001, as compared to $8.6 million in 2000, primarily due to capital expenditures of $7.3 and $9.0 million in each period, respectively.

Net cash used in financing activities was $14.7 million during 2001, as compared to $22.6 million during 2000. During 2001, cash generated from operating activities was used to repay borrowings under GBC's Revolving Credit Facility of approximately $14.2 million, as compared to $22.5 million in 2000. Currently, GBC is restricted from paying dividends under the terms of its Revolving Credit

 Facility, and therefore no dividends were paid during the six months ended June 30, 2001 and 2000.

New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments imbedded in other contracts) and requires that GBC recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated as a hedge and qualifies for hedge accounting. GBC implemented SFAS No.133 during the first quarter of 2001.

In July 2000, the EITF reached a final consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This consensus specifies when companies are required to record the cost of certain sales incentives and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. Such incentives include volume rebates, slotting fees, catalog placement fees, cooperative advertising arrangements and other programs. The impact of this change in accounting will result in a reduction in GBC's revenues and selling expenses. There would be no change to operating income, however, operating margins will increase. GBC will be required to implement EITF 00-14 during the first quarter of 2002. The amount of the reclassification has not been quantified

In May 2001, the EITF reached a final consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to Retailer." The consensus specifies how payments from a vendor for certain programs (e.g., slotting fees, cooperative advertising arrangements, etc.) should be classified on the vendor's income statement. GBC currently accounts for incentives covered under Issue 00-25 as selling expenses. The impact of any change in accounting resulting from this Issue would be a reduction in GBC's revenues and selling expenses. There would be no change to operating income. The amount of any potential reclassification has not been quantified. GBC will be required to implement EITF 00-25 during the first quarter of 2002.

In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. GBC will be required to implement SFAS No. 142 starting in January 2002. Implementation of this standard will result in the elimination of approximately $10.7 million annually of amortization expense of goodwill and related intangible assets. However, the amount of any potential impairment, if any, has not been quantified.

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

(a)     Exhibits: None.

(b)     Reports on Form 8-K: None.

SIGNATURE

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL BINDING CORPORATION

By: /s/ Dennis J. Martin

Dennis J. Martin
Chairman, President and Chief
Executive Officer

/s/ Jeffrey F. Hayden

Jeffrey F. Hayden
Corporate Controller

August 13, 2001