Form 10-Q
period 2001-09-30
GENERAL BINDING CORP
filed 2001-11-13
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001

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

Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Outstanding at
Class	October 31, 2001
Common Stock, $.125 par value	13,397,082
Class B Common Stock, $.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2001
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (000's omitted)

	September 30, 2001 (unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 5,469	$ 9,137
Receivables, less allowances for doubtful accounts
and sales returns: 2001 - $16,550, 2000 - $17,400	136,401	149,784
Inventories:
Raw materials	24,403	30,294
Work in process	10,236	5,069
Finished goods	69,721	87,373
Total inventories	104,360	122,736
Deferred tax assets	25,512	27,107
Other	12,691	11,861
Total current assets	284,433	320,625

Total capital assets at cost	268,192	261,718
Less - accumulated depreciation	(141,657)	(126,610)
Net capital assets	126,535	135,108
Goodwill, net of amortization	264,926	273,016
Other	28,650	32,559
Total assets	$ 704,544 =======	$ 761,308 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 48,166	$ 57,178
Accrued liabilities	86,821	93,824
Notes payable	9,133	9,751
Current maturities of long-term debt	205,168	547
Total current liabilities	349,288	161,300
Long-term debt, less current maturities	161,419	397,005
Other long-term liabilities	22,928	21,493
Deferred tax liabilities	33,679	33,831
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	21,557	22,268
Retained earnings	160,493	166,152
Treasury stock	(26,289)	(27,096)
Accumulated other comprehensive income:
Cummulative translation adjustments	(18,093)	(15,907)
Losses on derivative financial instruments	(2,700)	-
Total stockholders' equity	137,230	147,679
Total liabilities and stockholders' equity	$ 704,544 =======	$ 761,308 =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000's omitted, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$ 197,023	$ 228,248	$ 606,099	$ 692,561
Cost of sales, including development and engineering	109,207	124,559	338,322	383,055
Selling, service and administrative	75,783	85,168	229,974	258,772
Amortization of goodwill and related intangibles	2,684	2,728	8,053	8,198
Restructuring and other:
Restructuring	1,114	-	3,538	848
Other	-	1,610	4,475	2,860
Interest expense	8,883	11,353	28,666	34,443
Other (income) expense, net	(376)	516	(271)	1,448
(Loss) income before taxes	(272)	2,314	(6,658)	2,937
Income tax (benefit) expense	(41)	1,745	(999)	2,056
Net (loss) income	$ (231) =====	$ 569 ====	$ (5,659) ======	$ 881 ====
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,263	(3,260)	(2,186)	(6,444)
(Loss) on derivative financial instruments	(562)	-	(2,700)	-
Comprehensive income (loss)	$ 470 ====	$ (2,691) ======	$ (10,545) =======	$ (5,563) ======

Net (loss) income per common share: (1)
Basic	$ (0.01)	$ 0.04	$ (0.36)	$ 0.06
Diluted	(0.01)	0.04	(0.36)	0.06

Weighted average number of common shares outstanding: (2)
Basic	15,785	15,725	15,750	15,725
Diluted	15,785	15,810	15,750	15,795

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (000's omitted)

	Nine Months Ended September 30,
	2001 (Unaudited)	2000 (Unaudited)
Operating activities:
Net (loss) income	$ (5,659)	$ 881
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,507	16,803
Amortization	12,354	12,112
Restructuring and other	8,013	3,708
Provision for doubtful accounts and sales returns	2,754	3,744
Provision for inventory reserves	4,786	4,856
Increase in other long-term assets	(1,596)	(2,065)
Other	(284)	(452)
Changes in current assets and liabilities:
Decrease (increase) in receivables	8,507	(2,146)
Decrease (increase) in inventories	11,935	(9,974)
(Increase) decrease in other current assets	(859)	5,046
Decrease in deferred tax assets	1,037	8,857
(Decrease) increase in accounts payable and accrued liabilities	(20,417)	6,977
Decrease in income taxes payable	(3,161)	(845)
Net cash provided by operating activities	34,917	47,502
Investing activities:
Capital expenditures	(9,612)	(12,713)
Payments for acquisitions and investments	(110)	-
Proceeds from sale of plant and equipment	196	445
Net cash used in investing activities	(9,526)	(12,268)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	1,222	-
Repayments of long-term debt-maturities greater than 90 days	(2,055)	(46,100)
Net change in borrowings-maturities of 90 days or less	(30,101)	5,491
Reduction in current portion of long-term debt	(160)	(1,477)
Payments of debt issuance costs	-	(118)
Purchases of treasury stock	(17)	-
Proceeds from the exercise of stock options	472	-
Net cash used in financing activities	(30,639)	(42,204)
Effect of exchange rates on cash	1,580	4,277
Net decrease in cash and cash equivalents	(3,668)	(2,693)
Cash and cash equivalents at the beginning of the year	9,137	11,068
Cash and cash equivalents at the end of the period	$ 5,469 =====	$ 8,375 =====

Supplemental disclosure:
Interest paid	$ 23,672	$ 26,767
Income taxes paid (refunded)	881	(13,557)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of September 30, 2001 and December 31, 2000 and the results of their operations for the three and nine months ended September 30, 2001 and 2000 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts for prior periods have been reclassified to conform to the 2001 presentation.

(2)     Borrowings

A significant portion of GBC's long-term funding has been provided through its Revolving Credit Facility. The Revolving Credit Facility has a maturity date of January 13, 2002, and as such, borrowings under this facility as of September 30, 2001 are classified as current maturities of long-term debt. GBC is currently in negotiations seeking an extension of the Revolving Credit Facility beyond the current maturity date. See Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- for a further discussion of GBC's credit facilities.

GBC's borrowings consist of the following at September 30, 2001 and December 31, 2000; outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000's omitted):

	September 30, 2001	December 31, 2000
Revolving Credit Facility
U.S. Dollar borrowings - (weighted average floating interest rate of
4.16% at September 30, 2001 and 9.17% at December 31, 2000)	$195,000	$225,000
Dutch Guilder borrowings - (floating interest rate of 5.24% at September
30, 2001 and 7.40% at December 31, 2000)	2,482	2,565
Euro borrowings - (floating interest rate of 5.24% at September 30, 2001
and 7.40% at December 31, 2000)	1,458	754
Australian Dollar borrowings - (floating interest rate of 6.06% at
September 30, 2001 and 8.74% at December 31, 2000)	5,701	4,861
New Zealand borrowings - (floating interest rate of 9.48% at December
31, 2000)	-	1,243
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 2.35% at September 30,
2001 and 5.10% at December 31, 2000)	6,855	7,522
IRB, due annually from July 1994 to July 2008 - (floating interest rate of
2.52% at September 30, 2001 and 5.31% at December 31, 2000)	1,300	1,450
IRB, due annually from June 2002 to June 2007 - (floating interest rate
of 2.55% at September 30, 2001 and 5.20% at December 31, 2000)	50	1,050
Notes payable
Senior subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed
Interest rate of 9.375%)	150,000	150,000
Notes Payable, Dutch Guilder borrowings, due monthly, November 1994
to October 2004 - (fixed interest rate of 8.85%)	734	942
Note Payable, Korean Won borrowings, due June 2005 - (fixed interest
Rate of 9.25%)	1,687	593
Other borrowings	10,453	11,323
Total debt	375,720	407,303
Less-current maturities	214,301	10,298
Total long-term debt	$161,419 =======	$397,005 =======

(3)     Earnings Per Share

In accordance with SFAS No. 128, net income per common share was computed as follows (000's omitted, except per share amounts):

	Three months ended September 30,		Nine months ended September 30 ,
	2001	2000	2001	2000
(A) Net (loss) income available to common shareholders	$ (231) =====	$ 569 ====	$ (5,659) =======	$ 881 ====
(B) Weighted average number of common shares outstanding (1)	15,785	15,725	15,750	15,725
      Additional common shares              issuable under employee              stock options using the              treasury stock method
	--	85	--	70

(C) Weighted average number of common shares outstanding assuming the exercise of stock options (1)	15,785 =====	15,810 =====	15,750 =====	15,795 =====
Net (loss) income per common share (2) - basic (A) / (B)	$(0.01)	$0.04	$(0.36)	$0.06
Net (loss) income per common share (2) - diluted (A) / (C)	$(0.01)	$0.04	$(0.36)	$0.06

(1)     Weighted average shares includes both Common Stock and Class B Common Stock.
(2)     Amounts represent per share amounts for both Common Stock and Class B Common Stock.

(4)     Restructuring and Other

During the third quarter of 2001, GBC recorded restructuring charges of $1.1 million related to: a) the shutdown of operations in Poland; and b) work force reductions in the company's Asia/Pacific operations and Document Finishing and Films Groups. For the first six months of 2001, restructuring charges totaled $3.5 million and included $2.4 million related to closure of a distribution and administrative facility in Germany. The restructuring expenses primarily consist of severance and related benefit expenses, and costs related to the closure of these facilities. The operations currently performed at these locations will be absorbed into existing GBC facilities. Approximately 102 employees will be impacted by these restructuring efforts.

During the first nine months of 2000, GBC recorded restructuring charges totaling $0.8 million, representing the final charges related to restructuring activities initiated in 1999. These charges primarily consisted of employee severance costs related to the restructuring of certain distribution centers in Europe.

The components of the restructuring are as follows (000's omitted):

	Nine months ended September 30,
	2001	2000
Severance and early retirement benefits	$ 2,634	$ 421
All other restructuring expenses	904	427
	$ 3,538 =====	$ 848 =====

GBC has completed substantially all of the restructuring activities initiated during 1999 and 2000. Management believes that the restructuring provisions recorded during these periods will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at September 30, 2001 primarily represents severance, early retirement and other benefit expenses to be paid in the future periods. Changes in the restructuring reserve for the nine months ended September 30, 2001 and 2000 were as follows (000's omitted):

	Nine months ended September 30,
	2001	2000
Balance - beginning of year	$2,293	$9,884
Provisions	3,538	848
Involuntary termination costs	(1,937)	(1,704)
Other cash restructuring charges	(522)	(2,662)
Non-cash restructuring charges	(180)	(1,951)
Other (1)	(31)	(340)
Balance - end of period	$3,161 =====	$4,075 =====

(1) Amounts primarily relate to the effects of foreign exchange rate changes.

During the first nine months of 2001, administrative expenses in the Corporate office were higher due to other charges of $4.5 million, primarily related to contractual severance payments and other benefits to be paid to GBC's former CEO, transition expenses for GBC's new Chairman, and severance costs to be paid to the Company's former CFO. In the first nine months of 2000, GBC recorded $2.9 million in expenses related to the supply chain initiatives in the Office Products Group and strategic consulting services.

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

  GBC does not separately identify interest expense or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. Effective January 1, 2001, for internal reporting purposes, GBC has made changes to its business segments. As a result, several business units have been reclassified from the All Others category to the Films Group; however, these business units were not significant to either segment. In addition, beginning January 1, 2001, GBC allocates expenses related to the amortization of goodwill and related intangibles to the segments; previously these expense were reported in the All Others category. Prior periods have been restated for these reporting changes. Segment data is provided below for the three and nine months ended September 30, 2001 and 2000.

	Unaffiliated Customer Sales Three months ended		Affiliated Customer Sales Three months ended		Operating Income Three months ended
(000's omitted)	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001	2000
Document Finishing Group	$ 48,014	$ 52,784	$ 4,749	$ 5,063	$ 5,348	$ 6,529
Films Group	39,804	43,158	4,215	5,050	7,868	$ 9,426
Office Products Group	75,918	97,479	1,064	1,176	4,702	$ 9,078
Europe Group	23,801	23,484	3,966	4,863	(584)	$ (2,168)
All Others	9,486	11,343	(3)	(1)	(7,985)	(8,682)
Eliminations	-	-	(13,991)	(16,151)	-	-
Total	$ 197,023 =======	$ 228,248 =======	$ - ======	$ - ======	$ 9,349 =====	$ 14,183 ======
	Unaffiliated Customer Sales Nine months ended		Affiliated Customer Sales None months ended		Operating Income Nine months ended
(000's omitted)	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001	2000
Document Finishing Group	$ 149,865	$ 158,207	$ 16,651	$ 16,872	$ 18,133	$ 20,074
Films Group	118,613	128,736	10,817	12,281	20,610	26,109
Office Products Group	226,609	286,227	3,285	4,290	13,997	21,841
Europe Group	79,721	83,660	11,450	16,730	(878)	(3,607)
All Others	31,291	35,731	-	27	(26,587)	(24,741)
Eliminations	-	-	(42,203)	(50,200)	-	-
Total	$ 606,099 =======	$ 692,561 =======	$ - ======	$ - ======	$ 25,275 ======	$ 39,676 ======

	Total Segment Assets
	September 30, 2001	December 31, 2000
Document Finishing Group	$ 158,233	$ 120,427
Films Group	228,500	209,540
Office Products Group	387,061	373,744
Europe Group	129,423	131,650
All Others	288,544	317,824
Eliminations	(487,217)	(391,877)
Total	$ 704,544 =======	$ 761,308 =======

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

  Sales and other segment information for the three and nine months ended September 30, 2001 and 2000 by geographical area is summarized below (000's omitted).

	Unaffiliated Customer Sales Three months ended September 30,		Unaffiliated Customer Sales Nine months ended September 30,
	2001	2000	2001	2000
United States	136,585	167,880	412,210	494,091
Europe	32,447	29,873	106,282	103,729
Other International	27,991	30,495	87,607	94,741
Total	197,023 ======	228,248 ======	606,099 ======	692,561 =====

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

Condensed Consolidating Balance Sheets (000's omitted):
	September 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,472	$ 10	$ 3,987	$ -	$ 5,469
Receivables, net	77,552	(12)	58,861	-	136,401
Inventories, net	58,500	224	45,636	-	104,360
Deferred tax assets	20,960	2,849	1,703	-	25,512
Other	3,784	40	8,867	-	12,691
Due from affiliates	34,224	18,710	3,955	(56,889)	-
Total current assets	196,492	21,821	123,009	(56,889)	284,433
Net capital assets	89,890	7,724	28,921	-	126,535
Goodwill, net of amortization	170,627	24,259	70,040	-	264,926
Other	22,509	1,121	5,020	-	28,650
Investment in subsidiaries	179,553	131,851	-	(311,404)	-
Total assets	$ 659,071 =======	$ 186,776 =======	$ 226,990 =======	$ (368,293) ========	$ 704,544 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 34,576	$ 976	$ 12,614	$ -	$ 48,166
Accrued liabilities	59,895	1,544	25,382	-	86,821
Notes payable	-	-	9,133	-	9,133
Current maturities of long-term debt	202,402	-	2,766	-	205,168
Due to affiliates	25,388	-	17,112	(42,500)	-
Total current liabilities	322,261	2,520	67,007	(42,500)	349,288
Long-term debt - affiliated	-	-	14,390	(14,390)	-
Long-term debt, less current maturities	158,462	-	2,957	-	161,419
Other long-term liabilities	17,642	187	5,099	-	22,928
Deferred tax liabilities	23,476	6,561	3,642	-	33,679
Stockholders' equity:					-
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,557	92,064	161,206	(253,270)	21,557
Retained earnings	160,493	101,589	(12,311)	(89,278)	160,493
Treasury stock	(26,289)	-	-	-	(26,289)
Accumulated other comprehensive
income:
Cummulative translation adjustments	(18,093)	(16,151)	(18,518)	34,669	(18,093)
Losses on derivative financial
instruments	(2,700)	-	-	-	(2,700)
Total stockholders' equity	137,230	177,508	133,895	(311,403)	137,230
Total liabilities and stockholders' equity	$ 659,071 =======	$ 186,776 =======	$ 226,990 =======	$ (368,293) ========	$ 704,544 =======

	December 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,617	$ (2,039)	$ 6,559	$ -	$ 9,137
Receivables, net	88,531	888	60,365	-	149,784
Inventories, net	75,003	387	47,346	-	122,736
Deferred tax assets	21,917	2,849	2,341	-	27,107
Other	225	(1,234)	12,870	-	11,861
Due from affiliates	43,183	17,131	5,175	(65,489)	-
Total current assets	233,476	17,982	134,656	(65,489)	320,625
Net capital assets	99,898	8,250	26,960	-	135,108
Goodwill, net of amortization	176,459	25,280	71,277	-	273,016
Other	27,219	1,675	3,665	-	32,559
Investment in subsidiaries	176,194	130,674	-	(306,868)	-
Total assets	$ 713,246 =======	$ 183,861 =======	$ 236,558 =======	$ (372,357) ========	$ 761,308 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 40,748	$ 543	$ 15,887	$ -	$ 57,178
Accrued liabilities	68,213	3,042	24,709	(2,140)	93,824
Notes payable	-	-	9,751	-	9,751
Current maturities of long-term debt	242	-	305	-	547
Due to affiliates	24,635	-	22,811	(47,446)	-
Total current liabilities	133,838	3,585	73,463	(49,586)	161,300
Long-term debt - affiliated	-	-	16,561	(16,561)	-
Long-term debt, less current maturities	392,208	-	4,797	-	397,005
Other long-term liabilities	16,045	187	5,261	-	21,493
Deferred tax liabilities	23,476	6,561	3,794	-	33,831
Stockholders' equity:
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,268	95,717	155,382	(251,099)	22,268
Retained earnings	166,152	87,900	(12,078)	(75,822)	166,152
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive
income	(15,907)	(10,095)	(14,140)	24,235	(15,907)
Total stockholders' equity	147,679	173,528	132,682	(306,210)	147,679
Total liabilities and stockholders' equity	$ 713,246 =======	$ 183,861 =======	$ 236,558 =======	$ (372,357) ========	$ 761,308 =======

Condensed Consolidating Statements of Income (000's omitted):
	Three months ended September 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 136,585	$ -	$ 60,438	$ -	$ 197,023
Affiliated sales	10,762	-	3,933	(14,695)	-
Net sales	147,347	-	64,371	(14,695)	197,023
Cost of sales, including development and
engineering	83,311	(25)	40,616	(14,695)	109,207
Selling, service and administrative	55,115	2	20,666	-	75,783
Amortization of goodwill and related intangibles	1,998	188	498	-	2,684
Restructuring and other:
Restructuring	771	-	343	-	1,114
Other	-	-	-	-	-
Interest expense	8,566	154	639	(476)	8,883
Other expense (income)	(393)	(501)	42	476	(376)
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(2,021)	182	1,567	-	(272)
Income taxes (benefits)	(410)	134	235	-	(41)
Income (loss) before undistributed earnings of
wholly owned subsidiaries	(1,611)	48	1,332	-	(231)
Undistributed (losses) earnings of wholly-owned
subsidiaries	1,380	812	-	(2,192)	-
Net income (loss)	$ (231) =====	$ 860 ====	$ 1,332 =====	$ (2,192) ======	$ (231) =====

	Three months ended September 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 167,879	$ -	$ 60,369	$ -	$ 228,248
Affiliated sales	12,543	-	2,924	(15,467)	-
Net sales	180,422	-	63,293	(15,467)	228,248
Cost of sales, including development and
engineering	104,431	67	34,328	(14,267)	124,559
Selling, service and administrative	62,972	11	22,185	-	85,168
Amortization of goodwill and related intangibles	2,031	189	508	-	2,728
Restructuring and other:
Restructuring	-	-	-	-	-
Other	1,610	-	-	-	1,610
Interest expense	10,974	235	896	(752)	11,353
Other (income) expense	(3,305)	(538)	5,288	(929)	516
Income before taxes and undistributed
earnings of wholly owned subsidiaries	1,709	36	88	481	2,314
Income taxes	1,334	162	249	-	1,745
Income (loss) before undistributed earnings of
wholly owned subsidiaries	375	(126)	(161)	481	569
Undistributed earnings (losses) of wholly-owned
subsidiaries	194	(2,352)	-	2,158	-
Net income (loss)	$ 569 ====	$ (2,478) ======	$ (161) =====	$ 2,639 =====	$ 569 ====

	Nine months ended September 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 412,210	$ -	$ 193,889	$ -	$ 606,099
Affiliated sales	35,729	-	9,040	(44,769)	-
Net sales	447,939	-	202,929	(44,769)	606,099
Cost of sales, including development and
engineering	255,270	59	127,762	(44,769)	338,322
Selling, service and administrative	164,092	14	65,868	-	229,974
Amortization of goodwill and related intangibles	5,993	563	1,497	-	8,053
Restructuring and other:
Restructuring	1,101	-	2,437	-	3,538
Other	4,475	-	-	-	4,475
Interest expense	27,570	573	2,237	(1,714)	28,666
Other (income) expense	(3,327)	(1,371)	2,713	1,714	(271)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(7,235)	162	415	-	(6,658)
Income (benefits) taxes	(1,340)	279	62	-	(999)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(5,895)	(117)	353	-	(5,659)
Undistributed earnings (losses) of wholly-owned
subsidiaries	236	1,702	-	(1,938)	-
Net income (loss)	$ (5,659) =======	$ 1,585 ======	$ 353 ====	$ (1,938) =======	$ (5,659) =======

	Nine months ended September 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 494,091	$ -	$ 198,470	$ -	$ 692,561
Affiliated sales	38,847	-	10,733	(49,580)	-
Net sales	532,938	-	209,203	(49,580)	692,561
Cost of sales, including development and
engineering	305,551	49	125,632	(48,177)	383,055
Selling, service and administrative	188,014	34	70,724	-	258,772
Amortization of goodwill and related intangibles	6,092	566	1,540	-	8,198
Restructuring and other:
Restructuring	67	-	781	-	848
Other	2,860	-	-	-	2,860
Interest expense	33,185	664	2,792	(2,198)	34,443
Other (income) expense	(3,508)	(2,036)	6,709	283	1,448
Income before taxes and undistributed
earnings of wholly owned subsidiaries	677	723	1,025	512	2,937
Income taxes	832	506	718	-	2,056
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(155)	217	307	512	881
Undistributed earnings (losses) of wholly-owned
subsidiaries	1,036	(2,042)	-	1,006	-
Net income (loss)	$ 881 ====	$ (1,825) =======	$ 307 ====	$ 1,518 =====	$ 881 ====

Condensed Consolidating Statements of Cash Flows (000's omitted):
	Nine months ended September 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$ 31,205	$ 2,480	$ 1,232	$ -	$ 34,917
Investing activities:
Capital expenditures	(5,432)	(431)	(3,749)	-	(9,612)
Payments of acquisitions and investments	(110)	-	-	-	(110)
Proceeds from sale of plant and equipment	154	-	42	-	196
Net cash used in investing activities	(5,388)	(431)	(3,707)	-	(9,526)
Financing activities:
Increase (reduction) in intercompany borrowings	2,170	-	(2,170)	-	-
Proceeds from long-term borrowings-
maturaties greater than 90 days	98	-	1,124	-	1,222
Repayments of long-term debt-
maturaties greater than 90 days	(1,880)	-	(175)	-	(2,055)
Net change in borrowings-maturities
of 90 days or less	(29,655)	-	(446)	-	(30,101)
Reduction in current portion of long-term debt	(150)	-	(10)	-	(160)
Purchase of treasury stock	(17)	-	-	-	(17)
Proceeds from the exercise of stock options	472	-	-	-	472
Net cash used in financing activities	(28,962)	-	(1,677)	-	(30,639)
Effect of exchange rates on cash	-	-	1,580	-	1,580
Net (decrease) increase in cash & cash equivalents	(3,145)	2,049	(2,572)	-	(3,668)
Cash and cash equivalents at the beginning of
the year	4,617	(2,039)	6,559	-	9,137
Cash and cash equivalents at the end of the period	$ 1,472 =====	$ 10 ===	$ 3,987 =====	$ - ==	$ 5,469 =====

	Nine months ended September 30, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 47,137	$ (469)	$ 834	$ -	$ 47,502
Investing activities:
Capital expenditures	(9,971)	(406)	(2,336)	-	(12,713)
Proceeds from sale of plant and equipment	156	-	289	-	445
Net cash used in investing activities	(9,815)	(406)	(2,047)	-	(12,268)
Financing activities:
Increase (reduction) in intercompany borrowings	1,584	-	(1,584)	-	-
Repayments of long-term debt-
maturates greater than 90 days	(46,100)	-	-	-	(46,100)
Net change in borrowings-maturities
of 90 days or less	8,293	-	(2,802)	-	5,491
Reduction in current portion of long-term debt	(17)	-	(1,460)	-	(1,477)
Payments for debt issuance costs	(118)	-	-	-	(118)
Net cash used in financing activities	(36,358)	-	(5,846)	-	(42,204)
Effect of exchange rates on cash	-	-	4,277	-	4,277
Net increase (decrease) in cash & cash equivalents	964	(875)	(2,782)	-	(2,693)
Cash and cash equivalents at the beginning of
the year	4,469	(596)	7,195	-	11,068
Cash and cash equivalents at the end of the period	$ 5,433 =====	$ (1,471) ======	$ 4,413 =====	$ - ==	$ 8,375 =====

(8)     Subsequent Event

On October 10, 2001, GBC announced that it will undertake additional restructuring efforts in its Office Products Group operations. The announced restructuring activities include the closing of a manufacturing facility in Ashland, Mississippi. The operations of the Ashland facility will be transferred to GBC facilities in Booneville, Mississippi and Nuevo Laredo, Mexico. GBC estimates that it will record restructuring charges of approximately $3.0 to $3.5 million in the fourth quarter of 2001. The restructuring expenses will primarily consist of severance and facility write-down expenses.

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

Results of Operations - Quarter Ended September 30, 2001 compared to Quarter Ended September 30, 2000

Sales

Net sales for the third quarter of 2001 decreased 13.7% to $197.0 million, compared to the third quarter of 2000. The Company's sales have been negatively impacted by weak economic conditions in the United States. Net sales by business segment are summarized below (000's omitted):

	Three months ended September 30,
	2001	2000
Document Finishing Group	$ 48,014	$ 52,784
Films Group	39,804	43,158
Office Products Group	75,918	97,479
Europe Group	23,801	23,484
Other	9,486	11,343
Net Sales	$197,023 ======	$228,248 ======

Document Finishing Group sales decreased by $4.8 million or 9.0% in the third quarter of 2001 when compared to the third quarter of 2000. The decrease is primarily due to lower sales of capital-related equipment. The Films Group's sales decreased by $3.4 million or 7.8% in the third quarter of 2001 when compared to 2000. The decrease was due to weaker sales in both the North American commercial films and digital print finishing businesses due to continued softness in the publishing market and lower sales of capital-related equipment. The decline was somewhat offset by higher sales in the Group's European business. The Office Products Group's sales decreased by $21.6 million or 22.1% in the third quarter of 2001 compared to 2000, primarily due to lower sales of visual communications products (writing boards) to commercial customers, along with an expected decrease resulting from the Group's previously-announced decision to exit the sale of certain retail shredder products. Net sales in Europe remained relatively flat in the third quarter of 2001 when compared to the third quarter of 2000.

Gross Margins, Costs and Expenses

GBC's overall gross profit margin in the third quarter of 2001 decreased by 0.8 percentage points to 44.6%, compared to 45.4% in the third quarter of 2000, primarily due to lower gross profit margins in the Office Products Group. Despite lower sales volumes, each of the Company's other Operating Groups either improved gross profit margins or held them stable in the third quarter of 2001 compared to the prior year. Lower gross profit margins in the Office Products Group were due to a less favorable product mix and lower manufacturing volumes.

Selling, service and administrative expenses decreased $9.4 million or 11.0% in the third quarter of 2001 compared to 2000. The Office Products Group was the major contributor to the decrease in expenses primarily from lower program costs and selling expenses resulting from the lower level of sales. Selling, service and administrative expenses in the other segments were also lower due to close management of operating expenses. As a percentage of sales, selling, service and administrative expenses increased slightly to 38.5% in the third quarter of 2001 from 37.3% in 2000. The primary reason for this increase was the lower sales base in 2001.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring expenses, interest expense, and other income and expense.

	Operating Income Three months ended September 30,
	2001	2000
Document Finishing Group	$ 5,348	$ 6,529
Films Group	7,868	9,426
Office Products Group	4,702	9,078
Europe Group	(584)	(2,168)
Other (1)	(7,985)	(8,682)
Operating income	$ 9,349 =====	$14,183 =====

(1)   Other includes shared expenses not allocated to the specific segments, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for the third quarter of 2001 decreased 34.1% or $4.8 million compared to the third quarter of 2000. Operating income in the Document Finishing and Films Groups declined by $1.2 million (18.1%) and $1.6 million (16.5%), respectively. These declines were due primarily to the lower level of sales. The Office Products Group experienced a $4.4 million or 48.2% decrease in operating income during the third quarter of 2001 compared to 2000 due to lower sales volumes, unfavorable product mix, and the adverse effect of lower volumes on manufacturing efficiency. The Europe Group's operating loss decreased by $1.6 million or 73.1% compared to 2000 primarily due to lower operating expenses achieved in connection with restructuring activities.

Restructuring and Other

During the third quarter of 2001, GBC recorded a $1.0 million after-tax charge ($1.1 million pre-tax), or $.06 per share for restructuring expenses related to the shutdown of operations in Poland and workforce reductions in GBC's Document Finishing Group and Asia/Pacific operations. See Note 4 to the Condensed Consolidated Financial Statements.

Interest Expense

Interest expense decreased by $2.5 million to $8.9 million in the third quarter of 2001. The reduction in interest expense resulted from lower outstanding debt balances of approximately $52.7 million combined with lower market interest rates during the third quarter of 2001 compared to 2000.

Income Taxes

GBC's worldwide effective tax rate was a benefit of 15.0% for the third quarter of 2001 compared to an expense rate of 75.0% in 2000. The change in rate from 2000 to 2001 is due to the different jurisdictions in which GBC expects to generate earnings and losses during the current year. The rate is impacted by restructuring charges and the relatively low level of pre-tax earnings.

Net (Loss) Income

GBC incurred a net loss of $0.2 million for the third quarter of 2001 ($0.01 per share), compared to net income of $0.6 million in the third quarter of 2000 ($0.04 per share). Excluding the restructuring and other charges recorded during the third quarter of 2001 and 2000, earnings per share were flat at $0.06. The change in net income before other charges results from the lower level of sales and product mix issues, which was largely offset by lower interest expense.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Sales

Net sales for the first nine months of 2001 decreased 12.5% to $606.1 million, compared to the first nine months of 2000. Net sales by business segment are summarized below (000's omitted):

	Nine months ended September 30,
	2001	2000
Document Finishing Group	$149,865	$158,207
Films Group	118,613	128,736
Office Products Group	226,609	286,227
Europe Group	79,721	83,660
Other	31,291	35,731
Net sales	$606,099 ======	$692,561 ======

Sales for the Document Finishing Group decreased by $8.3 million or 5.3% during the first nine months of 2001 when compared to the first nine months of 2000. The decrease was primarily due to lower sales of capital related equipment. The Films Group's sales decreased by $10.1 million or 7.9% in the first nine months of 2001 when compared to 2000. The decrease was largely due to lower sales in the Group's North America commercial films businesses due to weakness in the publishing market. Weaker sales in the Group's Digital Print Finishing business were offset by higher sales in its European commercial films business. The Office Products Group's sales decreased by $59.6 million or 20.8% in the first nine months of 2001 when compared to 2000, primarily due to lower sales of visual communications products (writing boards) to commercial customers, along with expected declines resulting from the Group's previously-announced decision to exit the sale of certain retail shredder products. Net sales in Europe, after considering the impact of currency fluctuations, were roughly flat for the first nine months of 2001 when compared to the first nine months of 2000.

Gross Margins, Costs and Expenses

GBC's overall gross profit margin in the first nine months of 2001 decreased by 0.5 percentage points compared to the first nine months of 2000. Improved gross margins in the Office Products Group were largely offset by weaker margins in the Films Group. The Office Products Group's gross profit margins improved in 2001 due to savings realized from supply-chain initiatives and other cost management programs, which were partially offset by lower production levels. The Films Group's lower gross profit margins were attributable to market pricing pressures related primarily to softness in the publishing industry, as well as increases in raw material costs, and lower manufacturing volumes.

Selling, service and administrative expenses decreased 11.1% in the first nine months of 2001 when compared to 2000. Selling, service and administrative expenses decreased primarily due to lower program costs within the Office Products Group as a result of lower sales volumes. In addition, within the Office Products Group, selling expenses were down during the first nine months of 2001 compared to 2000 as many expenses were either adjusted to reflect the lower level of sales or are directly variable with sales. As a percentage of sales, selling, service and administrative expenses increased slightly in 2001 compared to 2000 due to the lower level of sales.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring expenses, interest expense, and other income and expense.

	Operating Income Nine months ended September 30,
	2001	2000
Document Finishing Group	$18,133	$20,074
Films Group	20,610	26,109
Office Products Group	13,997	21,841
Europe Group	(878)	(3,607)
Other	(26,587)	(24,741)
Operating income	$25,275 ======	$39,676 ======

Operating income for the first nine months of 2001 decreased 36.3% or $14.4 million compared to the first nine months of 2000. The Document Finishing Group experienced a decline in operating income due to the lower level of sales. As a percentage of sales, operating income for the Group was flat. Operating income for the Films Group, in both absolute dollars and as a percentage of sales, decreased due to market pricing pressures, higher raw material costs, and lower manufacturing volumes discussed above. The Office Products Group experienced an $7.8 million decrease in operating income during the first nine months of 2001 compared to 2000 due to the lower level of sales. The Europe Group's operating loss decreased by $2.7 million compared to 2000 primarily due to lower operating expenses.

Restructuring and Other

During the first nine months of 2001, GBC recorded a $3.0 million after-tax charge ($3.5 million pre-tax), or $.19 per share, for restructuring expenses related to: a) the closure of warehouse and administrative facilities in Germany; b) the shutdown of operations in Poland; and c) workforce reductions in the Company's Asia/Pacific operations and Document Finishing and Films Groups. During the first nine months of 2000, GBC recorded an after-tax restructuring charge of $0.3 million ($0.8 million pre-tax), or $0.02 per share, for expenses related to the restructuring of certain distribution operations in Europe (primarily employee severance costs). See Note 4 to the Condensed Consolidated Financial Statements.

During the first nine months of 2001, administrative expenses in the Corporate office were higher due to other charges of $4.5 million, primarily related to contractual severance payments and other benefits to be paid to GBC's former CEO, transition expenses for GBC's new Chairman, and severance costs to be paid to the Company's former CFO. In the first nine months of 2000, GBC recorded $2.9 million in expenses related to the supply chain initiatives in the Office Products Group and strategic consulting services.

Interest Expense

Interest expense decreased by $5.8 million to $28.7 million in the first nine months of 2001. The reduction in interest expense resulted from lower outstanding debt balances of approximately $58.7 million combined with lower market interest rates during the first nine months of 2001 compared to 2000.

Income Taxes

GBC's worldwide effective tax rate was a benefit of 15.0% for the first nine months of 2001, compared to an expense rate of 70.0% in 2000. The 2001 effective tax rate reflects the current estimate of GBC's overall effective tax rate for the current year. The change in the rate from 2000 to 2001 is due to the jurisdictions in which GBC expects to generate earnings and losses during the current year. The rate is impacted by restructuring charges and the relatively low level of pre-tax earnings.

Net (Loss) Income

GBC reported a net loss of $5.7 million for the first nine months of 2001 ($0.36 per diluted share) compared to net income of $0.9 million ($0.06 per diluted share) reported in the first nine months of 2000. Excluding the restructuring and other charges recorded during the first nine months of 2001 and 2000, earnings per share were $0.09 and $0.13, respectively. The change in net income before other charges is due to reduced operating income resulting from the lower level of sales and gross profit achieved by certain business units.

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

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility") and amended and restated on November 12, 1999 with a group of international institutions which provides for up to $410 million of revolving credit borrowings through January 13, 2002. GBC is currently in negotiations seeking an amendment to extend the maturity date of the Revolving Credit Facility. Management believes, but there can be no assurance, that the Company will be able to negotiate an extension to the Revolving Credit Facility that will provide it with satisfactory liquidity to meet currently anticipated operating and capital requirements. Any amendment would likely have a reduced commitment amount, higher interest rate spreads and other terms commensurate with GBC's credit profile. Outstanding borrowings under the Revolving Credit Facility totaled $204.6 million at September 30, 2001.

Under the most restrictive covenant of the Revolving Credit Facility, GBC is required to meet specified leverage and interest coverage ratios for each fiscal quarter. The amendment and restatement also provided for more flexible covenants regarding net worth levels, the pledging of substantially all of the assets of General Binding Corporation and its domestic subsidiaries as collateral, and increases in interest rate spreads payable under the facility, which vary depending upon the financial performance of the Company. In addition, there are certain restrictions on dividend payments, additional indebtedness, investments and capital expenditures. GBC was in compliance with all covenants as of September 30, 2001.

Cash provided by operating activities was $34.9 million for the nine months ended September 30, 2001, compared to $47.5 million for 2000. Included in the results of 2000 was an income tax refund of approximately $17.0 million. The improvement in operating cash flows, excluding the tax refund, was primarily due to improvements in working capital management.

Net cash used in investing activities was $9.5 million during 2001, as compared to $12.3 million in 2000. A reduction in capital expenditures in 2001 ($9.6 million) compared to 2000 ($12.7 million) accounted for the change.

Net cash used in financing activities was $30.6 million during 2001, as compared to $42.2 million during 2000. During 2001, cash generated from operating activities was used to repay borrowings under GBC's Revolving Credit Facility of approximately $29.8 million as compared to repayments of $37.8 million in 2000. Currently, GBC is restricted from paying dividends under the terms of its Revolving Credit Facility, and therefore no dividends were paid during the nine months ended September 30, 2001 and 2000.

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

In July 2000, the EITF reached a final consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This consensus specifies when companies are required to record the cost of certain sales incentives and how the costs should be classified in the income statement. Currently GBC records the costs of certain sales incentives as selling expenses in its income statement. Such incentives include volume rebates, slotting fees, catalog placement fees, cooperative advertising arrangements and other programs. The impact of this change in accounting will result in a reduction in GBC's revenues and selling expenses. There would be no change to operating income; however, operating margins will increase. GBC will be required to implement EITF 00-14 during the first quarter of 2002. The amount of the reclassification has not been quantified.

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

In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. GBC will be required to implement SFAS No. 142 starting in January 2002. Implementation of this standard will result in the elimination of approximately $10.7 million annually of amortization expense of goodwill and related intangible assets. However, the amount of any potential impairment has not been quantified.

Forward Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products, document finishing and film lamination products markets, the effects of economic conditions, the issues associated with the restructuring of certain of GBC's operations, the ability of GBC's distributors to successfully market and sell the Company's products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.

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

November 9, 2001