Form 10-K
period 2001-12-31
GENERAL BINDING CORP
filed 2002-03-25
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

(     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-2604
GENERAL BINDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0887470
(State of Incorporation)	(I.R.S. Employer Identification No.)
One GBC Plaza, Northbrook, Illinois	60062
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code)	(847) 272-3700

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Name of each exchange
Title of each class	on which registered
Common Stock, $0.125 par value	NASDAQ
Class B Common Stock, $0.125 par value	-
Senior Subordinated Notes, due 2008	-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2002, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $76,392,149. (Estimated solely for the purpose of completing this cover page.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	February 28, 2002
Common Stock, $0.125 par value	13,405,832
Class B Common Stock, $0.125 par value	2,398,275
Documents Incorporated by Reference	Where Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002	Parts III and IV

General Binding Corporation and Subsidiaries
Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K
Table of Contents

Part I.

Item 1. Business

General Development and Description of Business and Segment Information

General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or the "Company"), are engaged in the design, manufacture and distribution of branded office equipment, related supplies and laminating films. GBC is organized into four primary business groups, with each group comprised of similar products and services. The Office Products Group's major products include desktop binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories. The Films Group's primary products include thermal laminating and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, and large-format digital print laminators. The Document Finishing Group's major products include binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Europe Group distributes the Office Products and Document Finishing Groups' products to customers in Europe. The Company's products are either manufactured in one of the GBC's 16 plants located throughout the world or sourced from third parties. GBC products and services are sold through the Company's direct sales force, telemarketing personnel and internet portals; as well as distributors, office product superstores, wholesalers, contract/commercial stationers and other retail dealers.

The following table summarizes the percentage of revenue derived from the sale of office equipment and supplies and service for the last three fiscal years:

	2001	2000	1999
Office equipment	42%	47%	45%
Related supplies and service	58%	53%	55%

Financial information by business group and geographical area is included in Note 11 to the Consolidated Financial Statements.

Competition

GBC's products and services are sold in highly competitive markets. The Company believes that the principal points of competition in its markets are product and service quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness and completeness of delivery and quality of post-sale support. Competitive conditions often require GBC to match or better competitors' prices to retain business or market share. The Company believes that it can maintain or and improve its competitive position through continued investment in manufacturing, quality standards, marketing and customer service and support. However, there can be no assurance that GBC will have sufficient resources to continue to make such investments or that it will be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for many of GBC's products and services.

Certain of GBC's current and potential competitors may have greater financial, marketing and research and development resources than GBC.

Dependence on Major Customers

No single customer accounted for more than 10% of GBC's net sales in 2001. GBC does, however, have certain major customers. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

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

Dependence on Certain Manufacturing Sources

GBC relies on GMP Co. Ltd. ("GMP"), in which the Company holds an equity interest of approximately 20%, as its sole supplier of many of the laminating machines it distributes. GBC has a long-term supply contract with GMP. However, there can be no assurance that GMP will be able to perform any or all of its contractual obligations to the Company. GMP's equipment manufacturing facility is located in the Republic of Korea, and its ability to fulfill GBC's requirements for laminating machines could be affected by economic, political and governmental conditions in that country and in other parts of Asia. Although GBC believes alternative suppliers could be found, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. There can be no assurance that GBC would be able to find an alternative supplier or suppliers on a timely basis or on favorable terms. Any material disruption in GBC's ability to deliver orders for laminating machines on a timely basis could have a material adverse effect on GBC's reputation with customers and its financial position or results of operations.

Risks Associated with International Operations

GBC has significant operations outside the United States. Approximately 33% of GBC's 2001 revenues were from international sales. GBC's international operations may be significantly affected by economic, political and governmental conditions in the countries where GBC has manufacturing facilities or where its products and services are sold. In addition, changes in economic or political conditions in any of the countries in which GBC operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of GBC or expropriation of the Company's assets. GBC's operations and financial position may also be adversely affected by significant fluctuations in the value of the United States dollar relative to international currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Environmental Matters

GBC and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often. Capital and operating expenses required to comply with Environmental Laws can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws, such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as "Superfund"), in the

United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water, buildings, and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by GBC, as well as at properties the Company currently owns and operates, and properties to which hazardous substances were sent by GBC, may result in liability for the Company under Environmental Laws. As a manufacturer, GBC has an inherent risk of liability under Environmental Laws both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. There can be no assurance that the costs of complying with Environmental Laws, any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on the Company's financial position or results of operations.

Research and Development

Research and development expenditures amounted to approximately $7,769,000 in 2001, $7,496,000 in 2000, and $7,399,000 in 1999. All research has been funded by GBC.

Employees

As of December 31, 2001, GBC employed approximately 4,490 people worldwide. Employee relations are considered to be excellent.

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

Major manufacturing and distribution is conducted at the following locations:

		Approximate Area in Thousand Sq. Ft.
Location		Manufacturing	Distribution	Ownership
Booneville, Mississippi (3)	Manufacturing/Distribution	770	161	Owned/Leased
Hanover Park, Illinois (1),(2)	Distribution	-	105	Leased
Addison, Illinois (2)	Manufacturing/Distribution	95	27	Owned/Leased
Pleasant Prairie, Wisconsin (1),(3)	Manufacturing	100	-	Leased
Pleasant Prairie, Wisconsin (1),(3)	Manufacturing	56	-	Leased
Basingstoke, England (4)	Distribution	-	80	Leased
Buffalo Grove, Illinois (1),(3)	Manufacturing	83	-	Leased
Arcos de Valdevez, Portugal (3) (4)	Manufacturing	68	-	Owned
Lincolnshire, Illinois (1)	Manufacturing	71	-	Leased
Nuevo Laredo, Mexico (1),(3)	Manufacturing	85	-	Leased
Asan, Korea (2)	Manufacturing	33	-	Owned
Kerkrade, Netherlands (2)	Manufacturing/Distribution	39	42	Owned
Hagerstown, Maryland (2)	Manufacturing	33	-	Owned
Amelia, Virginia (1)	Manufacturing	26	-	Owned
Madison, Wisconsin (2)	Manufacturing	36	-	Leased
Tornaco, Italy (2) (4)	Manufacturing/Distribution	59	3	Leased
Vaughn, Canada (3)	Distribution	-	58	Leased
Don Mills, Ontario, Canada (1)	Manufacturing/Distribution	15	25	Leased
Born, Netherlands (4)	Distribution	-	65	Leased
Dublin, Ireland (4)	Manufacturing/Distribution	26	-	Leased
Regents Park, Australia (5)	Distribution	-	43	Leased
Crescent, Singapore (5)	Distribution	-	16	Leased

(1) Document Finishing Group, (2) Films Group, (3) Office Products Group, (4) Europe Group, (5) Far East Operations

Item 3. Legal Proceedings

GBC is not a party to any material pending legal proceedings, and neither GBC nor any of its officers or directors are aware of any material contemplated proceeding.

Item 4. Submission of Matters to a Vote of Security Holders during the Fourth Quarter of 2001

None.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Principal Market and Price Range

The following table shows the range of closing prices for GBC's Common Stock, $0.125 par value, as quoted on the NASDAQ National Market System for the calendar quarters indicated below:

	Share Prices
	2001			2000
	High	Low	Close	High	Low	Close

First quarter	$9.81	$6.50	$8.50	$11.63	$6.75	$9.56
Second quarter	11.25	7.20	10.60	10.13	6.63	6.68
Third quarter	14.00	10.31	11.10	9.50	7.25	7.38
Fourth quarter	12.91	7.30	12.91	8.50	5.25	6.75

Approximate Number of Equity Security Holders
Title of Class	Number Shareholders of Record as of February 28, 2002

Common Stock, $0.125 par value	683*
Class B Common Stock, $0.125 par value	1

    *     Per the latest report from the Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one shareholder of record.

Dividends Paid

As discussed in Note 6 to the Consolidated Financial Statements, GBC amended and restated its Revolving Credit Facility in the fourth quarter of 1999 and again in January 2002. Under the terms of the amended and restated Revolving Credit Facility, GBC is restricted from paying dividends until the maturity date of the facility in 2004.

Item 6. Selected Financial Data

(000 omitted except per share and ratio data):

	2001	2000	1999	1998	1997
Net Sales (1)	$ 784,257	$ 910,799	$ 912,150	$ 933,062	$ 770,001
Net (loss) income	(19,471)	2,433	(56,676)	23,792	28,667
Net (loss) income per Common Share (2)
Basic	$ (1.24)	$ 0.15	$ (3.60)	$ 1.51	$ 1.82
Diluted	(1.24)	0.15	(3.60)	1.50	1.80
Cash Dividends declared per Common Share (2)	-	-	0.30	0.45	0.44
Capital expenditures	14,897	19,609	22,823	29,926	29,619
Current assets	305,052	320,625	359,033	398,643	327,745
Current liabilities	139,729	161,300	168,727	157,218	152,102
Working capital	165,323	159,325	190,306	241,425	175,643
Current ratio	2.2	2.0	2.1	2.5	2.2
Total assets	$ 719,170	$ 761,308	$ 822,492	$ 885,838	$ 692,914
Long-term debt	410,668	397,005	454,459	490,591	324,070
Stockholders' equity	123,855	147,679	149,611	203,187	191,043
  GBC adopted EITF 00-10, "Accounting for Shipping and Handling Fees", in 2000 by restating financial statements beginning in 1998. Restating financial statements prior to 1998 was determined to be impractical.
  Amounts represent per share amounts for both Common Stock and Class B Common Stock.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                 of Operations

Overview

GBC is engaged in the design, manufacture and distribution of office equipment, related supplies and laminating films. The Company's operations are organized among four primary business groups: Document Finishing, Films, Office Products, and Europe. The Groups' revenues are primarily derived from:

            Document Finishing
                  Products                                                                   Customers/Channels
                  *Binding and punching equipment                             *Direct (approximately 60%)
                  *Binding supplies                                                     *Indirect (approximately 40%)
                  *Custom and stock binders and folders
                  *Maintenance and repair services

            Films Group
                  Products                                                                   Customers/Channels
                  *Thermal and pressure sensitive-laminating films        *Primarily direct
                  *Mid-range and commercial high-speed laminators
                  *Large-format digital print laminators

            Office Produts Group
                  Products                                                                   Customers/Channels
                  *Visual communication products                               *Indirect
                  *Desktop binding and laminating machines
                  *Binding and laminating supplies
                  *Desktop accessories and document shredders

             Europe Group
                  Products                                                                   Customers/Channels
                  *The Europe Group distributes the Office Products'  *Indirect (approximately 70%)
                    and Document Finishing Groups' products to           *Direct (approximately 30%)
                    Customers in Europe.

The Document Finishing and Films Groups' products and services are primarily sold to the general office markets, commercial reprographic centers, educational and training markets, commercial printers and government agencies. The Office Product Group's products are sold through indirect channels including office products superstores, contract/commercial stationers, wholesalers, mail order, and retail dealers.

Between 1995 and 1998, GBC grew rapidly through a series of acquisitions. While the acquired entities contributed a significant amount of revenue to GBC, they also added infrastructure and financial stress. Further, integration of the acquisitions proved more difficult than management expected. Recognizing these issues, in 1999, the Company began implementation of a multi-phase process with the goal of returning GBC to long-term profitability. The first phase of the program included rationalization of SKU's and facilities, as well as headcount reductions. In 2000, GBC's operating income, EBITDA and debt position improved significantly. While the overall economic environment had a negative impact on the Company's results in 2001, GBC management continued to move forward with Phase II of the profit improvement program. In the fourth quarter of 2001, after a comprehensive six-month operational review, the Company launched its "Operational Excellence Program." This program is based upon a continuous improvement process which uses the "80/20 principles" of simplification, segmentation and intense focus. This program will include a continuation of the successful SKU rationalization and supply chain management programs along with further rationalization of facilities and personnel.

Financial Results - 2001 Compared to 2000

Sales

GBC reported 2001 net sales of $784.3 million, a decrease of 13.9% from 2000. The Company's sales have been negatively impacted by weak economic conditions in the United States. Net sales by business segment are summarized below (000 omitted):

	Year ended December 31,
	2001	2000
Document Finishing Group	$194,943	$208,589
Films Group	150,797	167,513
Office Products Group	292,836	377,933
Europe Group	105,437	110,792
Other	40,244	45,972
Net Sales	$784,257	$910,799
	=======	=======

Sales for the Document Finishing Group decreased by $13.6 million or 6.5% in 2001 when compared to 2000. Approximately half of the sales decline resulted from lower sales of equipment as customers reduced capital-related spending. The remainder of the decline was in supply items which were affected by the Company's prior decision to reduce the compensation of its sales force for supply sales. The Films Group's sales decreased by $16.7 million or 10% in 2001. The decrease was primarily due to lower sales of commercial laminating films to the Group's North America publishing industry customers, along with weakness in the Group's digital print finishing business. Sales to publishing customers were negatively impacted by continued weak industry demand. The digital print finishing business was affected by lower spending for advertising, trade shows, and media presentations. The weakness experienced in the North American publishing and digital print finishing business was somewhat offset by higher sales in the Films Group's European commercial films business which increased 14%. The Office Products Group's sales decreased by $85.1 million or 22.5% in 2001 when compared to 2000, primarily due to lower sales of visual communications products (writing boards, bulletin boards, and easels) to commercial customers. The demand for such products often tracks the office furniture market which experienced similar sales declines in 2001. In addition, of the $85.1 million decline, approximately $26 million of the decline was due to the Group's previously-announced decision to exit from the sale of certain retail shredder and writing board products. The Group exited the sale of such products because the products did not meet profitability targets. Net sales in Europe, after considering the impact of currency fluctuations, were roughly flat in 2001 when compared to 2000. The decrease in sales of the Other segment was primarily due to currency fluctuations in the Asia/Pacific countries.

Gross Margins, Costs and Expenses

The Company's overall gross profit margin percentage in 2001 was 44.5% (excluding inventory rationalization and write-down charges), compared to 44.9% in 2000. Despite significantly reduced manufacturing volumes, and with the exception of the Films Group, the gross profit margin percentage in each Group was either flat or up slightly in 2001 compared to 2000. This was achieved through continued implementation of supply-chain and other cost management programs, along with effective scaling of manufacturing to meet demand. Gross profit margins were negatively impacted in the Films Group as a result of market pricing pressures and lower manufacturing volumes.

During 2001, GBC recorded inventory rationalization and write-down charges of $8.8 million. These charges relate to the continuation of GBC's product line rationalization and efforts to reduce the number of SKU's offered. Three of the Company's business groups accounted for the majority of the charges: Document Finishing ($3.1 million), Office Products ($1.8 million), and Europe ($3.8 million).

Total selling, service and administrative expenses decreased 10.3% in 2001 compared to 2000. Selling, service and administrative expenses decreased primarily due to lower program costs within the Office Products Group as a result of lower sales volumes. In addition, within the Office Products Group, selling expenses were down during 2001 compared to 2000 as many expenses were either adjusted to reflect the lower level of sales or are directly variable with sales. As a percentage of sales, selling, service and administrative expenses increased 1.6 percentage points to 38.8% in 2001 compared to 2000 due to the lower level of sales.

Restructuring and Other

In connection with the Operational Excellence Program and other activities, GBC recognized restructuring and other expenses in both 2001 and 2000.

Restructuring activities in 2001 resulted in a $5.8 million after-tax charge ($7.3 million pre-tax), or $0.37 per share, for expenses related to: a) the closing of manufacturing, warehouse and administrative facilities in Ashland, Mississippi, Germany, and Mexico; b) the shutdown of operations in Poland; c) facility reductions in Amelia, Virginia and the United Kingdom; and d) workforce reductions in the Company's Asia/Pacific, Europe, Document Finishing, and Films Groups. During 2000, GBC recorded an after-tax restructuring charge of $0.3 million ($0.8 million pre-tax), or $0.02 per share, for expenses related to the restructuring of certain distribution operations in Europe (primarily employee severance costs). See Note 4 to the Condensed Consolidated Financial Statements for more information on restructuring charges.

During 2001, GBC incurred other unusual charges of $6.2 million, primarily related to contractual severance payments and other benefits to be paid to GBC's former CEO ($2.4 million), a signing bonus and other transition expenses for GBC's new Chairman and CEO ($1.6 million), and severance costs to be paid to the Company's former CFO and others ($1.1 million). In addition, GBC recorded a $1.1 million non-cash loss on the sale of the assets of its New Zealand operations. In 2000, GBC recorded $3.7 million in expenses related to its supply chain initiatives in the Office Products Group and Corporate strategic consulting services. These items were classified as "Other" in the income statement and are included as a component of operating income presented below.

See note 4 to the Consolidated Financial Statements for more information on restructuring and other charges.

Operating Income

Operating income has been impacted by inventory rationalization and write-downs and other charges as follows (000's omitted):

	Included in Operating Income Year Ended December 31,

	2001	2000
Document Finishing Group	$ 3,085	$ -
Films Group	404	-
Office Products Group	4,530	1,960
Europe Group	4,146	-
Other	5,580	1,700
	$17,745	$ 3,660
	======	======

Operating income for GBC's business segments is summarized below (000 omitted). This presentation of operating income excludes restructuring, interest expense, and other income and expense.

	Operating Income
	Year ended December 31,
	2001	2000
Document Finishing Group	$18,979	$26,188
Films Group	25,455	34,403
Office Products Group	13,562	30,526
Europe Group	(4,568)	(3,854)
Other (1)	(34,331)	(32,014)
Operating income	$19,097	$55,249
	======	======

                               (1)     "Other" includes shared expenses not allocated to the specific segments, unallocated goodwill amortization, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Including the charges discussed above, operating income for 2001 decreased 65% or $36.2 million compared to 2000. The Document Finishing Group experienced a decline in operating income, in both absolute dollars and as a percentage of sales, due to the lower level of sales and the inventory rationalization and write-down charges. Operating income for the Films Group, in both absolute dollars and as a percentage of sales, decreased due to market pricing pressures, higher raw material costs, and lower manufacturing volumes. The Office Products Group experienced a $17.0 million decrease in operating income during 2001 compared to 2000 due to the lower level of sales and inventory charges. Excluding the inventory charges, Europe essentially broke even in 2001 due to substantially lower operating costs resulting from the 1999 and 2000 restructurings. The change in "Other" operating income is primarily due to the higher level of expenses in 2001 (e.g. CEO transition, severance, and New Zealand) as discussed above.

Interest Expense

Interest expense decreased by $8.4 million to $37.2 million in 2001 compared to 2000. The reduction in interest expense resulted from lower average outstanding debt balances of approximately $50 million combined with lower market interest rates during 2001 and an average lower interest rate spread on the Company's primary revolving credit facility.

Other (Income) Expense

Other income was $1.0 million in 2001 compared to expense of $2.1 million during 2000. The difference primarily relates to lower foreign exchange losses and higher interest income during 2001 compared to 2000.

Income Taxes

GBC's worldwide effective tax rate was a benefit of 19.9% in 2001, compared to an expense rate of 64.0% in 2000. The change in the rate from 2000 to 2001 is due to the jurisdictions in which GBC generated earnings and losses during the current year. The rate was significantly impacted by restructuring and other special charges incurred in 2001 and the relatively low level of pre-tax earnings in 2000. See Note 10 to the Consolidated Financial Statements for more details.

Net (Loss) Income

GBC reported a net loss of ($19.5) million in 2001 [$(1.24) per diluted share] compared to net income of $2.4 million [$0.15 per diluted share] reported in 2000. Excluding the impact of restructuring and other special charges recorded during 2001 and 2000, earnings per share were $0.03 and $0.25, respectively. The change in net income before other charges is due to reduced operating income resulting from the lower level of sales and gross profit achieved by certain business units which was partially offset by lower interest expense. A reconciliation of basic EPS to EPS before restructuring and other special charges is as follows:

	2001	2000
Net (loss) income per share (basic)	$(1.24)	$0.15
Inventory rationalization and write-down charges (1)	0.58	-
Restructuring (2)	0.37	0.02
Other charges (3)	0.32	0.08
Net income per share, before special items	$0.03	$0.25
	====	====

Notes:

    Represents costs associated with reducing and rationalizing the Company's SKU offerings. Expenses were recorded in cost of sales to reflect the estimated net realizable value of SKUs to be eliminated, along with a reduction to sales for expected product returns.
    Restructuring charges are primarily related to facility closures in Ashland, Mississippi, Germany, Mexico, and Poland; and facility reductions in Amelia, Virginia, and the United Kingdom. The charges are primarily related to severance payments and asset write-downs.
    For 2001, "Other charges" primarily relate to costs associated with the Company's CEO transition (e.g. severance to the former CEO, signing bonus to the new CEO, etc.) along with severance payments outside of the restructuring programs. For 2000, other charges primarily relate to expenses associated with Corporate strategic consulting and supply-chain management consulting.

Financial Results - 2000 Compared to 1999

Sales

GBC reported 2000 net sales of $910.8 million, approximately flat with 1999. Sales in 2000 were significantly impacted by the weak Euro vs. the US dollar, the exiting of manufacturing of visual communications products in the UK, and changes in the fiscal reporting periods during 1999 for certain international subsidiaries (as discussed in Note 1 (a) to the consolidated financial statements). Excluding the impact of the above items, net sales in 2000 increased by approximately 5.0% over 1999. Net sales by business segment are summarized below (000 omitted):

	Year ended December 31,
	2000	1999
Document Finishing Group	$208,589	$210,145
Films Group	167,513	165,014
Office Products Group	377,933	349,949
Europe Group	110,792	141,090
Other	45,972	49,952
Net Sales	$910,799	$912,150
	======	======

Sales for the Document Finishing Group decreased by 0.7% in 2000 when compared to 1999. The decrease was due to lower sales in the domestic binding business as a result of low productivity in the direct sales force related to less-experienced sales personnel hired during the year. These decreases were partially offset by higher service revenues, increased dealer sales and an increase in sales of the Group's Mexican operations of approximately 15%. Sales in Mexico were impacted by the stronger Mexican Peso in 2000; excluding the impact of currency, sales in Mexico would have increased approximately 11.0%. The Films Group's sales increased by $2.5 million or 1.5% in 2000 when compared to 1999.  The sales increases were primarily due to higher volumes of laminating films in both the commercial and digital print finishing businesses. The Office Products Group's sales increased by $28.0 million or 8.0% in 2000 when compared to 1999. Excluding the impact of a higher level of customer returns in 1999, sales increased approximately 5.0%. The level of customer returns experienced during 1999 were above historical levels primarily as a result of changes to retail merchandising displays (Plan-O-Grams) and products during that period. Greater sales of writing boards and other visual communications products to the Group's commercial customers (wholesaler/distributor and contract stationers) was the primary driver behind the increased sales volumes. Net sales in Europe decreased by $30.3 million or 21.5% in 2000 when compared to 1999. Sales were significantly impacted by weaker exchange rates in the European currencies, the change in fiscal reporting in 1999 for certain European subsidiaries, and the decision to exit from certain unprofitable visual communications product lines in the United Kingdom. Excluding the impact of the aforementioned events, sales in Europe increased approximately 3.0% compared to the prior year.

Gross Margins, Costs and Expenses

The gross profit margin percentage in 2000 was 44.9%, a 3.5 percentage point increase compared to the Company's 41.4% gross profit margin percentage in 1999. With the exception of the Films Group, where gross profit margins were essentially flat in 2000 compared to 1999, margins increased in each of the Company's operating groups in 2000. The Document Finishing Group's gross profit margin percentage benefited from a program targeted to increase the price yield on product sales. Implementation of an extensive supply chain initiative improved the margins in the Office Products Group, which also benefited from a lower level of customer returns and manufacturing cost savings. Additionally, the Office Products Group had a favorable mix of higher-margin visual communications products in 2000. In Europe, the decision to exit the manufacturing of visual communications products favorably impacted the Group's gross profit margin.

Selling, service and administrative expenses increased 0.7% in 2000 compared to 1999. Expenses increased in the Document Finishing Group primarily due to the planned build-up and training of the direct sales force. Cost savings initiatives helped decrease expenses in the Films group. Within the Office Products Group, on an absolute dollar basis, spending on customer rebate and allowance programs increased as a result of the higher sales level; spending on such programs also increased slightly as a percentage of sales in 2000. In Europe, selling, service and administrative expenses declined significantly due to the lower level of sales and the weakened European currencies. As a percentage of sales, expenses in Europe declined modestly due to the restructuring efforts initiated beginning in 1999 and continuing into 2000. Corporate administrative expenses increased in 2000 due to higher compensation expenses resulting from the achievement of bonus targets as well as planned higher spending on information systems (including e-commerce) projects.

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

Write-down of Intangible and Long-lived Assets

During 1999, GBC recorded a provision of $8.5 million to write down intangible and long-lived assets, representing the write-off of goodwill associated with the Allfax acquisition which was completed in January 1998 along with the write-down of certain capital assets to their net realizable value.

Restructuring and Other Expenses

During 2000, GBC recorded a $0.8 million restructuring charge related to the final phase of the restructuring program initiated in 1999. In addition, $3.7 million of other expenses related to supply chain management and strategic consulting projects was recognized.

Operating Income

Operating income for GBC's business segments is summarized below (000 omitted). This presentation of operating income excludes restructuring expenses, interest expense, and other income and expense.

	Operating Income
	Year ended December 31,
	2000	1999
Document Finishing	$26,188	$25,066
Films Group	34,403	31,928
Office Products Group	30,526	14,649
Europe Group	(3,854)	(15,897)
Other (1)	(32,014)	(47,781)
Operating income	$55,249 ======	$ 7,965 ======

                                    (1)     "Other" includes shared expenses not allocated to the specific segments, unallocated goodwill amortization, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for 2000 increased $47.3 million compared to 1999. This comparison is significantly impacted by the $22.1 million of inventory rationalization and write-down charges recorded in 1999. Excluding the impact of these charges ($3.9 million), operating income in the Document Finishing Group was lower due to the fact that the improvement in gross profit margins was not enough to overcome the increase in selling, general and administrative expenses. Operating income for the Films Group was favorably impacted by higher sales along with lower selling, service and administrative costs. Excluding inventory rationalization and write-down charges, operating income in the Office Products Group increased $10.5 million as a result of the higher sales level and improved gross profit margins which more than offset slightly higher customer program costs along with higher administrative expenses. Costs incurred to exit the visual communications business in the United Kingdom, and inventory rationalization and write-down charges totaled $8.4 million in Europe. Excluding the impact of these charges, Europe's operating loss was reduced by $3.7 million to $3.9 million during 2000. Compared to 1999, the most significant reason for the reduced European loss was the exiting of the visual communications business in the United Kingdom. Excluding $4.0 million of inventory rationalization and write-down charges, the operating loss for the Other category was unfavorably impacted in 2000 by higher expenses related to information systems, compensation programs, and consulting fees as discussed above.

Interest Expense

Interest expense in 2000 was approximately flat compared to 1999. Average outstanding borrowings during 2000 were approximately $70.9 million lower than in 1999 as a result of repayments made throughout 2000. Lower interest expense resulting from the lower outstanding balances was offset by higher market interest rates during 2000, as well as higher interest rate spreads during 2000 resulting from the amendment of GBC's primary revolving credit facility in the fourth quarter of 1999.

Other Expense

Other expense was $2.1 million in 2000 compared to income of $0.6 million during 1999. The difference primarily relates to lower interest income during 2000, non-cash losses on the disposal of capital assets, and foreign exchange losses during 2000 compared to foreign exchange gains experienced during 1999.

Income Taxes

GBC's worldwide effective income tax rate was 64.0% in 2000, compared to a benefit of 13.1% in 1999. The high effective tax rate in 2000 was due to an unfavorable mix of earnings and losses among GBC's foreign subsidiaries, and it was also impacted by the level of pretax earnings. The effective rate in 1999 results from the taxing jurisdictions in which the operating losses and special charges were generated, as well as certain operating losses which were not benefited as their realizability was considered to be unlikely. See Note 10 to the Consolidated Financial Statements for more details.

Net Income (Loss)

Net income, excluding expenses totaling $5.1 million before taxes [or $0.12 per diluted share] for special charges related to restructuring programs, consulting projects and non-cash losses on asset dispositions, was $4.3 million [or $0.25 per diluted share] in 2000. Comparable net income for 1999 was a loss of ($13.0 million) [or $0.83 per diluted share]. Net income after charges was $2.4 million [or $0.15 per diluted share], compared to a loss of ($56.7) million [or $3.60 per diluted share] in 1999.

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

GBC had access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Revolving Credit Facility"or "Facility") and initially amended and restated on November 12, 1999 with a group of international institutions which provided for up to $410 million of revolving credit borrowings through its maturity date of January 13, 2002. Outstanding borrowings under the Revolving Credit Facility totaled $249.5 million at December 31, 2001. Offsetting a portion of these borrowings at December 31, 2001 were cash and short-term investments totaling $59.9 million.

Effective January 11, 2002, GBC further amended and restated the Revolving Credit Facility. The size of the Facility was reduced by $120 million, from $410 million to $290 million, and is comprised of a $90 million multicurrency revolving credit facility and term loans totaling $200 million. The maturity date of approximately $250 million of the Facility was extended until January 13, 2004, and the maturity date on approximately $40 million of the term loans has been extended to July 13, 2004. The Facility also provides for significantly higher interest rates than those payable under the previous facility, a reflection of current bank credit market conditions and the extended maturity. Interest rates on the facility are set at LIBOR plus 7%, except the term loans expiring on July 13, 2004 which carry a rate of LIBOR plus 8%. GBC has entered into interest rate swap agreements to hedge a portion of its LIBOR ("floating rate") interest exposure under the Facility. As of December 31, 2001, approximately $110 million of borrowings under the Facility were hedged. The one month LIBOR rate at December 31, 2001 was approximately 1.86%. A significant increase in LIBOR would result in increased interest expense on the unhedged portion of GBC's floating-rate debt.

As a result of the amendment and restatement of the Revolving Credit Facility in January 2002, GBC is subject to certain financial covenants beginning with the first quarter of 2002. Under the most restrictive covenants, GBC must meet certain minimum EBITDA targets, as well as leverage and interest coverage hurdles. In addition, future credit availability will be based on a "Borrowing Base" comprised of certain of its trade receivables and inventory. There will also continue to be restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Substantially all of the assets of General Binding Corporation and its domestic subsidiaries remain pledged as collateral, as well as a portion of the equity in certain foreign subsidiaries.

The most restrictive covenants under the Revolving Credit Facility require the Company to meet the following targets and ratios:

  Minimum EBITDA Levels:

EBITDA is generally defined in the Facility as earnings before interest, taxes, depreciation and amortization. The Facility also provides for the addback of certain expenses (defined as 80/20 programs) incurred by the Company to execute its Operational Excellence Program. The Facility requires that GBC achieve a minimum cumulative trailing four quarter EBITDA of $70 million as of the end of each quarter ending March 31, 2002 through September 30, 2002, and $75 million as of the end of each quarter thereafter.

  Minimum Leverage Ratios:

There are two leverage ratio tests under the Facility. These ratios are computed by dividing the cumulative four quarter trailing EBITDA into the Company's total outstanding borrowings and its senior borrowings.

The Facility requires that GBC's leverage not exceed ratios as of the end of each quarter no higher than:

	Total Debt	Senior Debt
Q-1 2002	5.50 to 1	3.75 to 1
Q-2 and Q-3 2002	5.50 to 1	3.50 to 1
Q-4 2002	5.00 to 1	3.25 to 1
Q-1 2003	5.00 to 1	3.00 to 1
Q-2 and Q-3 2003	4.75 to 1	2.75 to 1
Thereafter	4.25 to 1	2.50 to 1
  Maximum Interest coverage ratio:

Interest Coverage is defined under the Facility as the cumulative trailing four quarter EBITDA divided by interest expense. As of the end of each quarter, GBC must maintain a ratio higher than 1.5 to 1 until the maturity date.

As of December 31, 2001, GBC was in compliance with all covenants under the Revolving Credit Facility.

The Company expects to remain in compliance with the covenants under the Revolving Credit Facility based upon its current financial forecast. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions and that certain objectives of the Operational Excellence Program will be achieved. If the economic prospects in the economies in which GBC does business and/or certain goals and objectives of the Operational Excellence Program are not met, it is possible that the Company will fail one or more of its covenants. If GBC was unable to obtain an amendment to the facility or a waiver of any covenant violation(s), the Company's liquidity would be adversely impacted to a significant degree.

The Revolving Credit Facility includes a $90 million multicurrency borrowing Facility that GBC uses to fund its working capital requirements. The Company's borrowing capacity under the Facility is limited by a "Borrowing Base." The "Borrowing Base" is generally computed as 85% of eligible trade receivables and 50% of eligible inventory. Eligible receivables are generally defined as current domestic and Canadian receivables, and eligible inventory is generally defined as inventory owned by GBC's domestic and Canadian operations. At December 31, 2001, GBC's "Borrowing Base" was adequate to support expected future working capital requirements. If, however, there were to be a significant deterioration in the quality of GBC's eligible receivables or inventory there can be no assurance that adequate liquidity would be available under the Revolving Credit Facility.

Cash provided by operating activities was $50.8 million for the year ended December 31, 2001, compared to $75.0 million for 2000. The most significant item impacting cash flows from operations were net income tax refunds of $18.2 million received in 2000, compared to net income tax payments of $1.4 million in 2001.

Net cash used in investing activities was $14.5 million during 2001, as compared to $17.7 million in 2000. A reduction in capital expenditures of $4.7 million from 2000 to 2001 accounted for most of the change.

Major capital projects in 2001 and 2000 included investments in facilities and equipment for a new commercial film plant in South Korea ($2.7 million in 2001 and $3.0 million in 2000), and approximately $4.1 million for implementation of business information systems in 2000, including GBC's e-commerce initiatives. Major projects in 1999 included the implementation of business information systems in Europe and the U.S. of $5.0 million, equipping and setting up three manufacturing facilities in the U.S. of $0.4 million in 1999, facilities to support the integration of GBC's office products business subsequent to the acquisition of Ibico, and tooling of new products.

Net cash provided by financing activities was $12.5 million during 2001, compared to $61.4 million of cash used in financing activities during 2000. In the latter part of 2001, management increased the Company's borrowings under the Revolving Credit Facility above normal levels to ensure adequate liquidity while finalizing the amendment of the Revolving Credit Facility. Approximately $52.8 million of borrowings were repaid in January 2002 upon the amendment of the Revolving Credit Facility. Excluding these additional borrowings at December 31, 2001 GBC would have reported a reduction in debt of approximately $40.8 million during 2001. During 2000, GBC made debt repayments of $56.8 million.

GBC has been restricted from paying dividends under the terms of the 1999 amendment and restatement of the Revolving Credit Facility, and therefore no dividends were paid during 2001 and 2000.

Contractual Financial Obligations

GBC's primary contractual cash obligations consist of principle payments on debt obligations and operating lease obligations. The table below summarizes GBC's contractual obligations at December 31, 2001 (in millions):

		Payments due by Period
		Less than	1-3	4-5	After 5
Contractual obligations	Total	1 year	Years	Years	Years
Long-term debt	$418.5	$ 7.9	$250.8	$ 2.2	$157.6
Operating leases	56.9	13.2	16.0	9.8	17.9
Total	$475.4 =====	$ 21.1 ====	$266.8 =====	$12.0 ====	$175.5 =====

Commercial Financial Commitments

At December 31, 2001, GBC had the following commercial financial commitments:

Approximately $4.1 million of standby letters of credit which primarily support domestic workers compensation claims and import purchases for several of the Company's international subsidiaries;

A standby letter of credit of $0.6 million supporting working capital borrowings for a less-than-50%-owned joint venture in India; and

A guarantee of approximately $1.1 million supporting working capital borrowings for a 50% owned joint venture in Australia.

The terms of the letters of credit expire during 2002.

GBC has also guaranteed the borrowings of certain wholly-owned international subsidiaries at December 31, 2001. Total guarantees were approximately $9.1 million, and outstanding borrowings against the guaranteed facilities were approximately $8.2 million.

Credit Concentration

GBC has several customers within the Office Products Group which, in the normal course of business, make significant purchases from the Company. Trade receivable balances from these customers have ranged from $5-15 million. As a result, at any point in time, GBC may have a significant concentration of its accounts receivable balance among this customer group. To mitigate the credit risk among this group of customers, management closely monitors trends in the office products market, as well as the financial condition and payment trends of these customers.

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

Foreign Exchange Risk Management

As a result of GBC's global activities, the Company has assets, liabilities, loans and cash flows denominated in currencies other than the US dollar. From time to time, GBC utilizes a foreign exchange risk management program to manage its foreign exchange exposures to help minimize the adverse impact of currency movements. Certain loans and cash flows in the U.S. and in foreign countries are currently hedged through foreign currency forward contracts.

The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of December 31, 2001 are presented below. All of the outstanding contracts have maturity dates in 2002. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. GBC's contracts are primarily for the sale of foreign currencies and the purchase of U.S. dollars. Selected information related to GBC's foreign exchange contracts as of December 31, 2001 is as follows (in millions):

Forward contracts as of December 31, 2001		Average Exchange	Notional	Fair Market	Gain
Currency sold	Currency purchased	Rate	Amount	Value	(Loss) (1)

Euros	U.S. dollars	1.15	$22.4	$22.8	$(0.4)
Canadian dollars	U.S. dollars	1.54	10.9	10.6	0.3
British pounds	U.S. dollars	1.43	8.7	8.9	(0.2)
Australian dollars	U.S. dollars	1.96	6.8	6.8	-
Japanese yen	U.S. dollars	118.12	2.7	2.4	0.3
Singapore dollars	U.S. dollars	1.79	2.6	2.5	0.1
U.S. dollars	Euros	1.10	4.7	4.6	0.1
U.S. dollars	Mexican pesos	9.79	3.6	3.8	(0.2)
British pounds	Euros	1.58	3.2	3.2	-
U.S. dollars	Canadian dollars	1.59	3.0	3.0	-
Other			6.6	5.8	0.8
Total			$75.2	$74.4	$ 0.8
			====	====	====

(1)     As of December 31, 2001, GBC had recorded unrealized losses of approximately $1.0 million in its income statement related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized gains of approximately $0.8 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.

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

The table below provides information about GBC's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in US dollar equivalents, which is GBC's reporting currency. Significant interest rate sensitive instruments as of December 31, 2001, are presented below (in millions):

Debt obligations	Stated Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Fair value
Long-term debt:
Fixed Rate ($US)	$ 0.6	$ 0.5	$ 0.5	$ 0.1	$ 0.1	$150.2	$152.0	$121.9
Average interest rate	10.7%	10.5%	10.5%	12.0%	12.0%	9.4%	9.4%
Variable Rate ($US)	$ 0.1	$15.1	$234.6	$ 1.8	$ 0.2	$ 7.4	$259.2	$259.2
Average interest rate (1)	2.2%	5.0%	5.0%	8.6%	1.9%	1.8%	4.9%
Short-term debt:
Variable Rate ($US)	$ 7.2	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Average interest rate	5.2%	-	-	-	-	-	-

(1) Rates presented are as of December 31, 2001. As discussed under Liquidity and Capital Resources, the interest rate spread on GBC's Facility borrowings increases significantly in January 2002.

Interest Rate Derivatives	Expected Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Fair value
Interest Rate Swaps:
Fixed to variable ($US)	$65.0	$20.0	$15.0	$10.0	$ -	$ -	$110.0	$107.4
Average pay rate	6.3%	5.7%	5.9%	6.0%	- %	-	6.1%
Average receive rate	1.9	2.8	3.8	4.5	-	-	2.5

Refer to Notes 1, 2, 6 and 7 of the Consolidated Financial Statements for additional discussion of GBC's foreign exchange and financial instruments.

Euro

On January 1, 1999, a majority of the member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. The Euro trades on currency exchanges, and the participating countries' own currencies ("legacy currencies") remained legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties could have elected pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that these legacy currencies will no longer be available after July 1, 2002.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. GBC has assessed its pricing/marketing strategy and believes that it will remain competitive in a broader European market. GBC has also upgraded its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro, and to accommodate the eventual elimination of the legacy currencies. GBC's currency risk and risk management programs for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. GBC currently conducts a significant portion of its European transactions, as well as foreign exchange hedges, in the Euro. Based on current information and GBC's current assessment, management does not expect that the Euro conversion will have a material effect on GBC's results of operations, financial condition or cash flows.

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

GBC's existing derivative instruments are primarily designated as cash flow hedges, to hedge cash flows related to future variable rate interest payments, cash flows in foreign currencies with respect to settlement of intercompany payables by GBC's foreign subsidiaries, and foreign currency cash flows related to the financing of GBC's foreign operations. GBC implemented both SFAS No.'s 133 and 138 as of January 1, 2001. Hedge accounting has been applied to all of GBC's derivative instruments except the foreign currency cash flow hedges related to intercompany loans between GBC's foreign and domestic subsidiaries. The adjustments to GBC's balance sheet and income statement as a result of adopting these standards were not significant.

Beginning in the first quarter of 2002, GBC will implement EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The consensus on this issue specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. Currently GBC records the costs of such sales incentives as selling expenses in its income statement. Upon implementation, these costs will be recorded as a reduction of sales. There will be no change to operating income; however, operating margins will increase. If GBC had implemented EITF 01-09 in 2001, it would have resulted in a decrease in net sales of approximately $72 million, along with an offsetting reduction in selling, service and administrative expenses of $72 million. Operating income would have been unchanged.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.'s 141 and 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at a minimum, an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. GBC will be required to implement SFAS No.'s 141 and 142 starting in January 2002. Implementation of this standard will result in the elimination of approximately $9.7 million annually of pre-tax amortization expense related to goodwill. Upon adoption of this standard, GBC expects to record a one-time pre-tax charge currently estimated in the range of $80 - $110 million related to impairment of goodwill.

Related Party Transactions

No related party transactions had a material impact on GBC's financial position, cash flow, or results of operations. Certain immaterial related party transactions are detailed in GBC's 2001 Proxy Statement. Also, note (j) to the Consolidated Financial Statements discusses related party transactions.

Critical Accounting Policies

The following accounting policies are considered to be critical to the understanding of GBC's financial statements because their application requires management judgement. The Company's reported financial results rely upon estimations and assumptions which are uncertain. For all of these policies, management cautions that future events rarely develop exactly as forecast, and even the best estimates may require adjustment.

Allowance for Doubtful Accounts and Sales Returns

The provision for doubtful accounts is established based upon historical losses on trade receivables, the aging of customer account balances, and the credit worthiness of specific customers. Historically, GBC has not realized significant losses on trade receivables. As discussed under Credit Concentration, certain of GBC's customers routinely carry significant trade receivable balances. Deterioration of the credit worthiness of such customers could have a significant negative impact on the financial results of GBC.

An allowance for potential sales returns is established as revenue is recognized. This allowance is based upon historical trends for specific customer groups. Additionally, the Company monitors the "sell through" information provided by significant resellers of its products. The allowance is adjusted periodically based upon such information. Management believes that the allowance adequately provides for future returns; however, market changes and customer strategies could impact this estimate in the future.

Allowance for Slow-moving and Obsolete Inventory

GBC's inventory is valued at manufactured cost or purchase cost. An allowance is established to adjust the cost of inventory to its net realizable value. The allowance is based upon historical and estimated future sales of specific inventory items. Changes in future demand for products or inaccurate estimates of demand for new products could have a significant impact on the Company's allowance. Additionally, a decision by major resellers of GBC's products to no longer carry these products, could have a significant impact on the Company's future results.

Long-lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets", the Company reviews potential impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During 2001, a provision was established for certain assets impacted by restructuring activities. GBC is continuing its evaluation of its operations and has announced that additional restructuring charges of up to $18.0 million are likely to be recognized in 2002. A portion of any such charges may impact certain capital assets. See Note 13 to the Consolidated Financial Statements for discussion on restructuring activity announced subsequent to December 31, 2001. Additionally, the Company owns less than 50% of a joint venture in India. This venture had a book value of approximately $1.4 million as of December 31, 2001. Management is currently evaluating its future strategy regarding the Indian market. If  the Company decides to withdraw from India, it is possible that the entire investment would be written-off through a non-cash charge.

The majority of GBC's $261.2 million of goodwill and other intangible assets relates to acquisitions in the Company's Office Products Group. During 2001, this goodwill was reviewed in accordance with SFAS No. 121. The realizability test under SFAS No.121 is based upon the expected undiscounted future cash flows to be generated from the asset. The results of this test concluded that the goodwill was not impaired under SFAS No.121. GBC is currently implementing SFAS No.142, which uses a discounted cash flow approach. Based upon preliminary valuation results, GBC expects the goodwill associated with the Office Products Group to be impaired. The total pre-tax impairment charge is estimated to be $80-110 million. The realizability tests under both SFAS No.121 and SFAS No.142 are inherently based upon the accuracy of future financial projections.

Other significant accounting policies which do not involve the same level of management judgement and uncertainties as these discussed above are detailed in note 1 to the Consolidated Financial Statements.

Acquisitions and Other Business Combinations

GBC had no acquisitions during the past three years.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Board of Directors and Stockholders of General Binding Corporation:

We have audited the accompanying consolidated balance sheets of General Binding Corporation ("GBC," a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of GBC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP
Chicago, Illinois
January 25, 2002
(Except with respect to the matters discussed in Note
13, as to which the date is March 9, 2002)

General Binding Corporation and Subsidiaries
Consolidated Statements of Income
(000 omitted, except per share data)

	Year ended Decemr 31,
	2001	2000	1999
Sales:
Domestic sales	$ 520,656	$ 636,146	$ 605,380
International sales	263,601	274,653	306,770
Net sales	784,257	910,799	912,150

Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	435,126	501,703	534,198
Inventory rationalization and write-down charges	8,843	-	22,112
Selling, service and administrative	304,273	339,241	336,692
Amortization of goodwill and related intangibles	10,765	10,946	11,183
Write-down of intangible and long-lived assets	-	-	8,534
Restructuring and other:
Restructuring	7,269	848	19,576
Other	6,153	3,660	-
Interest expense	37,153	45,532	45,660
Other (income) expense, net	(1,005)	2,110	(587)
(Loss) income before taxes	(24,320)	6,759	(65,218)
Income tax (benefit) expense	(4,849)	4,326	(8,542)
Net (loss) income	$ (19,471) =======	$ 2,433 =====	$ (56,676) =======

Other comprehensive loss:
Foreign currency translation adjustments	(2,738)	(4,623)	(2,753)
Loss on derivative financial instruments	(1,799)	-	-
Comprehensive loss	$ (24,008) =======	$ (2,190) ======	$ (59,429) =======

Net (loss) income per common share: (1)
Basic	$ (1.24)	$ 0.15	$ (3.60)
Diluted	(1.24)	0.15	(3.60)
Dividends declared per common share (1)	$ -	$ -	$ 0.30
Weighted average number of common shares outstanding (2)
Basic	15,761	15,725	15,725
Diluted	15,761	15,782	15,725
(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Balance Sheets
(000 omitted, except per share data)

	December31,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$ 59,936	$ 9,137
Receivables, less allowances for doubtful accounts
and sales returns: 2001 - $18,780, 2000 - $17,400	114,606	149,784
Inventories, net	97,982	122,736
Deferred income tax assets	20,920	27,107
Prepaid expenses	6,502	8,178
Other	5,106	3,683
Total current assets	305,052	320,625
Capital assets at cost:
Land and land improvements	5,406	5,372
Buildings and leasehold improvements	52,615	55,463
Machinery and equipment	148,875	142,701
Computer hardware and software	60,910	58,182
Total capital assets at cost	267,806	261,718
Less - accumulated depreciation	(143,194)	(126,610)
Net capital assets	124,612	135,108
Goodwill, net of accumulated amortization	261,247	273,016
Other	28,259	32,559
Total assets	$ 719,170 =======	$ 761,308 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 46,665	$ 57,178
Accrued liabilities:
Salaries, wages and retirement plan contributions	13,394	15,620
Deferred income on service maintenance agreements	10,754	11,117
Accrued customer allowances	19,474	29,496
Restructuring reserve	5,206	2,293
Other	36,436	35,298
Notes payable	7,202	9,751
Current maturities of long-term debt	598	547
Total current liabilities	139,729	161,300
Long-term debt, less current maturities	410,668	397,005
Other long-term liabilities	23,052	21,493
Deferred income tax liabilities	21,866	33,831
Stockholders' equity:
Common stock, $.125 par value; 40,000,000 shares authorized;
15,696,620 shares issued and outstanding at December 31, 2001 and 2000	1,962	1,962
Class B common stock, $.125 par value; 4,796,550 shares authorized;
2,398,275 shares issued and outstanding at December 31, 2001 and 2000	300	300
Additional paid-in capital	21,640	22,268
Treasury stock - 2,299,038 and 2,369,696 shares at December 31, 2001 and 2000	(26,284)	(27,096)
Retained earnings	146,681	166,152
Accumulated other comprehensive income	(20,444)	(15,907)
Total stockholders' equity	123,855	147,679
Total liabilities and stockholders' equity	$ 719,170 =======	$ 761,308 =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(000 omitted)

	Year ended December 31,
	2001	2000	1999
Operating activities:
Net (loss) income	$ (19,471)	$ 2,433	$ (56,676)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22,782	22,001	23,286
Amortization	16,484	16,692	16,998
Restructuring and other expenses	13,422	4,508	19,576
Provision for doubtful accounts and sales returns	6,359	4,956	14,395
Provision for inventory reserves	4,639	5,760	11,888
Inventory rationalization and write-down charges	8,843	-	22,112
Write-down of intangible and long-lived assets	-	-	8,534
(Decrease) increase in non-current deferred taxes	(11,924)	4,676	8,155
Increase in other long-term assets	(1,437)	(1,724)	(2,450)
Other	(53)	1,517	5,645
Changes in current assets and liabilities:
Decrease in receivables	25,976	4,294	9,479
Decrease (increase) in inventories	9,575	(5,312)	1,005
Decrease (increase) in other current assets	618	14,755	(877)
Decrease (increase) in deferred tax assets	5,766	3,804	(8,121)
(Decrease) increase in accounts payable and accrued liabilities	(27,635)	(4,094)	8,748
(Decrease) increase in income taxes payable	(3,178)	728	(1,331)
Net cash provided by operating activities	50,766	74,994	80,366
Investing activities:
Capital expenditures	(14,897)	(19,609)	(22,823)
Payments for acquisitions and investments (net of cash acquired)	(110)	-	-
Proceeds from sale of plant and equipment	538	1,885	2,922
Net cash (used in) investing activities	(14,469)	(17,724)	(19,901)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	1,223	14,012	289,000
Repayments of long-term borrowings-maturities greater than 90 days	(2,183)	(46,100)	(180,000)
Net change in borrowings-maturities of 90 days or less	12,857	(27,609)	(156,323)
Increase (reduction) in current portion of long-term debt	67	(1,434)	1,227
Payments of debt issuance costs	-	(262)	(3,498)
Dividends paid	-	-	(4,717)
Purchases of treasury stock	(17)	-	(536)
Proceeds from the exercise of stock options	526	-	636
Net cash provided by (used in) financing activities	12,473	(61,393)	(54,211)
Effect of exchange rates on cash	2,029	2,192	(1,281)
Net increase (decrease) in cash and cash equivalents	50,799	(1,931)	4,973
Cash and cash equivalents at the beginning of the year	9,137	11,068	6,095
Cash and cash equivalents (decrease) at the end of the year	$ 59,936 ======	$ 9,137 =====	$ 11,068 ======
Supplemental disclosure:
Interest paid	$ 35,018	$ 40,351	$ 40,348
Income taxes paid (refunded)	1,389	(18,159)	3,330
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(000 omitted except number of shares and per share data)

						Accumulated
		Class B	Additional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 1998	$ 1,962	$ 300	$ 10,976	$ 225,112	$ (26,632)	$ (8,531)	$ 203,187
1999 net loss	-	-	-	(56,676)	-	-	(56,676)
Capital contribution (1)	-	-	10,470	-	-	-	10,470
Dividends paid ($0.30 per share)	-	-	-	(4,717)	-	-	(4,717)
Exercise of stock options	-	-	564	-	72	-	636
Purchase of treasury stock at cost	-	-	-	-	(536)	-	(536)
1999 translation adjustments	-	-	-	-	-	(2,753)	(2,753)
Balance at December 31, 1999	1,962	300	22,010	163,719	(27,096)	(11,284)	149,611
2000 net income	-	-	-	2,433	-	-	2,433
Capital distribution (1)	-	-	258	-	-	-	258
2000 translation adjustments	-	-	-	-	-	(4,623)	(4,623)
Balance at December 31, 2000	1,962	300	22,268	166,152	(27,096)	(15,907)	147,679
2001 net loss	-	-	-	(19,471)	-	-	(19,471)
Capital contribution (1)	-	-	(487)	-	-	-	(368)
Exercise of stock options	-	-	(185)	-	829	-	526
Purchase of treasury stock at cost	-	-	-	-	(17)	-	(17)
2001 value of vested stock options	-	-	44	-	-	-	43
2001 losses on derivative financial
instruments	-	-	-	-	-	(1,799)	(1,799)
2001 translation adjustments	-	-	-	-	-	(2,738)	(2,738)
Balance at December 31, 2001	$ 1,962 =====	$ 300 ====	$ 21,640 ======	$ 146,681 =======	$ (26,284) =======	$(20,444) ======	$ 123,855 =======
(1)						Amounts represent capital contributions/distribution from/to GBC's majority shareholder under a tax sharing agreement, see Note 10 to the Consolidated Financial Statements for additional information.
Shares of Capital Stock		Class B
	Common	Common	Treasury	Net
	Stock	Stock	Stock (1)	Shares
Shares at December 31, 1998	15,696,620	2,398,275	(2,384,505)	15,710,390
Exercise of stock options	-	-	30,187	30,187
Purchase of treasury stock	-	-	(15,378)	(15,378)
Shares at December 31, 1999	15,696,620	2,398,275	(2,369,696)	15,725,199
Exercise of stock options	-	-	-	-
Purchase of treasury stock	-	-	-	-
Shares at December 31, 2000	15,696,620	2,398,275	(2,369,696)	15,725,199
Exercise of stock options	-	-	72,550	72,550
Purchase of treasury stock	-	-	(1,892)	(1,892)
Shares at December 31, 2001	15,696,620 ========	2,398,275 =======	(2,299,038) ========	15,795,857 ========
(1) Treasury shares are shares of Common Stock. The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
  Consolidation

  The consolidated financial statements include the accounts of General Binding Corporation ("GBC") and its domestic and international subsidiaries. All consolidated subsidiaries have December 31 fiscal year ends. During 1999, certain international subsidiaries were converted from November 30 year ends to December 31 year ends, however, this did not have a material impact on GBC's operating results. Intercompany accounts and transactions have been eliminated in consolidation. Investments in significant companies, which are 20% to 50% owned, are treated as equity investments and GBC's share of earnings is included in income. Investments in companies where GBC owns in excess of 50% have been consolidated.

  Certain amounts for prior years have been reclassified to conform to the 2001 presentation.

  Cash and Cash Equivalents

  Temporary cash investments with original maturities of three months or less are classified as cash equivalents.

  Inventory Valuation

  Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory costs include labor, material and overhead. Inventory balances are net of valuation allowances.

  Depreciation of Capital Assets

  Depreciation of capital assets for financial reporting is computed principally using the straight-line method over the following estimated lives:

Buildings	8-50 years
Machinery and equipment	3-20 years
Computer hardware and software	2-10 years
Leasehold improvements	Term of lease

Routine repair and maintenance costs are expensed as incurred. Significant repair or maintenance costs incurred which extend the useful lives of assets may be capitalized.

    e.   Goodwill and Other Intangible Assets

For financial reporting purposes, goodwill and other intangible assets are amortized using the straight-line method over their estimated useful lives, generally 10 to 40 years. Accumulated amortization of goodwill amounted to $52,852,826 at December 31, 2001 and $42,366,096 at December 31, 2000. Goodwill is periodically reviewed by management for impairment in accordance with SFAS 121 ("Accounting of Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"); as of December 31, 2001 no impairment has been identified.
See note (k) for discussion of new accounting pronouncements related to goodwill.

    f.   Income Taxes

GBC's policy is to record U.S. income taxes on the earnings of its international subsidiaries that are expected to be distributed to GBC. As of December 31, 2001, the cumulative amount of undistributed earnings of international subsidiaries upon which U.S. income taxes have not been recorded was approximately $33.8 million. In the opinion of management, this amount remains indefinitely invested in the international subsidiaries.

GBC is included in the consolidated US Federal Income tax return of its majority shareholder Lane Industries, Inc. The amount of income tax liability for which GBC will be responsible is determined by a Tax Allocation Agreement between the Company and Lane Industries. Beginning in 1999, differences between GBC's liability on a "separate return" basis and that computed under the Tax Allocation Agreement are reflected in GBC's stockholders' equity.

  Revenue Recognition

  Revenue is recognized at the time goods are shipped or when title passes to the customer, or when services are performed in accordance with contracts. Income from service maintenance agreements is deferred and recognized over the term of the agreements (generally one to three years), primarily on a straight-line basis.
  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Accounts that may be significantly impacted by estimates are accounts receivable valuation allowances, inventory valuation allowances, and customer allowances. Actual results could differ from those estimates.

  Financial Instruments

  Many of GBC's financial instruments (including cash and cash equivalents, accounts and notes receivable, notes payable, and other accrued liabilities) carry short-term maturities. As such instruments have short-term maturities, their fair values approximate the carrying values. As of December 31, 2001 approximately 63% of GBC's long-term debt obligations,

  including current maturities of long-term debt obligations, had floating interest rates, with the remaining debt obligations having a fixed interest rate. With the exception of the senior subordinated notes (see Note 6), the fair value of these instruments approximates the carrying value.

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

    j.    Related Parties

  GBC has relationships with several "related parties." Lane Industries, Inc. is GBC's majority shareholder, and controls a majority of the voting shares of GBC. Transactions between GBC and Lane Industries, which primarily relate to shared services, are immaterial and are conducted at "arms-length" terms. However, as described further in Note 10, GBC and Lane Industries have entered into a "Tax Allocation Agreement," which may significantly impact the amount of U.S. taxes received or paid by GBC in any year.

  GBC also has relationships with certain unconsolidated joint ventures. As part of the on-going relationships with these entities, GBC both buys and sells products to/from these entities. Transactions, with respect to sales and credit terms, are conducted at market or "arms-length" terms. GBC does not consider these parties to be material customers or vendors.

    k.    New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000 issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments embedded in other contracts) and require GBC to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value.

GBC's existing derivative instruments are primarily designated as cash flow hedges, which were initiated to hedge cash flows related to future variable rate interest payments, cash flows in foreign currencies with respect to settlement of intercompany payables by GBC's foreign subsidiaries, and foreign currency cash flows related to the financing of GBC's foreign operations. GBC has implemented both SFAS No.'s 133 and 138 as of January 1, 2001. Cash flow hedge accounting has been applied to all of GBC's derivative instruments except the foreign currency cash flow hedges related to intercompany loans between GBC's foreign and domestic subsidiaries. The adjustments to GBC's balance sheet and income statement as a result of adopting these standards were not significant.

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

Beginning in the first quarter of 2002, GBC will implement EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The consensus on this issue specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. Currently GBC records the costs of such sales incentives as selling expenses in its income statement. Upon implementation, these costs will be recorded as a reduction in sales. There will be no change to operating income; however, operating margins will increase. If GBC had implemented EITF 01-09 in 2001, it would have resulted in a decrease in net sales of approximately $72 million, and an offsetting reduction in selling, service and administrative expenses of $72 million. Operating income would have been unchanged.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.'s 141 and 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. GBC will be required to implement SFAS No.'s 141 and 142 starting in January 2002. Implementation of this standard will result in the elimination of approximately $9.7 million annually of amortization expense of goodwill. In addition, GBC expects to record a one-time, non-cash impairment charge between $80 and $110 million in 2002.

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

The accompanying Consolidated Statements of Income include net gains and losses on foreign currency transactions. Such amounts are reported as other income (expense) and are summarized as follows (000 omitted):

Foreign Currency
Year Ended December 31,	Transaction (Loss)/Gain (a)

2001	$ (322)
2000	(1,828)
1999	15

(a)     Foreign currency transaction gains/losses are subject to income taxes at the           respective country's effective tax rate.

(3) Inventories

Inventories are summarized as follows (000 omitted):
	December 31,
	2001	2000
Raw material	$ 23,680	$30,294
Work in progress	4,162	5,069
Finished goods	89,088	107,840
Gross inventory	116,930	143,203
Less reserves	(18,948)	(20,467)
Net inventory	$ 97,982 ======	$122,736 =======

(4) Restructuring and Other

During 2001, GBC recorded restructuring charges of $7.3 million, which consisted of : a) $2.7 million related to the shutdown of GBC's Ashland, Mississippi operations; b) $2.0 million related to closure of GBC's distribution and administrative facility in Germany; c) $0.5 million related to facility reductions in the UK; d) $0.4 million related to the shutdown of operations in Poland; and e) $1.7 million for work force reductions in the Company's Asia/Pacific, Europe, Document Finishing and Films Groups. The restructuring expenses primarily consist of severance and related benefit expenses, asset write-offs, and other costs related to the closure of these facilities. The operations currently performed at these locations will be absorbed into existing GBC facilities, and it is expected that these actions will be completed by the end of 2002. As of December 31, 2001, approximately 330 employees have been notified or terminated.

During 2000 and 1999, GBC recorded restructuring charges totaling $0.8 million and $19.6 million, respectively. GBC's restructuring activities have primarily focused on consolidation of European distribution logistics and accounting operations, streamlining sales operations in the North American Document Finishing Business, and the closing/consolidation of several distribution centers.

The components of the restructuring expenses are as follows (000 omitted):
	Year ended December 31,
	2001	2000	1999
Severance and early retirement benefits	$3,916	$421	$10,274
Asset write-offs and write-downs	1,912	-	2,014
Lease cancellation expenses	612	427	1,051
All other restructuring expenses	829	-	6,237
Total restructuring expenses	$7,269 =====	$848 ====	$19,576 ======

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at December 31, 2001 primarily related to asset write down reserves, lease expenses, and severance, early retirement and other benefit expenses to be paid in the future periods.

Changes in the restructuring reserve for the years ended December 31, 2001 and 2000 were as follows (000 omitted):
	Year ended December 31,
	2001	2000
Balance - beginning of year	$2,293	$ 9,884
Provisions	7,269	848
Involuntary termination costs	(2,773)	(2,055)
Other cash restructuring charges	(969)	(3,720)
Non-cash restructuring charges	(611)	(2,409)
Other (1)	(3)	(255)
Balance - end of year	$5,206 =====	$2,293 =====

               (1) Amounts primarily relate to the effects of foreign exchange rate changes.

During 2001 and 2000, GBC incurred other unusual charges of $6.2 million and $3.7 million respectively. The components of these charges are as follows (000 omitted):
	Year ended December 31,
	2001	2000
Contractual severance payments to former CEO	$2,361	$ -
Signing bonus and transition expenses for new
Chairman and CEO	1,640	-
Severance payments for former CFO and others	1,063	-
Loss on sale of assets of New Zealand operations	1,089	-
Supply-chain consulting study	-	1,860
Strategic consulting study	-	1,800
	$6,153 =====	$3,660 =====

(5) Retirement Plans and Post-retirement Benefits

GBC sponsors a 401(k) plan for its full-time domestic employees. The participants of the 401(k) plan may contribute from 1% to 15% of their eligible compensation on a pretax basis. GBC makes annual contributions that match 100% of pretax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. GBC's contributions to the plan were $3,871,000 in 2001, $3,006,000 in 2000 and $2,995,000 in 1999.

GBC's international subsidiaries have adopted a variety of defined benefit and defined contribution plans. These plans provide benefits that are generally based upon the employee's years of credited service. The benefits payable under these plans, for the most part, are provided by the establishment of trust funds or the purchase of insurance annuity contracts.

Prior to 2000, GBC sponsored a defined benefit plan which provided certain benefits to participants of the Company's former profit sharing plan (which was converted to a 401 (k) plan in 1996). This plan was frozen in 1999 and terminated in 2000. The assets of the plan were liquidated to pay benefit obligations to the participants. After all the obligations were settled, the remaining assets of approximately $441,000 were reverted back to GBC and used to fund a portion of the Company's 401(k) contribution in 2000.

In 2001, GBC established a defined benefit Supplemental Employee Retirement Plan("SERP") for the Company's Chairman and CEO. Benefits under the SERP vest over nine years. At age 62 and, assuming full vesting; the SERP would pay an annual pension benefit of $450,000. This plan is not currently funded.

The following tables provide a reconciliation of the changes in GBC's benefit plan obligations and the fair value of assets (000 omitted):

	Pension Benefits				Other Benefits
	2001		2000		2001	2000
	Domestic	International	Domestic	International	Domestic	Domestic
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$ -	$20,696	$690	$19,156	$8,423	$5,879
Interest cost	-	1,202	-	1,087	605	435
Service cost	138	760	-	722	582	464
Contributions	-	111	-	89	-	-
Actuarial loss	6	338	229	1,562	(392)	2,524
Benefit payments	-	(971)	(919)	(393)	(565)	(879)
Exchange rate fluctuations	-	(831)	-	(1,527)	-	-
Benefit obligation at end of year	$144	$21,305	$ -	$20,696	$8,653	$8,423
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$20,552	$1,335	$20,114	$ -	$ -
Actual return on plan assets	-	(3,153)	19	2,089	-	-
Contributions	-	1,111	6	283	565	879
Benefit payments	-	(971)	(919)	(393)	(565)	(879)
Reversion of plan assets	-	-	(441)	-	-	-
Exchange rate fluctuations	-	(733)	-	(1,541)	-	-
Fair value of plan assets at end of year	$ -	$16,806	$ -	$20,552	$ -	$ -
Reconciliation of funded status:
Funded status at end of year	$144	$(4,499)	$ -	$(144)	$(8,653)	$(8,423)
Unrecognized transition (asset) obligation	-	(196)	-	(300)	692	754
Unrecognized prior service costs	-	225	-	261	-	-
Unrecognized loss	(6)	5,530	-	1,872	3,690	4,404
Net amount recognized	$138 ===	$ 1,060 =====	$ - ==	$1,689 =====	$(4,271) ======	$(3,265) ======

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2001 and 2000 (000 omitted):
	Pension Benefits				Other Benefits
	2001		2000		2001	2000
	Domestic	International	Domestic	International	Domestic	Domestic

Prepaid benefit cost	$ -	$3,101	$ -	$2,719	$ -	$ -
Accrued benefit liability	(144)	(2,041)	-	(1,030)	(4,271)	(3,265)
Accumulated other
comprehensive income	6	-	-	-	-	-
Net amount recognized	$(138) =====	$1,060 =====	$ - ==	$1,689 =====	$(4,271) ======	$(3,265) ======

The following table provides the components of net periodic pension cost for the plans for 2001, 2000, and 1999 (000 omitted):

	2001		2000		1999
	Domestic	International	Domestic	International	Domestic	International

Service cost	$ 138	$ 760	$ -	$ 722	$ -	$ 963
Interest cost	-	1,202	-	1,087	51	918
Expected return on plan assets	-	(1,511)	-	(1,400)	(120)	(1,353)
Amortization of unrecognized:
Net transition asset	-	(97)	-	(102)	-	(114)
Prior-service cost	-	29	-	30	-	33
Net loss	-	60	-	47	28	57
Net periodic pension cost	$ 138 ====	$ 443 ====	$ - ==	$ 384 ====	$ (41) ====	$ 504 ====

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

The following table provides the components of net periodic post-retirement benefit cost for the plans for 2001, 2000, and 1999 (000 omitted):
	Other Benefits
	2001	2000	1999

Service cost	$ 582	$ 464	$ 429
Interest cost	605	435	352
Amortization of unrecognized:
Net transition obligation	62	63	74
Net loss	288	133	117
Net periodic post retirement benefit cost	1,537	1,095	972
Special benefits charge	-	-	166
Total recognized post retirement benefit cost	$1,537 =====	$1,095 =====	$ 1,138 =====

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:
	Pension Benefits				Other Benefits
	2001		2000		2001	2000
	Domestic	International	Domestic	International	Domestic	Domestic
Weighted -average assumptions as of December 31:
Discount rate	7.5%	1.5-7.0%	N/A	2.0-7.0%	7.5%	7.75%
Expected return on plan assets	N/A	2.5-9.0%	N/A	2.5-9.0%	N/A	N/A
Rate of compensation increase	N/A	1.5-5.0%	N/A	2.5-4.5%	N/A	N/A

For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to be 6% during 2002 and remain at this level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (000 omitted):
	1% Increase	1% Decrease
Effect on total of service and interest cost components of
net periodic post retirement health care benefit costs	$112	$ (99)
Effect on the health care component of the accumulated
post retirement benefit obligation	$597	$(534)

(6) Debt and Credit Arrangements

GBC had access to various U.S. and international credit facilities, including a multicurrency revolving credit facility (the "Revolving Credit Facility") with a group of international banks which provided for up to the equivalent of $410 million of revolving credit borrowings through January 2002. Outstanding borrowings under the Revolving Credit Facility totaled $249.5 million at December 31, 2001. Interest and facility fees are payable at varying rates as specified in the loan agreement. As of December 31, 2001, the applicable facility fee was .5% per annum. As a result of the amendment and restatement of the Facility described below, amounts outstanding under the Revolving Credit Facility are classified as long-term debt on GBC's balance sheet at December 31, 2001.

Effective January 11, 2002, GBC amended and restated the Revolving Credit Facility. The size of the facility was reduced by $120 million, from $410 million to $290 million, which includes a $90 million multicurrency revolving credit facility and term loans totaling $200 million. The Facility also provides for higher interest rates than those payable under the previous facility, a reflection of current bank credit market conditions and the extended maturity. The maturity date on the majority portion of the Facility was extended until January 13, 2004 and the maturity date on approximately $40 million of the term loans has been extended to July 13, 2004.

Under the Revolving Credit Facility, GBC was subject to certain restrictions and covenants. As of December 31, 2001, the Company was in compliance with these covenants.

As a result of the amendment and restatement of the Revolving Credit Facility in January 2002, GBC will be subjected to certain new financial covenants beginning with the first quarter of 2002. Under the most restrictive covenants, GBC must meet certain EBITDA targets and leverage and interest coverage hurdles. In addition, future borrowings will be based on an eligible "Borrowing Base" as defined in the agreement. There will also continue to be restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Substantially all of the assets of General Binding Corporation and its domestic subsidiaries will remain pledged as collateral. Interest rate spreads have also been significantly increased.

The book value of GBC's variable rate debt approximated the fair market value as of December 31, 2001 and 2000. The market value of the Senior Subordinated Notes was approximately 80% of book value as of December 31, 2001.

Long-term debt consists of the following at December 31, 2001 and 2000 - outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

	December 31,
	2001	2000
Revolving Credit Facility
U.S. Dollar borrowings - (weighted average floating interest rate of 5.00% at December 31, 2001 and 9.17% at December 31, 2000)	$249,500	$225,000
Dutch Guilder borrowings - (floating interest rate of 7.40% at December 31, 2000)	-	2,565
Euro borrowings - (floating interest rate of 7.40% at December 31, 2000)	-	754
Australian Dollar borrowings - (floating interest rate of 8.74% at December 31, 2000)	-	4,861
New Zealand Dollar borrowings - (floating interest rate 9.48% at December 31, 2000)	-	1,243
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.80% at December 31, 2001 and 5.10% at December 31, 2000)	6,855	7,522
IRB, due annually from July 1994 to July 2008 - (floating interest rate of 1.89% at December 31, 2001 and 5.31% at December 31, 2000)	1,300	1,450
IRB, due annually from June 2002 to June 2007 - (floating interest rate of 5.20% at December 31, 2000)	-	1,050
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowing, due monthly November 1994 to October 2004 - (fixed interest rate of 8.85%)	679	942
Note payable, Korean Won borrowing, due June 2005 - (fixed interest rate of 9.25%)	1,675	593
Other borrowings	8,459	11,323
Total debt	418,468	407,303
Less-current maturities	(7,800)	(10,298)
Total long-term debt	$410,668 ======	$397,005 ======

The scheduled maturities of debt for each of the five years subsequent to December 31, 2001, are as follows (000 omitted):

Year Ending December 31,	Amount
2002	$ 7,800
2003	15,760
2004	235,112
2005	1,939
2006	247
Thereafter	157,610
Total	$418,468 ======

Currently, GBC has various short-term, variable-rate credit arrangements totaling $23.3 million. Outstanding borrowings under these arrangements totaled $7.2 million at December

31, 2001. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the lenders under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt for the three years ended December 31, 2001, 2000 and 1999 is as follows (000 omitted):

	Notes		Maximum
	Payable To Banks	Weighted Average	Month-end Balance	Average Amount	Weighted Average
	Balance At	Interest Rate At	Outstanding	Outstanding	Interest Rate
	End Of Year	End Of Year	During The Year	During The Year	During The Year
	(A)	(B)	(C)	(D)	(E)

2001	$7,202	5.2%	$9,309	$8,334	8.8%
2000	9,751	8.4	14,505	11,263	9.7
1999	13,407	4.2	53,078	31,730	7.0

        (A)     Notes payable by GBC's foreign subsidiaries were $7,202 at December 31, 2001, $9,751 at December 31,
                    2000, and $13,407 at December 31, 1999.

        (B)     The weighted average interest rate is computed by dividing the annualized interest expense for the short-
                    term debt outstanding by the short-term debt outstanding at December 31.

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

(7) Derivative Financial Instruments

Interest Rate Swaps and Interest Rate Cap Agreements

From time to time, GBC has entered into interest rate swap and interest rate cap agreements to hedge its interest rate exposures. Under interest rate swap agreements, GBC agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed-upon notional amount. The swap agreements have various maturity dates through February 2005. GBC has applied hedge accounting for these instruments, and the fair values of the interest rate swap agreements are estimated using the net present value of the anticipated future cash flows. To the extent the hedges are effective, unrealized gains and losses are recorded in Other Comprehensive Income; unrealized gains and losses on ineffective hedges are reclassified to the income statement. Selected information related to GBC's interest rate swap agreements is as follows (amounts in millions):

	December 31,
	2001	2000
Notional amount	$ 110.0	$ 150.0
Fair value - net unrecognized (loss) gain	(2.6)	(0.3)

GBC has entered into interest rate cap agreements with commercial banks, which require the Company to pay one-time fees based upon notional amounts. Interest rate cap agreements entitle GBC to receive the amounts, if any, by which floating interest rates exceed the fixed rates stated in the agreements. Selected information related to GBC's interest rate cap agreements is as follows (000 omitted):

	December 31,
	2001	2000

Notional amount	$ -	$5.0
Fair value - net unrecognized gain (loss)	-	-

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

	December 31,
	2001	2000
Notional amount:
Obligations to purchase U.S. dollars	$57.4	$60.7
Obligations to purchase foreign currencies	17.8	8.2
	$75.2	68.9
Fair market value:
Obligations to purchase U.S. dollars	57.0	61.8
Obligations to purchase foreign currencies	18.0	8.2
	75.0	70.0
Net unrealized (loss) (1)	$ (0.2) =====	$ (1.1) =====

(1)     As of December 31, 2001, GBC had recorded unrealized losses of approximately $1.0 million in its income statement related to hedges of intercompany loans (hedge accounting has not be applied to these transactions). Unrealized gains of approximately $0.8 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.

Foreign exchange contracts as of December 31, 2001 had various maturities through November 2002. The unrealized gains and losses are substantially offset by changes in the valuation of the underlying items being hedged.

(8) Rents and Leases

GBC has entered into numerous operating leases, primarily for manufacturing and office facilities.  Future minimum rental payments and guaranteed residual payments required for all non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows (000 omitted):

Year ending December 31,	Operating Lease payments
2002	$13,234
2003	9,700
2004	6,277
2005	5,326
2006	4,431
After 2006	17,936
Total minimum lease payments	$56,904 ======

Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $16,935,763, $17,631,313 and $20,587,000, respectively.

(9) Common Stock and Stock Options

GBC's Certificate of Incorporation provides for 40,000,000 authorized shares of common stock, $0.125 par value per share, and 4,796,550 shares of Class B common stock, $0.125 par value per share. Each Class B share is entitled to 15 votes and is to be automatically converted into one share of common stock upon transfer thereof. All of the Class B shares are owned by Lane Industries, Inc., GBC's majority stockholder.

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net (loss) income available to common shareholders	$(19,471)	$2,433	$(56,676)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (1)	15,761	15,725	15,725
Effect of dilutive securities:
Employee stock options (3)	-	57	-
Denominator for diluted earnings per share - adjusted weighted-average shares(1) and assumed conversions	15,761	15,782	15,725
Earnings per share - basic(1)	$(1.24) =====	$0.15 ====	$(3.60) =====
Earnings per share - diluted(2)	$(1.24) =====	$0.15 ====	$(3.60) =====

(1)     Weighted average shares includes both Common Stock and Class B Common Stock.
(2)     Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3)     As of December 31, 2001, GBC had 1,510,450 dilutive stock options outstanding.  These options were not included in the calculation of earnings per share as they would have been anti-dilutive.

GBC has a non-qualified stock option plan for officers, including officers who are directors and other key employees of the Company. Options may be granted during a ten-year period at a purchase price of not less than 85% of the fair market value on the date of the grant. Options granted, in most cases, may be exercised in four equal parts over a period not to exceed ten years from the date of grant, except that no part of an option may be exercised until at least one year from the date of grant has elapsed. Certain options that have been granted may be exercised in two equal parts over a period not to exceed four years. GBC accounts for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized, as options are generally granted at the fair market value. Had compensation cost for this plan been determined as defined in FASB Statement No. 123, "Accounting for Stock-Based Compensation," GBC's net income (loss) and earnings per share would have been reduced (increased) to the following pro forma amounts (000 omitted, except per share data):

	Year Ended December 31,
		2001	2000	1999

Net (Loss) Income:	As Reported	$(19,471)	$2,433	$(56,676)
	Pro Forma	(24,117)	1,449	(57,044)
Earnings per share - basic:
	As Reported	$(1.24)	$0.15	$(3.60)
	Pro Forma	(1.53)	0.09	(3.63)
Earnings per share - diluted:
	As Reported	$(1.24)	$0.15	$(3.60)
	Pro Forma	(1.53)	0.09	(3.63)

A summary of the stock option activity is as follows (000 omitted):

	Year Ended December 31,
	2001		2000		1999
	Shares	Wtd. Avg. exercise Price	Shares	Wtd. Avg. exercise Price	Shares	Wtd. Avg. exercise Price
Shares under option
at beginning of year	1,062	$15	555	$25	653	$26
Options granted	1,092	8	589	7	51	20
Options exercised	(69)	7	-	-	(30)	21
Options expired/canceled	(254)	14	(82)	20	(119)	15
Shares under option
at end of year	1,831	11	1,062	15	555	25
Options exercisable	577	12	175	19	142	23
Weighted average fair
value of options granted		$5.31 ====		$4.65 ====		$8.31 ====

The 1,831,300 options outstanding at December 31, 2001 have exercise prices between $7.00 and $30.50 per share, with a weighted average exercise price of $11.50 per share and a weighted average remaining contractual life of 5.55 years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

	Wtd. Avg. at December 31,
Assumption	2001	2000
Risk-free interest rate	5.29%	6.58%
Expected life	10 years	8 years
Expected volatility	54.92%	48.82%

(10) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.

The provision for income taxes was as follows (000 omitted):

	Year Ended December 31,
	2001	2000	1999
Current expense (benefit):
Federal	$ 13	$ 21	$ 12
State	36	115	(999)
Foreign	3,626	4,490	4,436
Total current	3,675	4,626	3,449
Deferred (benefit) expense:
Federal	(7,693)	606	(10,036)
State	(1,322)	158	(1,940)
Foreign	491	(1,064)	(15)
Total deferred	(8,524)	(300)	(11,991)
Total (benefit) provision	$(4,849) ======	$4,326 =====	$(8,542) ======

GBC's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year Ended December 31,
	2001	2000	1999

U.S. Statutory rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	(3.4)	2.6	(2.9)
Net effect of international subsidiaries' foreign tax rates after balance sheet translation gains and losses	20.2	41.2	23.3
Net effect of foreign branches	(7.5)	(24.8)	(3.4)
Non-tax deductible items, principally goodwill amortization	4.5	10.2	2.1
Other, net	1.3	( .2)	2.8
Effective tax rate	(19.9)% =====	64.0% =====	(13.1)% =====

For the years ended December 31, 2001 and 2000, GBC recorded a decrease to paid-in-capital of $0.4 million, while an increase of $0.3 million was recorded in 2000 as a result of the Tax Allocation Agreement.

Income before taxes was as follows (000 omitted):

	Year Ended December 31,
	2001	2000	1999

United States	$(22,085)	$5,429	$(34,353)
Foreign	(2,235)	1,330	(30,865)
Total (loss) income before taxes	$(24,320) =======	$6,759 =====	$(65,218) =======

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of GBC's deferred tax assets and liabilities are as follows (000 omitted):

	December 31,
	2001	2000
Items creating net deferred tax assets (current):
Foreign tax credits	$ 2,303	$ 1,875
Net operating loss carryovers	-	22,797
Inventory valuation	4,462	6,196
Foreign deferred tax assets	1,777	3,995
Employee benefits	2,825	3,512
Restructuring reserves	3,036	656
Capital loss carryovers	-	14,809
Credit memo reserve	3,128	3,062
Other	5,692	4,504
Gross deferred tax assets	23,223	61,406
Valuation allowance	(2,303)	(34,299)
Total deferred tax assets	20,920	27,107
Items creating net deferred tax liabilities (long-term):
Depreciation	11,224	6,462
Amortization of intangible assets	15,736	22,742
Foreign deferred tax liabilities	3,201	3,794
Withholding taxes	833	833
FAS 106 post retirement benefits	(1,495)	-
Net operating loss carryovers	(26,130)	-
Other	2,046	-
Gross deferred tax liabilities	5,415	33,831
Valuation allowance	16,451	-
Total deferred liabilities	21,866	33,831
Net deferred tax liability	$ (946) =====	$(6,724) ======

A valuation allowance is provided to reduce the deferred tax assets and liabilities to a level which, more likely than not, will be realized.

At December 31, 2001, the Company has $78.3 million of net operating loss carryforwards available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2002 through 2022 or have an unlimited carryover period. A valuation allowance of $16.5 million has been provided for a portion of the deferred tax assets related to those loss carryforwards which may expire unutilized.

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

GBC does not separately identify interest expense or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. Effective January 1, 2001, for internal reporting purposes, GBC has made changes to its business segments. As a result, several business units have been reclassified from the All Others category to the Films Group; however, these business units were not significant to either segment. In addition, beginning January 1, 2001, GBC allocates expenses related to the amortization of goodwill and related intangibles to the segments; previously these expenses were reported in the All Others category. Prior periods have been restated for these reporting changes. Segment data is provided below for the three years ended December 31, 2001, 2000 and 1999.

(000 omitted)	Unaffiliated Customer Sales Year Ended December 31,			Affiliated Customer Sales Year Ended December 31,
	2001	2000	1999	2001	2000	1999
Document Finishing Group	$ 194,943	$ 208,589	$ 210,145	$ 21,262	$ 21,518	$ 25,772
Films Group	150,797	167,513	165,014	14,966	14,848	16,216
Office Products Group	292,836	377,933	349,949	4,457	5,443	4,840
Europe Group	105,437	110,792	141,090	14,940	20,532	61,585
All Others	40,244	45,972	45,952	-	40	37
Eliminations	-	-	-	(55,625)	(62,381)	(108,450)
Total	$ 784,257 =======	$ 910,799 =======	$ 912,150 =======	$ - ======	$ - ======	$ - =======

	Operating Income Year Ended December 31,			Total Segment Assets Year Ended December 31,
	2001	2000	1999	2001	2000
Document Finishing Group	$ 18,979	$ 26,188	$ 25,066	$ 167,467	$ 120,427
Films Group	25,455	34,403	31,928	222,701	213,433
Office Products Group	13,562	30,526	14,649	402,479	373,744
Europe Group	(4,568)	(3,854)	(15,897)	119,644	131,650
All Others	(34,331)	(32,014)	(47,781)	337,474	314,061
Eliminations	-	-	-	(530,595)	(392,007)
Total	$ 19,097 ======	$ 55,249 ======	$ 7,965 =====	$ 719,170 =======	$ 761,308 =======

No single customer accounts for more than 10% of GBC's net sales in 2001. GBC does not however, have certain major customers. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers and is not dependent on any single customer for a significant portion of its business.

Financial information for the three years ended December 31, 2001, 2000 and 1999, by geographical area is summarized below. Export sales to foreign customers ($8,583,000 in 2001, $10,243,000 in 2000, and $11,998,000 in 1999) have been classified in the following tables as part of the United States sales (000 omitted).

	Unaffiliated Customer Sales Twelve months ended December 31,			Long-lived Assets Year ended December 31,
	2001	2000	1999	2001	2000	1999
United States	$ 527,239	$ 646,389	$ 617,378	$ 472,391	$ 494,039	$ 509,525
Europe	140,246	138,907	171,263	22,933	32,505	37,331
Other International	116,772	125,503	123,509	20,182	15,185	18,003
Eliminations	-	-	-	(101,388)	(101,046)	(101,401)
Total	$ 784,257 =======	$ 910,799 =======	$ 912,150 =======	$ 414,118 =======	$ 440,683 =======	$ 463,458 =======

(12) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 was as follows (000 omitted except per share data):

	Three Months Ended
2001	March 31	June 30	September 30	December 31

Sales	$210,690	$198,386	$197,023	$178,158
Gross profit	92,776	87,185	87,816	72,511
(Loss) income before taxes	(2,016)	(4,370)	(272)	(17,662)
Net (loss) income	(1,108)	(4,320)	(231)	(13,812)
Net (loss) income per common share:
Basic	$(0.07)	$(0.27)	$(0.01)	$(0.89)
Diluted	(0.07)	(0.27)	(0.01)	(0.89)

	Three Months Ended
2000	March 31	June 30	September 30	December 31

Sales	$240,423	$223,890	$228,248	$218,238
Gross Profit	103,779	101,222	103,689	100,829
(Loss) income before taxes	(148)	771	2,314	3,822
Net (loss) income	(74)	386	569	1,553
Net (loss) income per common share:
Basic	$0.00	$0.02	$0.04	$0.09
Diluted	0.00	0.02	0.04	0.09

(13) Subsequent Events

In connection with the Company's programs to stream line its operations, GBC announced in January 2002 its plans to down-size one of its manufacturing facilities in Amelia, Virginia, and in March 2002, its plans to close its manufacturing facility in Buffalo Grove, Illinois. In connection with these actions, GBC expects to record restructuring and other charges of approximately $5.0 million to $6.0 million during the first quarter of 2002 for severance, asset write-down costs, and facility closure expenses.

On March 9, 2002, President Bush signed the Job Creation and Workers Assistance Act of 2002 (the"2002 Act") into law. One of the provisions of the 2002 Act allowed for the extension of the net operating loss carryback period from two years to five years. As a result, GBC was able to file its 2001 federal income tax return and apply for a tax refund of $7.5 million, which is expected to be received by the end of April, 2002. The loss carryback offset taxable income in 1996 and 1997, and displaced foreign tax credits totaling $2.3 million claimed in those years which will now expire unutilized. If the 2002 Act had been enacted prior to year end, the 2001 tax provision would have reflected the loss of the credits and the deferred tax benefit associated with the net operating loss would have been subject to a valuation allowance for this amount. The financial statements for the quarter ending March 31, 2002 will reflect this event.

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

Consolidating Balance Sheets (000 omitted)

	December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 56,236	$ 2	$ 3,698	$ -	$ 59,936
Receivables, net	57,381	(12)	57,237	-	114,606
Inventories, net	58,633	296	39,723	(670)	97,982
Deferred tax assets	14,390	5,010	728	792	20,920
Other	3,199	22	8,387	-	11,608
Due from affiliates	37,524	20,118	(106)	(57,536)	-
Total current assets	227,363	25,436	109,667	(57,414)	305,052
Net capital assets	87,789	7,693	29,130	-	124,612
Goodwill, net of accumulated amortization	168,914	24,071	68,262	-	261,247
Other	19,384	3,436	6,436	(997)	28,259
Investment in subsidiaries	175,682	125,556	-	(301,238)	-
Total assets	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,785	$ 605	$ 15,275	$ -	$ 46,665
Accrued liabilities
Salaries, wages, and retirement plan
contributions	8,457	127	4,810	-	13,394
Deferred income on maintenance
agreements	8,482	-	2,272	-	10,754
Accrued distribution allowances	16,483	-	2,991	-	19,474
Restructuring reserve	4,084	-	1,122	-	5,206
Other	25,962	1,995	8,408	71	36,436
Notes payable	1	-	7,201	-	7,202
Current maturities of long-term debt	351	-	247	-	598
Due to affiliates	24,601	-	14,707	(39,308)	-
Total current liabilities	119,206	2,727	57,033	(39,237)	139,729
Long-term debt - affiliated			16,874	(16,874)	-
Long-term debt, less current maturities	407,803	-	2,865	-	410,668
Other long-term liabilities	18,170	187	4,695	-	23,052
Deferred tax liabilities	10,097	8,568	3,201	-	21,866
Stockholders' equity:
Common stock	1,963	5	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,641	92,145	161,206	(253,352)	21,640
Retained earnings	146,681	100,343	(16,838)	(83,505)	146,681
Treasury stock	(26,284)	-	-	-	(26,284)
Accumulated other comprehensive income	(20,445)	(17,783)	(19,059)	36,843	(20,444)
Total stockholders' equity	123,856	174,710	128,827	(303,538)	123,855
Total liabilities and stockholders' equity	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,617	$ (2,039)	$ 6,559	$ -	$ 9,137
Receivables, net	88,531	888	60,365	-	149,784
Inventories, net	75,003	387	47,346	-	122,736
Deferred tax assets	21,917	2,849	2,341	-	27,107
Other	225	(1,234)	12,870	-	11,861
Due from affiliates	43,183	17,131	5,175	(65,489)	-
Total current assets	233,476	17,982	134,656	(65,489)	320,625
Net capital assets	99,898	8,250	26,960	-	135,108
Goodwill, net of accumulated amortization	176,459	25,280	71,277	-	273,016
Other	27,219	1,675	3,665	-	32,559
Investment in subsidiaries	176,194	130,674	-	(306,868)	-
Total assets	$ 713,246 =======	$ 183,861 =======	$ 236,558 =======	$ (372,357) ========	$ 761,308 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 40,748	$ 543	$ 15,887	$ -	$ 57,178
Accrued liabilities
Salaries, wages, and retirement plan
contributions	10,812	84	4,724	-	15,620
Deferred income on maintenance
agreements	8,648	-	2,469	-	11,117
Accrued distribution allowances	27,046	-	2,450	-	29,496
Restructuring reserve	940	-	1,353	-	2,293
Other	20,767	2,958	13,713	(2,140)	35,298
Notes payable	-	-	9,751	-	9,751
Current maturities of long-term debt	242	-	305	-	547
Due to affiliates	24,635	-	22,811	(47,446)	-
Total current liabilities	133,838	3,585	73,463	(49,586)	161,300
Long-term debt - affiliated			16,561	(16,561)	-
Long-term debt, less current maturities	392,208	-	4,797	-	397,005
Other long-term liabilities	16,045	187	5,261	-	21,493
Deferred tax liabilities	23,476	6,561	3,794	-	33,831
Stockholders' equity:
Common stock	1,962	6	3,518	(3,524)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,268	95,717	155,382	(251,099)	22,268
Retained earnings	166,152	87,900	(12,078)	(75,822)	166,152
Treasury stock	(27,096)	-	-	-	(27,096)
Accumulated other comprehensive income	(15,907)	(10,095)	(14,140)	24,235	(15,907)
Total stockholders' equity	147,679	173,528	132,682	(306,210)	147,679
Total liabilities and stockholders' equity	$ 713,246 =======	$ 183,861 =======	$ 236,558 =======	$ (372,357) ========	$ 761,308 =======

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 527,239	$ -	$ 257,018	$ -	$ 784,257
Affiliated sales	49,272	-	13,176	(62,448)	-
Net sales	576,511	-	270,194	(62,448)	784,257
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	328,371	(28)	169,231	(62,448)	435,126
Inventory rationalizaion and write-down charges	4,885		3,958		8,843
Selling, service and administrative	215,565	16	88,692	-	304,273
Amortization of goodwill and related intangibles	7,971	751	2,043	-	10,765
Restructuring and other:
Restructuring	3,827		3,442		7,269
Other	4,461	-	1,692	-	6,153
Interest expense	35,714	694	2,773	(2,028)	37,153
Other (income) expense	(4,631)	(1,770)	3,275	2,121	(1,005)
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(19,652)	337	(4,912)	(93)	(24,320)
Income tax expense (benefit)	(3,370)	51	(738)	(792)	(4,849)
Income (loss) before undistributed earnings of
wholly owned subsidiaries	(16,282)	286	(4,174)	699	(19,471)
Undistributed earnings (losses) of wholly-owned
subsidiaries	(3,190)	-	-	3,190	-
Net income (loss)	$ (19,472) =======	$ 286 ====	$ (4,174) ======	$ 3,889 =====	$ (19,471) =======
	Year ended December 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 646,389	$ -	$ 264,410	$ -	$ 910,799
Affiliated sales	51,377	-	14,674	(66,051)	-
Net sales	697,766	-	279,084	(66,051)	910,799
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	395,838	(114)	172,030	(66,051)	501,703
Selling, service and administrative	244,563	(30)	94,708	-	339,241
Amortization of goodwill and related intangibles	8,128	755	2,063	-	10,946
Restructuring and other expenses:
Restructuring	(171)	-	1,019	-	848
Other	3,660	-	-	-	3,660
Interest expense	43,860	882	3,567	(2,777)	45,532
Other (income) expense	(3,805)	(2,342)	5,992	2,265	2,110
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	5,693	849	(295)	512	6,759
Income tax expense (benefit)	3,971	543	(188)	-	4,326
Income (loss) before undistributed earnings of
wholly owned subsidiaries	1,722	306	(107)	512	2,433
Undistributed earnings (losses) of wholly-owned
subsidiaries	711	(3,225)	-	2,514	-
Net income (loss)	$ 2,433 =====	$ (2,919) ======	$ (107) =====	$ 3,026 =====	$ 2,433 =====

	Year ended December 31, 1999
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 617,378	$ -	$ 294,772	$ -	$ 912,150
Affiliated sales	52,408	-	43,857	(96,265)	-
Net sales	669,786	-	338,629	(96,265)	912,150
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	400,783	597	228,595	(95,777)	534,198
Inventory rationalization and write-down charges	12,255	-	9,857	-	22,112
Selling, service and administrative	231,952	99	104,641	-	336,692
Amortization of goodwill and related intangibles	8,113	753	2,317	-	11,183
Write-down of intangible and long-lived assets	2,000	-	6,534	-	8,534
Restructuring and other expenses	12,623	-	6,953	-	19,576
Interest expense	41,539	1,652	5,911	(3,442)	45,660
Other (income) expense	(4,643)	(3,153)	4,844	2,365	(587)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(34,836)	52	(31,023)	589	(65,218)
Income tax (benefit) expense	(4,453)	7	(4,063)	(33)	(8,542)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(30,383)	45	(26,960)	622	(56,676)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(26,293)	(29,226)	-	55,519	-
Net (loss) income	$ (56,676) =======	$ (29,181) =======	$ (26,960) =======	$ 56,141 ======	$ (56,676) =======

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2001
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 50,376	$ 2,658	$ (2,268)	$ 50,766
Investing activities:
Capital expenditures	(8,582)	(625)	(5,690)	(14,897)
Payments for acquisitions and investments	(110)	-	-	(110)
Proceeds from sale of plant and equipment	362	8	168	538
Net cash (used in) investing activities	(8,330)	(617)	(5,522)	(14,469)
Financing activities:
Increase (reduction) in intercompany borrowings	(6,639)	-	6,639	-
Proceeds from long-term borrowings-
maturities greater than 90 days	98	-	1,125	1,223
Repayments of long-term debt-
maturities greater than 90 days	(1,862)	-	(321)	(2,183)
Proceeds from long-term borrowings-maturities
greater than 90 days		-	-	-
Net change in borrowings-maturities
of 90 days or less	17,358	-	(4,501)	12,857
(Reduction) in current portion of long-term debt	109	-	(42)	67
Purchase of treasury stock	(17)	-	-	(17)
Proceeds from the exercise of stock options	526	-	-	526
Net cash (used in) financing activities	9,573	-	2,900	12,473
Effect of exchange rates on cash	-	-	2,029	2,029
Net increase (decrease) in cash and cash equivalents	51,619	2,041	(2,861)	50,799
Cash and cash equivalents at the beginning of
the year	4,617	(2,039)	6,559	9,137
Cash and cash equivalents at the end of the year	$ 56,236 ======	$ 2 =====	$ 3,698 =====	$ 59,936 ======

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2000
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 68,592	$ 3,553	$ 2,849	$ 74,994
Investing activities:
Capital expenditures	(13,731)	(588)	(5,290)	(19,609)
Proceeds from sale of plant and equipment	881	-	1,004	1,885
Net cash (used in) investing activities	(12,850)	(588)	(4,286)	(17,724)
Financing activities:
Increase (reduction) in intercompany borrowings	1,764	(4,408)	2,644	-
Repayments of long-term debt-
maturities greater than 90 days	(46,100)	-	-	(46,100)
Proceeds from long-term borrowings-maturities
greater than 90 days	14,012	-	-	14,012
Net change in borrowings-maturities			-
of 90 days or less	(24,770)	-	(2,839)	(27,609)
(Reduction) in current portion of long-term debt	(239)	-	(1,195)	(1,434)
Payments for debt issuance costs	(262)	-	-	(262)
Net cash (used in) financing activities	(55,595)	(4,408)	(1,390)	(61,393)
Effect of exchange rates on cash	-	-	2,192	2,192
Net increase (decrease) in cash and cash equivalents	147	(1,443)	(635)	(1,931)
Cash and cash equivalents at the beginning of
the year	4,469	(596)	7,195	11,068
Cash and cash equivalents at the end of the year	$ 4,616 =====	$ (2,039) ======	$ 6,560 =====	$ 9,137 =====

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 1999
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 88,803	$ 1,330	$ (9,767)	$ -	$ 80,366
Investing activities:
Capital expenditures	(13,429)	(490)	(8,904)	-	(22,823)
Proceeds from sale of plant and equipment	2,477	-	445	-	2,922
Intercompany sale of subsidiaries	-	(786)	786	-	-
Capital contributions to subsidiaries	(49,000)	(43,393)	-	92,393	-
Net cash (used in) investing activities	(59,952)	(44,669)	(7,673)	92,393	(19,901)
Financing activities:
Increase (reduction) in intercompany borrowings	4,503	-	(4,503)	-	-
Proceeds from long-term borrowings-
maturities greater than 90 days	289,000	-	-	-	289,000
Repayments of long-term debt-
maturities greater than 90 days	(180,000)	-	-	-	(180,000)
Net change in borrowings-maturities
of 90 days or less	(138,924)	-	(17,399)	-	(156,323)
Increase (reduction) in current portion of
long-term debt	1,232	-	(5)	-	1,227
Payments for debt issuance costs	(3,498)	-	-	-	(3,498)
Dividends paid	(4,717)	-	-	-	(4,717)
Purchase of treasury stock	(536)	-	-	-	(536)
Proceeds from the exercise of stock options	636	-	-	-	636
Capital contributions from parent companies	-	43,393	49,000	(92,393)	-
Net cash (used in) provided by
financing activities	(32,304)	43,393	27,093	(92,393)	(54,211)
Effect of exchange rates on cash	-	-	(1,281)	-	(1,281)
Net (decrease) increase in cash and cash equivalents	(3,453)	54	8,372	-	4,973
Cash and cash equivalents at the beginning of
the year	4,049	(650)	2,696	-	6,095
Cash and cash equivalents at the end of the year	$ 596 ====	$ (596) =====	$ 11,068 ======	$ - ==	$ 11,068 ======

Part II

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial                         Disclosure

None.

Part III

Item 10.     Directors and Executive Officers of the Registrant

Information required under this Item is contained in the Registrant's 2001 Definitive Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

Information required under this Item is contained in the Registrant's 2001 Definitive Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required under this Item is contained in the Registrant's 2001 Definitive Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is contained in the Registrant's 2001 Definitive Proxy Statement, which is incorporated herein by reference.

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

No. 10:     Material Contracts: Amendment to the Revolving Credit Facility dated as of January 11, 2002. Incorporated by reference to Form 8-K dated January 14, 2002.

No. 20:     Other documents or statements to security holders: Audit Representations of Arthur Andersen LLP.

No. 21:     Subsidiaries of the Registrant.

No. 22:     Definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 31, 2002.

No. 23:     Consent of Arthur Andersen LLP.

            b.     Reports on Form 8-K:   None.

Exhibit 20 - Audit Representations of Arthur Andersen LLP

The financial statements of General Binding Corporation ("GBC") included in this Annual Report on Form 10-K were audited by Arthur Andersen LLP which issued their audit report on March 22, 2002. Arthur Andersen LLP has provided GBC with a letter advising GBC that their audit was subjected to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit, and availability of personnel at foreign affiliates of Arthur Andersen to conduct relevant portions of the audit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL BINDING CORPORATION
By:	/s/ Dennis J. Martin
Dennis J. Martin
Chairman, President and Chief Executive Officer
By:	/s/ Don Civgin
Don Civgin
Senior Vice President and Chief Financial Officer
By:	/s/ Jeffrey F. Hayden
Jeffrey F. Hayden
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Arthur C. Nielsen, Jr.
Arthur C. Nielsen, Jr.
Director
By:	/s/ Gary P. Coughlan
Gary P. Coughlan
Director
By	/s/ Richard U. DeSchutter
Richard U. DeSchutter
Director
By:	/s/ Forrest M. Schneider
Forrest M. Schneider
Director
By:	/s/ Robert J. Stucker
Robert J. Stucker
Director
Dated: March 22, 2002

Schedule II - Valuation and Qualifying Accounts

Allowances for Doubtful Accounts and Sales Returns

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

	Year Ended December 31,
	2001	2000	1999
Balance at beginning of year	$17,400	$ 15,164	$9,871
Additions charged to expense	6,359	4,956	14,395
Deductions - write offs	(5,333)	(4,717)	(8,916)
Other (1)	354	1,997	(186)
Balance at end of year	$18,780 ======	$17,400 ======	$15,164 ======

(1)    Amounts primarily relate to the effects of foreign currency exchange rate changes and          reclassifications to conform with the current presentation.

Exhibit 23 - Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our report included in this Annual Report on Form 10-K, into the Company's previously filed Registration Statement File No. 2-70047.

Arthur Andersen LLP
Chicago, Illinois
March 22, 2002