Form 10-Q
period 2002-03-31
GENERAL BINDING CORP
filed 2002-05-14
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
Outstanding at
Class	May 7, 2002
Common Stock, $0.125 par value	13,445,792
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2002
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(000 omitted)

	March 31, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 18,422	$ 59,936
Receivables, less allowances for doubtful accounts
and sales returns: 2002 - $18,915, 2001 - $18,780	130,918	114,606
Inventories, net	92,447	97,982
Deferred income tax assets	23,411	20,920
Prepaid expenses	7,874	6,502
Other	5,200	5,106
Total current assets	278,272	305,052
Total capital assets at cost	265,364	267,806
Less - accumulated depreciation	(147,968)	(143,194)
Net capital assets	117,396	124,612
Goodwill and other intangible assets, net of accumulated amortization	266,666	266,874
Other	25,459	22,632
Total assets	$ 687,793 =======	$ 719,170 =======
LIABILITIES AND STOCKHOLDERs' EQUITY
Current liabilities:
Accounts payable	$ 49,947	$ 46,665
Accrued liabilities	96,390	85,264
Notes payable	8,007	7,202
Current maturities of long-term debt	390	598
Total current liabilities	154,734	139,729
Long-term debt, less current maturities	360,536	410,668
Other long-term liabilities	22,067	23,052
Deferred income tax liabilities	30,595	21,866
Stockholders' equity:
Common Stock	1,962	1,962
Class B Common Stock	300	300
Additional paid-in capital	22,539	21,640
Treasury stock	(25,933)	(26,284)
Retained earnings	140,812	146,681
Accumulated other comprehensive income	(19,819)	(20,444)
Total stockholders' equity	119,861	123,855
Total liabilities and stockholders' equity	$ 687,793 =======	$ 719,170 =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)

Net sales	172,262	191,800

Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	106,322	118,079
Selling, service and administrative	55,485	60,035
Amortization of goodwill and related intangibles	263	2,686
Restructuring and other:
Restructuring	4,169	-
Other	625	2,511
Interest expense	10,292	10,481
Other expense, net	758	24
Loss before taxes	(5,652)	(2,016)
Income tax expense (benefit)	217	(908)
Net loss	$ (5,869) ======	$ (1,108) ======
Other comprehensive loss:
Foreign currency translation adjustments	(351)	(4,678)
Gain (loss) on derivative financial instruments	976	(2,924)
Comprehensive loss	$ (5,244) ======	$ (8,710) ======
Net income (loss) per common share: (1) (3)
Basic	$ (0.37)	$ (0.07)
Diluted	(0.37)	(0.07)
Dividends declared per common share (1)	$ -	$ -
Weighted average number of common shares outstanding (2)
Basic	15,806	15,726
Diluted	15,806	15,726
(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
(3) If SFAS No. 142 had been implemented at the beginning of 2001, basic and diluted earnings per share would have been $0.01 for the three months ended March 31, 2001.
The accompanying notes to consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$ (5,869)	$ (1,108)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	5,996	5,971
Amortization	1,370	4,160
Restructuring and other expenses	4,794	2,511
Provision for doubtful accounts and sales returns	1,229	1,099
Provision for inventory reserves	1,454	1,377
Non-cash loss on sale of subsidiary	1,150	-
Decrease in non-current deferred taxes	8,707	-
Increase (decrease) in other long-term assets	(3,332)	586
Other	(207)	(1,993)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(17,590)	2,212
Decrease in inventories	3,836	8,245
Increase in other current assets	(1,759)	(1,439)
(Increase) decrease in deferred tax assets	(1,482)	1,040
Increase (decrease) in accounts payable and accrued liabilities	9,046	(14,315)
Increase (decrease) in income taxes payable	1,308	(746)
Net cash provided by operating activities	8,651	7,600
Investing activities:
Capital expenditures	(1,688)	(3,153)
Payments for acquisitions and investments (net of cash acquired)	-	(110)
Proceeds from sale of plant and equipment	35	15
Net cash used in investing activities	(1,653)	(3,248)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	-	-
Repayments of long-term borrowings-maturities greater than 90 days	(49,651)	-
Net change in borrowings-maturities of 90 days or less	760	(6,324)
Reduction in current portion of long-term debt	-	(3)
Proceeds from the exercise of stock options	234	11
Net cash used in financing activities	(48,657)	(6,316)
Effect of exchange rates on cash	145	(1,367)
Net decrease in cash and cash equivalents	(41,514)	(3,331)
Cash and cash equivalents at the beginning of the period	59,936	9,137
Cash and cash equivalents at the end of the period	$ 18,422 ======	$ 5,806 =====
Supplemental disclosure:
Interest paid	$ 2,924	$ 7,200
Income taxes (refunded) paid	(7,500)	127

The accompanying notes to consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of March 31, 2002 and December 31, 2001 and the results of their operations for the three months ended March 31, 2002 and 2001 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Such estimates and management judgement include the allowance for doubtful accounts and sales returns, allowances for slow-moving and obsolete inventory, and long lived assets. Actual results could differ from the estimates used by management.

Certain amounts for prior periods have been reclassified to conform to the 2002 presentation.

(2)     Borrowings

A significant portion of GBC's long-term funding has been provided through its Revolving Credit Facility. The Revolving Credit Facility was amended and restated in January 2002. The maturity date on the majority portion of the Facility was extended until January 13, 2004, and on the remaining portion until July 13, 2004. See Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- for a further discussion of GBC's credit facilities.

GBC's borrowings consist of the following at March 31, 2002 and December 31, 2001; outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

	March 31,	December 31,
	2002	2001
Revolving Credit Facility
U.S. Dollar borrowings - Term A Notes - weighted average floatinginterest rate of 8.78% at March 31, 2002)	$160,390	$ -
U.S. Dollar borrowings - Term B Notes - floating interest rate of 9.72%at March 31, 2002	39,610	-
U.S. Dollar borrowings - weighted average floating interest rate of 5.00% at December 31, 2001	-	249,500
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - floating interest rate of 1.65% at March 31, 2002 and 1.80% at December 31, 2001	6,855	6,855
IRB, due annually from July 1994 to July 2008 - floating interest rate of 1.77% at March 31, 2002 and 1.89% at December 31, 2001	1,300	1,300
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - fixed interest rate of 9.375%	150,000	150,000
Note payable, Dutch Guilder borrowing, due monthly November 1994 to October 2004 - fixed interest rate of 8.85%	587	679
Note payable, Korean Won borrowing, due June 2005 - fixed interest rate of 9.25%	1,666	1,675
Other borrowings	8,525	8,459
Total debt	368,933	418,468
Less-current maturities	(8,397)	(7,800)
Total long-term debt	$360,536 ======	$410,668 ======

(3)     Earnings Per Share

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended March 31,
	2002	2001
Numerator:
Net loss available to common shareholders	$(5,869)	$(1,108)
Denominator:
Denominator for basic earnings per share- weighted average number of common shares outstanding (1)	15,806	15,726
Effect of dilutive securities:
Employee stock options (3)	-	-
Denominator for diluted earnings per share - adjusted weighted-average shares (1) and assumed conversions	15,806	15,726
Earnings (loss) per share - basic (2)	$(0.37) =====	$(0.07) =====
Earnings (loss) per share - diluted (2)	$(0.37) =====	$(0.07) =====

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3) As of March 31, 2002, GBC had 1,388,300 dilutive stock options outstanding. These options were not included in the calculation of earnings per share as they would have been anti-dilutive.

(4)     Restructuring and Other

During the first quarter of 2002, GBC recorded restructuring charges of $4.2 million, which primarily consisted of $3.1 million related to the closure of GBC's Buffalo Grove, Illinois facility and $0.9 million related to the downsizing of a facility in Amelia, Virginia. The restructuring expenses primarily consist of severance and related benefit expenses, asset write-offs, contractual lease payments during the estimated marketing period of the property, and other costs related to the changes at these facilities. The operations currently performed at these locations will be absorbed into existing GBC facilities, and it is expected that these actions will be completed by the end of the third quarter of 2002. As of March 31, 2002, approximately 79 employees have been notified of termination or have already been terminated.

The components of the restructuring expenses are as follows (000 omitted):

	Three months ended March 31,
	2002	2001

Severance and benefit expenses	$1,658	$ -
Asset write-offs and write-downs	1,435	-
Lease expenses	845	-
Other	231	-
Total restructuring expenses	$4,169 =====	$ - ==

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at March 31, 2002 primarily related to asset write-downs, lease expenses, severance, early retirement and other benefit expenses to be paid in future periods.

Changes in the restructuring reserve for the three months ended March 31, 2002 and 2001 were as follows (000 omitted):

	Three months ended March 31,
	2002	2001

Balance - beginning of period	$5,206	$2,293
Provisions	4,169	-
Involuntary termination costs	(618)	(467)
Other cash restructuring charges	(344)	(180)
Non-cash restructuring charges	(10)	(85)
Other (1)	(30)	(75)
Balance - end of period	$8,373 =====	$1,486 =====

(1) Amounts primarily relate to the effects of foreign exchange rate changes.

During 2002 GBC incurred certain other unusual expenses in the amount of $0.6 million related to the facility closures and transitions. In 2001, GBC incurred $2.5 million of other expenses primarily related to contractual severance payments to its former CEO.

(5)    Business Segments

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group's and the Films Group's products and services are sold through direct channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels (resellers) including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The Europe Group distributes the Office Products and Document Finishing Groups' products to customers in Europe.

Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products, as well as selling, general and administrative costs. The All Others category presented below primarily represents expenses of a corporate nature as well as revenues and expenses for certain entities not assigned to one of the other four reportable segments. For internal management purposes and the presentation below, operating income is determined as income before taxes excluding interest expense, goodwill amortization, restructuring and other expenses, and other income and expense.

GBC does not separately identify interest expense or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. As a result of the implementation of SFAS No. 142, goodwill is no longer amortized, and is not included as a component of operating income. The prior periods have been restated for these reporting changes. Segment data is provided below for the three months ended March 31, 2002 and 2001 (000 omitted).

	Unaffiliated Customer Sales		Affiliated Customer Sales
	Three months ended March 31,		Three months ended March 31,
	2002	2001	2002	2001

Document Finishing Group	$ 45,022	$ 50,785	$ 4,512	$ 6,098
Films Group	35,037	39,749	5,070	5,742
Office Products Group	54,788	61,043	587	603
Europe Group	26,512	29,021	3,334	3,526
All Others	10,903	11,202	-	-
Eliminations	-	-	(13,503)	(15,969)
Total	$ 172,262 =======	$ 191,800 =======	$ - ==	$ - ==
	Operating Income (1)		Total Segment Assets
	Three months ended March 31,		March 31,	December 31,
	2002	2001	2002	2001

Document Finishing Group	$ 5,299	$ 6,498	$ 159,966	$ 167,467
Films Group	6,019	5,980	229,880	222,701
Office Products Group	5,710	7,899	412,575	402,479
Europe Group	846	192	123,316	119,644
All Others	(7,682)	(7,146)	289,061	337,474
Eliminations	-	-	(527,005)	(530,595)
Total	$ 10,192 ======	$ 13,423 ======	$ 687,793 =======	$ 719,170 =======

(1) Operating income as presented above excludes restructuring and other expenses, interest expense, and other income and expense. Goodwill amortization has been excluded from the 2001 amounts.

GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers; however, the loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

  Financial information for the three months ended March 31, 2002 and 2001, by geographical area is summarized below (000 omitted).

	Unaffiliated Customer Sales		Long-lived Assets
	Three months ended March 31,		March 31,	December 31,
	2002	2001	2002	2001

United States	$ 109,367	$ 125,022	$ 474,493	$ 472,391
Europe	35,079	38,013	21,392	22,933
Other International	27,816	28,765	18,940	20,182
Eliminations	-	-	(105,306)	(101,388)
Total	$ 172,262 =======	$ 191,800 =======	$ 409,519 =======	$ 414,118 ======

(6)    New Accounting Standards

Effective January 1, 2002, GBC implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. GBC previously recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior year's results have been restated for this change. The impact on the prior year's first quarter was to reduce both net sales and selling service and administrative expenses by $18.9 million. There is no impact on operating income.

(7)     Goodwill and Other Intangible Assets

Effective January 1, 2002, GBC implemented SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.'s 141 and 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The following table reconciles net income and basic earnings per share to amounts that would have been reported if SFAS No. 142 had been implemented as of January 1, 2001 (000 omitted except per share data):

	Three months ended March 31,
	2002	2001
Net income:
Net income (loss), as reported	$(5,869)	$(1,108)
Goodwill amortization, net of taxes	-	1,332
Adjusted net income (loss)	$(5,869) ======	$ 224 ====
Earnings per share:
Basic and diluted earnings (loss) per share, as reported	$(0.37)	$(0.07)
Goodwill amortization	-	0.08
Adjusted basic and diluted earnings (loss) per share	$(0.37) =====	$ 0.01 ====

GBC's carrying values for goodwill by business segment as of March 31, 2002 and December 31, 2001 are summarized below (000 omitted). The change in the carrying amount for goodwill between December 31, 2001 and March 31, 2002 is related to changes in foreign currency exchange rates.

	Carrying Amount
	March 31, 2002	December 31, 2001
Document Finishing Group	$ 1,293	$ 1,293
Films Group	5,838	5,834
Office Products Group	218,415	218,415
Europe Group	3,228	3,277
Other	32,602	32,428
Total	$261,376 ======	$261,247 ======

GBC's consolidated other intangible assets as of March 31, 2002 and December 31, 2001 are summarized below (000 omitted).

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Customer agreements and Relationships	$7,000	$7,000	$(2,541)	$(2,353)
Patents	1,464	1,464	(658)	(584)
Non-compete agreements	1,500	1,500	(1,475)	(1,400)
Total	$9,964 ====	$9,964 ====	$(4,674) ======	$(4,337) ======

Amortization expense related to GBC's other intangible assets will be $1,147, $1,047, $1,047, $754, and $754 for the fiscal years ended December 31, 2002 through 2006.

GBC is in the process of testing its goodwill balances to determine whether such assets are impaired. Based upon the testing performed, GBC expects to record a one-time, non-cash impairment charge between $80 and $110 million during 2002, primarily related to the impairment of goodwill in the Office Products Group. In addition, SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite lives are not amortized. As of March 31, 2002, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

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

Consolidating Balance Sheets (000 omitted)

	March 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 12,455	$ 2	$ 5,965	$ -	$ 18,422
Receivables, net	68,858	(12)	62,072	-	130,918
Inventories, net	54,755	132	37,560	-	92,447
Deferred tax assets	16,700	5,010	1,701	-	23,411
Other	3,072	13	9,989	-	13,074
Due from affiliates	29,496	19,389	2,042	(50,927)	-
Total current assets	185,336	24,534	119,329	(50,927)	278,272
Net capital assets	83,852	7,595	25,949	-	117,396
Goodwill and other intangible assets, net	174,203	24,071	68,392	-	266,666
Other	17,058	4,674	3,727	-	25,459
Investment in subsidiaries	176,110	136,325	-	(312,435)	-
Total assets	$ 636,559 =======	$ 197,199 =======	$ 217,397 =======	$ (363,362) ========	$ 687,793 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 34,052	$ 773	$ 15,122	$ -	$ 49,947
Accrued liabilities	64,086	2,738	29,566		96,390
Notes payable	-	-	8,007	-	8,007
Current maturities of long-term debt	150	-	240	-	390
Due to affiliates	24,556	-	12,870	(37,426)	-
Total current liabilities	122,844	3,511	65,805	(37,426)	154,734
Long-term debt - affiliated	-	-	10,661	(10,661)	-
Long-term debt, less current maturities	358,005	-	2,531	-	360,536
Other long-term liabilities	17,209	187	4,671	-	22,067
Deferred tax liabilities	18,640	8,568	3,387	-	30,595
Stockholders' equity:
Common Stock	1,962	5	2,332	(2,337)	1,962
Class B Common Stock	300	-	-	-	300
Additional paid-in capital	22,539	92,472	166,300	(258,772)	22,539
Treasury stock	(25,933)	-	-	-	(25,933)
Retained earnings	140,812	111,296	(18,913)	(92,383)	140,812
Accumulated other comprehensive income	(19,819)	(18,840)	(19,377)	38,217	(19,819)
Total stockholders' equity	119,861	184,933	130,342	(315,275)	119,861
Total liabilities and stockholders' equity	$ 636,559 =======	$ 197,199 =======	$ 217,397 =======	$ (363,362) ========	$ 687,793 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 56,236	$ 2	$ 3,698	$ -	$ 59,936
Receivables, net	57,381	(12)	57,237	-	114,606
Inventories, net	58,633	296	39,723	(670)	97,982
Deferred tax assets	14,390	5,010	728	792	20,920
Other	3,199	22	8,387	-	11,608
Due from affiliates	37,524	20,118	(106)	(57,536)	-
Total current assets	227,363	25,436	109,667	(57,414)	305,052
Net capital assets	87,789	7,693	29,130	-	124,612
Goodwill and other intangible assets, net	174,541	24,071	68,262	-	266,874
Other	13,757	3,436	6,436	(997)	22,632
Investment in subsidiaries	175,682	125,556	-	(301,238)	-
Total assets	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,785	$ 605	$ 15,275	$ -	$ 46,665
Accrued liabilities	63,468	2,122	19,603	71	85,264
Notes payable	1	-	7,201	-	7,202
Current maturities of long-term debt	351	-	247	-	598
Due to affiliates	24,601	-	14,707	(39,308)	-
Total current liabilities	119,206	2,727	57,033	(39,237)	139,729
Long-term debt - affiliated			16,874	(16,874)	-
Long-term debt, less current maturities	407,803	-	2,865	-	410,668
Other long-term liabilities	18,170	187	4,695	-	23,052
Deferred tax liabilities	10,097	8,568	3,201	-	21,866
Stockholders' equity:
Common stock	1,962	5	3,518	(3,523)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,640	92,145	161,206	(253,351)	21,640
Treasury stock	(26,284)	-	-	-	(26,284)
Retained earnings	146,681	100,343	(16,838)	(83,505)	146,681
Accumulated other comprehensive income	(20,443)	(17,783)	(19,059)	36,841	(20,444)
Total stockholders' equity	123,856	174,710	128,827	(303,538)	123,855
Total liabilities and stockholders' equity	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======

Consolidating Income Statements (000 omitted)
Three months ended March 31, 2002
Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 109,367	$ -	$ 62,895	$ -	$ 172,262
Affiliated sales	10,404	-	3,800	(14,204)	-
Net sales	119,771	-	66,695	(14,204)	172,262
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	77,075	77	43,374	(14,204)	106,322
Selling, service and administrative	36,916	(10)	18,579	-	55,485
Amortization of goodwill and related intangibles	263	-	-	-	263
Restructuring and other:
Restructuring	4,061	-	108	-	4,169
Other	625	-	-	-	625
Interest expense	10,010	89	580	(387)	10,292
Other (income) expense	156	(281)	496	387	758
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(9,335)	125	3,558	-	(5,652)
Income tax expense (benefit)	(2,720)	1,336	1,601	-	217
Income (loss) before undistributed earnings of
wholly owned subsidiaries	(6,615)	(1,211)	1,957	-	(5,869)
Undistributed earnings (losses) of wholly-owned
subsidiaries	749	2,840	-	(3,589)	-
Net income (loss)	$ (5,866) ======	$ 1,629 =====	$ 1,957 =====	$ (3,589) ======	$ (5,869) ======
Three months ended March 31, 2001
Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 125,022	$ -	$ 66,778	$ -	$ 191,800
Affiliated sales	12,783	-	2,419	(15,202)	-
Net sales	137,805	-	69,197	(15,202)	191,800
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	88,036	119	45,126	(15,202)	118,079
Selling, service and administrative	39,309	(41)	20,767	-	60,035
Amortization of goodwill and related intangibles	1,997	188	501	-	2,686
Restructuring and other expenses:
Restructuring	2,511	-	-	-	2,511
Other	-	-	-	-	-
Interest expense	10,130	245	824	(718)	10,481
Other (income) expense	(2,215)	(426)	1,947	718	24
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(1,963)	(85)	32	-	(2,016)
Income tax expense (benefit)	(826)	(96)	14	-	(908)
Income (loss) before undistributed earnings of
wholly owned subsidiaries	(1,137)	11	18	-	(1,108)
Undistributed earnings (losses) of wholly-owned
subsidiaries	29	(128)	-	99	-
Net income (loss)	$ (1,108) ======	$ (117) =====	$ 18 ===	$ 99 ===	$ (1,108) ======

Consolidating Statement of Cash Flows (000 omitted)
	Three months ended March 31, 2002
			Non-
	Parent	Guarantors	Guarantors	Consolidated
Net cash provided by operating activities	$ 208	$ 157	$ 8,286	$ 8,651
Investing activities:
Capital expenditures	(962)	(157)	(569)	(1,688)
Proceeds from sale of plant and equipment	27	-	8	35
Net cash (used in) investing activities	(935)	(157)	(561)	(1,653)
Financing activities:
Increase (reduction) in intercompany borrowings	6,213	-	(6,213)	-
Repayments of long-term debt-
maturities greater than 90 days	(49,500)	-	(151)	(49,651)
Proceeds from long-term borrowings-maturities
greater than 90 days	-	-	-	-
Net change in borrowings-maturities
of 90 days or less	-	-	760	760
(Reduction) in current portion of long-term debt	-	-	-	-
Payments for debt issuance costs	234	-	-	234
Net cash (used in) financing activities	(43,053)	-	(5,604)	(48,657)
Effect of exchange rates on cash	-	-	145	145
Net increase (decrease) in cash and cash equivalents	(43,780)	-	2,266	(41,514)
Cash and cash equivalents at the beginning of
the period	56,236	2	3,698	59,936
Cash and cash equivalents at the end of the period	$ 12,456 ======	$ 2 ==	$ 5,964 =====	$ 18,422 ======

Consolidating Statement of Cash Flows (000 omitted)

	Three months ended March 31, 2001
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 3,783	$ 1,208	$ 2,609	$ 7,600
Investing activities:
Capital expenditures	(1,623)	(24)	(1,506)	(3,153)
Payments for acquisitions and investments	(110)	-	-	(110)
Proceeds from sale of plant and equipment	13	-	2	15
Net cash used in investing activities	(1,720)	(24)	(1,504)	(3,248)
Financing activities:
Increase (reduction) in intercompany borrowings	261	859	(1,120)	-
Proceeds from long-term borrowings-
maturities greater than 90 days	-	-	-	-
Repayments of long-term debt-
maturities greater than 90 days	-	-	-	-
Proceeds from long-term borrowings-maturities
greater than 90 days		-	-	-
Net change in borrowings-maturities
of 90 days or less	(6,363)	-	39	(6,324)
Reduction in current portion of long-term debt	-	-	(3)	(3)
Purchase of treasury stock	-	-	-	-
Proceeds from the exercise of stock options	11	-	-	11
Net cash (used in) provided by financing activities	(6,091)	859	(1,084)	(6,316)
Effect of exchange rates on cash	-	-	(1,367)	(1,367)
Net increase (decrease) in cash and cash equivalents	(4,028)	2,043	(1,346)	(3,331)
Cash and cash equivalents at the beginning of
the period	4,616	(2,039)	6,560	9,137
Cash and cash equivalents at the end of the period	$ 588 ====	$ 4 ==	$ 5,214 =====	$ 5,806 =====

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                    of Operations

The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

Results of Operations - Quarter Ended March 31, 2002 compared to Quarter Ended March 31, 2001

Sales

GBC's net sales for the first quarter of 2002 decreased 10.2% to $172.3 million compared to the first quarter of 2001. The Company's sales have continued to be negatively impacted by weak economic conditions in the U.S. and in Europe. As discussed in Note 6 to the Condensed Consolidated Financial Statements, GBC implemented a new accounting standard ("EITF 01-09") in the first quarter of 2002 which requires that certain sales incentives be recorded as a reduction of sales. Previously these amounts were recorded as operating expenses. The results for the first quarter of 2001 have been restated for this new accounting standard. Net sales by business segment are summarized below (000 omitted):

	Three months ended March 31,
	2002	2001

Document Finishing Group	$ 45,022	$ 50,785
Films Group	35,037	39,749
Office Products Group	54,788	61,043
Europe Group	26,512	29,021
Other	10,903	11,202
Net Sales	$172,262 =======	$191,800 ======

Sales for the Document Finishing Group decreased by $5.8 million or 11.3% in the first quarter of 2002 when compared to the prior year. The Group was negatively impacted by continuing weak equipment sales as a result of lower corporate capital spending, along with lower sales of custom supply products due to reduced corporate spending on meetings and training. The Film Group's sales decreased $4.7 million or 11.9% for the quarter compared to 2001. The sales decline was primarily due to lower sales of commercial laminating and digital print finishing supplies in the U.S. market. Sales of commercial laminating films continue to be impacted by weakness in the publishing market, while the digital print finishing business has experienced lower corporate spending for advertising, trade shows and media presentations. The Office Products Group's sales decreased $6.3 million or 10.2% for the quarter. The decrease was primarily related to lower sales of writing boards and other visual communications products in the U.S., and to a lesser extent, to lower sales of paper shredders. Net sales in Europe decreased $2.5 million or 8.6% in 2002 compared to 2001. Approximately half of the sales decline was due to planned customer and product rationalization, while the remainder was a result of overall economic weakness in Europe.

Gross Margins, Costs and Expenses

Despite the decline in the sales, GBC's overall gross profit margin in the first quarter of 2002 remained relatively flat compared to the first quarter of 2001. The gross profit margin in the Document Finishing and Films Groups increased slightly compared to the prior year as a result of continuing cost management programs and pricing initiatives. The Office Products Group's gross profit margins declined slightly due to unfavorable manufacturing variances resulting from lower sales volume. Gross profit margins in Europe remained relatively constant compared to the prior year.

Selling, service and administrative expenses decreased $4.6 million or 7.7% in the first quarter of 2002 compared to 2001. The decreases occurred in each segment due to lower variable selling expenses and cost management programs. Selling, service and administrative expenses as a percentage of sales, increased to 32.2% in the first quarter of 2002 from 31.3% in 2001 due to the significant decline in sales.

Operating Income

Operating income for GBC's business segments is summarized below (000 omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense. Goodwill amortization has also been excluded from the 2001 amounts.

	Operating Income Three months ended March 31,
	2002	2001

Document Finishing Group	$ 5,299	$ 6,498
Films Group	6,019	5,980
Office Products Group	5,710	7,899
Europe Group	846	192
Other (1)	(7,682)	(7,146)
Operating income	$10,192 =====	$13,423 =====

(1) Other includes shared expenses not allocated to the specific segments, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for the first quarter of 2002 decreased 24.1% or $3.2 million compared to the first quarter of 2001. Operating income in the Document Finishing Group decreased $1.2 million as higher gross profit margins and lower selling, service and administrative expenses did not offset the lower level of sales. The Films Group's operating income was approximately flat in 2002 compared to 2001, as higher gross profit margins and lower selling, service and administrative expenses offset the reduced level of gross profit from the lower sales level. Operating income in the Office Products Group decreased by $2.2 million in the first quarter of 2002 due to the lower level of sales coupled with unfavorable manufacturing variances. Primarily due to lower selling, service, and administrative expenses, operating income in Europe increased by $0.7 million.

Effective January 1, 2002, GBC implemented SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets for current and future periods. Prior periods are not restated for this change. As a result, while there was no goodwill amortization reported in the first quarter of 2002, the first quarter of 2001 included goodwill amortization of approximately $2.4 million.

Restructuring and Other

During the first quarter of 2002, GBC recorded $3.4 million of after-tax charges ($4.8 million pre-tax), or $0.21 per share for restructuring and other expenses related to the closure of a plant in Illinois and the downsizing of a facility in Virginia. In 2001, GBC recorded an after-tax charges of $1.4 million ($2.5 million pre-tax) or $0.09 per share primarily related to contractual severance payments to the Company's former CEO.

Interest Expense

Interest expense decreased by $0.2 million to $10.3 million in the first quarter of 2002 compared to 2001. Higher interest rate spreads in 2002 on the Company's Revolving Credit Facility were offset by lower borrowings and lower base rates (LIBOR).

Other Expense

In 2002, other expense includes a non-cash loss of $1.1 million (or $0.07 per share) on the sale of a non-strategic facility.

Income Taxes

GBC recorded income tax expense of $0.2 million for the first quarter of 2002 on a pre-tax loss of $5.7 million. The tax provision was impacted by the restructuring and other charges that were recorded during the quarter, as well as changes in U.S. tax laws. Due to new tax legislation signed into law on March 9, 2002, GBC was able to carryback its 2001 current domestic tax loss to 1996 and 1997. The carryback resulted in a $7.5 million tax refund that was received in March 2002. GBC's 2001 income tax benefit was computed based on the U.S. tax law in existence at the time it was prepared, which assumed that the loss would be carried forward to future tax years. The carryback reduced previously utilized tax credits that had been factored into the computation of the tax provision in the earlier years. Those tax credits were converted into deferred tax assets which the Company is now unable to use before the end of the carryover period. The resulting write-off of deferred tax assets created additional tax expense of $1.5 million (or $0.10 per share), which was recorded in the first quarter of 2002.

GBC's worldwide effective tax rate for the first quarter of 2001 was a benefit of 45.0%.

Net Loss

GBC incurred a net loss of $5.9 million for the first quarter of 2002 ($0.37 per share), compared to a net loss of $1.1 million in the first quarter of 2001 ($0.07 per share). The net loss in the first quarter of 2002 was primarily due to the restructuring and other expenses recorded during the quarter. The following table reconciles GBC's results from basic earnings per share to earnings per share before special items and goodwill amortization.

	Three months ended March 31,
	2002	2001
Net loss per share (basic)	$(0.37)	$(0.07)
Restructuring (1)	0.17	-
Other cash and non-cash charges (1)	0.11	0.09
Income tax adjustment (2)	0.10	-
Net income per share, before special items	0.01	0.02
Goodwill amortization	-	0.08
Net income per share before special items and goodwill amortization	$0.01 ====	$0.10 ===

(1) See Note 4 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other charges. As discussed under "Other Expense," GBC incurred a non-cash loss on the sale of a non-strategic facility in the first quarter of 2002.

(2) As discussed under "Income Taxes," under new tax legislation, GBC carried back its 2001 domestic tax loss to prior years, which resulted in a write-off of certain deferred tax assets.

The change in net income before restructuring and other charges and goodwill amortization is primarily attributable to a lower level of sales in the first quarter of 2002.

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

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Credit Facility"), as amended and restated in November 1999 and January 2002. The Facility provides for a total of $290 million of revolving credit borrowings. The maturity date on approximately $250 million of available borrowings was extended to January 13, 2004, with the remaining portion due July 13, 2004. As a result of the amendment and restatement in January 2002, the Credit Facility now provides for significantly higher interest rates than those payable under the previous facility, which were a reflection of the bank credit market conditions at the time the Facility's maturity was extended. Interest rates on the Credit Facility are set at LIBOR plus 7%, except that term loans expiring July 13, 2004 carry a rate of LIBOR plus 8%. GBC has entered into interest rate swap agreements to hedge a portion of its LIBOR ("floating rate") interest exposure under the Credit Facility. Outstanding borrowings under the Credit Facility totaled $200.0 million at March 31, 2002.

As a result of the amendment and restatement of the Credit Facility in January 2002, GBC is subject to certain financial covenants beginning with the first quarter of 2002. Under the most restrictive covenants, GBC must meet certain minimum EBITDA targets, as well as leverage and interest coverage hurdles. A copy of the amended Credit Facility can be found in the Company's current Report on Form 8-K dated January 14, 2002. In addition to the restrictive covenants, future credit availability will be based on a "Borrowing Base" comprised of certain of its trade receivables and inventory. There are also restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Substantially all of the assets of General Binding

 Corporation and its domestic subsidiaries remain pledged as collateral, as well as a portion of the equity in certain foreign subsidiaries.

As of March 31, 2002, GBC was in compliance with all covenants under the Credit Facility.

The Company expects to remain in compliance with the covenants under the Credit Facility based upon its current financial forecast. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions and that certain objectives of the Company's profit improvement plan ("Operational Excellence Program") will be achieved. If the economic prospects in the economies in which GBC does business and/or certain goals and objectives of the Operational Excellence Program are not met, it is possible that the Company will fail one or more of its covenants. If GBC was unable to obtain an amendment to the facility or a waiver of any covenant violation(s), the Company's liquidity would be adversely impacted to a significant degree.

Cash provided by operating activities was $8.7 million for the three months ended March 31, 2002, compared to $7.6 million for 2001. Included in the results of 2002 was an income tax refund of approximately $7.5 million.

Net cash used in investing activities was $1.6 million during 2002, compared to $3.2 million in 2001. Lower capital expenditures ($1.5 million) in 2002 were the primary reason for the change.

Net cash used in financing activities was $48.7 million during 2002, compared to $6.3 million during 2001. In order to ensure adequate liquidity while the amendment of the Revolving Credit Facility was being negotiated, GBC maintained higher than normal short-term investments through additional borrowings at December 31, 2001. After the Credit Facility extension was completed, GBC used its the excess cash and investment balances to repay approximately $52.8 million of borrowings under the Credit Facility.

GBC has been restricted from paying dividends under the terms of the 1999 amendment and restatement of the Credit Facility, and therefore no dividends were paid during 2001 and the first quarter of 2002.

New Accounting Standards

Effective January 1, 2002, GBC has implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. Previously, GBC recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior year's results have been restated for this change. There has been no change to operating income; however, operating margins have increased.

Effective January 1, 2002, GBC implemented SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.'s 141 and 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Implementation of this standard resulted in the elimination of approximately $2.4 million of amortization expense of goodwill for the first quarter of 2002. In addition, GBC expects to record a one-time, non-cash impairment charge between $80 and $110 million in 2002.

Forward Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products, document finishing and film lamination markets, the effects of economic conditions, the issues associated with the restructuring of certain of GBC's operations, the ability of GBC's distributors to successfully market and sell the Company's products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.

Part II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form-8K

                    (a)    Exhibits: None.

                    (b)    Reports on Form 8-K:

        Changes in Registrant's Certifying Accountant dated April 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL BINDING CORPORATION
By:	/s/ Jeffrey F. Hayden
Jeffrey F. Hayden
Corporate Controller

May 14, 2002