Form 10-Q/A
period 2002-03-31
GENERAL BINDING CORP
filed 2002-05-15
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Current Report

GBC has filed an amended Report on Form 10-Q for the quarter ended March 31, 2002.  The purpose of the filing was to correct the PDF document attached to the original filing, which will enable users to print a complete copy of this report.  There have been no changes to the 10-Q as originally filed on May 14, 2002.

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

May 15, 2002