Form 10-Q
period 2002-06-30
GENERAL BINDING CORP
filed 2002-08-13
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Outstanding at
Class	August 1, 2002
Common Stock, $0.125 par value	13,526,667
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2002
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$ 174,336	$ 180,670	$ 346,598	$ 372,470
Cost of sales:
Product cost of sales, including development
and engineering	103,990	111,305	210,240	229,384
Inventory rationalization and write-down charges	600	-	672	-
Selling, service and administrative	58,315	57,281	113,800	117,316
Amortization of goodwill and related intangibles	214	2,683	477	5,369
Restructuring and other:
Restructuring	961	2,424	5,130	2,424
Other	133	1,964	758	4,475
Interest expense	9,953	9,302	20,245	19,783
Other (income) expense, net	(1,560)	81	(802)	105
Income (loss) before income taxes and cumulative
effect of accounting change, net of tax	1,730	(4,370)	(3,922)	(6,386)
Income tax benefit	(367)	(50)	(150)	(958)
Cumulative effect of accounting change, net of taxes	-	-	79,024	-
Net income (loss)	$ 2,097 =====	$ (4,320) ======	$ (82,796) =======	$ (5,428) ======
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	5,000	1,229	4,647	(3,449)
(Loss) income on derivative financial instruments	(2,274)	786	(1,296)	(2,138)
Comprehensive income (loss)	$ 4,823 =====	$ (2,305) ======	$ (79,445) =======	$ (11,015) =======
Earnings per common share (basic and diluted): (1)
Before cumulative effect of accounting change	$ 0.13	$ (0.27)	$ (0.24)	$ (0.34)
Cumulative effect of accounting change	-	-	4.99	-
Net income (loss) per common share (basic and diluted)	$ 0.13 ====	$ (0.27) =====	$ (5.23) =====	$ (0.34) =====
Weighted average number of common shares outstanding: (2)
Basic	15,868	15,740	15,838	15,734
Diluted	16,528	15,740	15,838	15,734
(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(000 omitted)

	June 30,	December 31,
	2002	2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 19,362	$ 59,936
Receivables, less allowances for doubtful accounts
and sales returns: 2002 - $20,051, 2001 - $18,780	126,913	114,606
Inventories:
Raw materials	18,323	26,318
Work in process	6,637	4,162
Finished goods	64,780	67,502
Total inventories	89,740	97,982
Deferred tax assets	27,010	20,920
Other	9,123	11,608
Total current assets	272,148	305,052
Total capital assets at cost	272,659	267,806
Less - accumulated depreciation	(156,207)	(143,194)
Net capital assets	116,452	124,612
Goodwill and other intangible assets, net of
accumulated amortization	156,704	266,874
Other	27,832	22,632
Total assets	$ 573,136 =======	$ 719,170 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 46,168	$ 46,665
Accrued liabilities	90,767	85,264
Notes payable	8,905	7,202
Current maturities of long-term debt	419	598
Total current liabilities	146,259	139,729
Long-term debt, less current maturities	350,754	410,668
Other long-term liabilities	26,394	23,052
Deferred tax liabilities	2,762	21,866
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	22,370	21,640
Treasury stock	(24,911)	(26,284)
Retained earnings	63,885	146,681
Accumulated other comprehensive income	(16,639)	(20,444)
Total stockholders' equity	46,967	123,855
Total liabilities and stockholders' equity	$ 573,136 =======	$ 719,170 =======
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$ (82,796)	$ (5,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	79,024	-
Depreciation	12,268	11,880
Amortization	2,840	8,402
Restructuring and other	5,888	6,899
Provision for doubtful accounts and sales returns	2,210	1,766
Provision for inventory reserves	2,973	3,069
Non-cash loss on sale of subsidiary	1,150	-
Increase in non-current deferred taxes	8,387	-
Increase in other long-term assets	(3,829)	(1,437)
Other	2,833	(2,423)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(10,201)	3,996
Decrease in inventories	8,033	10,197
Decrease (increase)in other current assets	2,169	(3,078)
(Increase) decrease in deferred tax assets	(6,033)	1,091
Decrease in accounts payable and accrued liabilities	(5,030)	(20,115)
Increase (decrease) in income taxes payable	3,540	(432)
Net cash provided by operating activities	23,426	14,387
Investing activities:
Capital expenditures	(4,191)	(7,269)
Payments for acquisitions and investments	-	(110)
Proceeds from sale of subsidiary	470	-
Proceeds from sale of plant and equipment	52	52
Net cash used in investing activities	(3,669)	(7,327)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	-	1,224
Repayments of long-term debt-maturities greater than 90 days	(59,713)	(1,155)
Net change in borrowings-maturities of 90 days or less	756	(15,112)
Reduction in current portion of long-term debt	(5)	(6)
Purchases of treasury stock	-	(17)
Proceeds from the exercise of stock options	921	406
Net cash used in financing activities	(58,041)	(14,660)
Effect of exchange rates on cash	(2,290)	2,835
Net decrease in cash and cash equivalents	(40,574)	(4,765)
Cash and cash equivalents at the beginning of the year	59,936	9,137
Cash and cash equivalents at the end of the period	$ 19,362 ======	$ 4,372 =====
Supplemental disclosure:
Interest paid	$ 15,465	$ 19,175
Income taxes refunded	(7,401)	(127)
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of June 30, 2002 and December 31, 2001 and the results of their operations for the three and six months ended June 30, 2002 and 2001 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Such estimates and management judgement include, among others, the allowance for doubtful accounts and sales returns, allowances for slow-moving and obsolete inventory, and long lived assets. Actual results could differ from the estimates used by management.

Certain amounts for prior periods have been reclassified to conform to the 2002 presentation.

(2)     Borrowings

A significant portion of GBC's long-term funding has been provided through its Revolving Credit Facility. The Revolving Credit Facility was amended and restated in January 2002. The maturity date on the majority portion of the Revolving Credit Facility was extended until January 13, 2004, and on the remaining portion until July 13, 2004. See Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- for a further discussion of GBC's credit facilities.

GBC's borrowings consist of the following at June 30, 2002 and December 31, 2001; outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

	June 30,	December 31,
	2002	2001
Revolving Credit Facility
U.S. Dollar borrowings - Term A Notes - (weighted average floating interest rate of 8.94% at June 30, 2002)	$150,390	-
U.S. Dollar borrowings - Term B Notes - (floating interest rate of 9.97% at June 30, 2002)	39,610	-
U.S. Dollar borrowings - (weighted average floating interest rate of 5.00% at December 31, 2001)	-	$249,500
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.40% at June 30, 2002 and 1.80% at December 31, 2001)	6,855	6,855
IRB, due annually from July 1994 to July 2008 - (floating interest rate of 1.54% at June 30, 2002 and 1.89% at December 31, 2001)	1,300	1,300
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowing, due monthly November 1994 to October 2004 - (fixed interest rate of 8.85%)	603	679
Note payable, Korean Won borrowing, due June 2005 - (fixed interest rate of 9.25%)	1,829	1,675
Other borrowings	9,491	8,459
Total debt	360,078	418,468
Less-current maturities	(9,324)	(7,800)
Total long-term debt	$350,754 ======	$410,668 ======

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss) available to common shareholders	$ 2,097 =====	$ (4,320) ======	$ (82,796) =======	$ (5,428) ======
Denominator:
Denominator for basic earnings per share - weighted
average number of common shares outstanding (1)	15,868	15,740	15,838	15,734
Effect of dilutive securities (3):
Employee stock options	594	-	-	-
Restricted stock units	66	-	-	-
Denominator for diluted earnings per share - adjusted
weighted-average shares (1) and assumed conversions	16,528 =====	15,740 =====	15,838 =====	15,734 =====
Earnings (loss) per share - basic (2)	$ 0.13 ====	$ (0.27) =====	$ (5.23) =====	$ (0.34) =====
Earnings (loss) per share - diluted (2)	$ 0.13 ====	$ (0.27) =====	$ (5.23) =====	$ (0.34) =====
(1)	Weighted average shares includes both Common Stock and Class B Common Stock.
(2)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3)	As of June 30, 2002, GBC had 2,064,865 stock options and restricted stock units outstanding with an exercise or
	conversion price below the market value on that date.

(4)     Restructuring and Other

During the first half of 2002, GBC recorded restructuring charges of $5.1 million, which primarily consisted of $3.1 million related to the closure of GBC's Buffalo Grove, Illinois facility, $0.9 million related to the downsizing of a facility in Amelia, Virginia and approximately $1.0 million related to the reorganization of certain Corporate and other support functions. The restructuring expenses primarily consist of severance and related benefit expenses, asset write-offs, contractual lease payments, and other costs related to the changes at these facilities. The operations currently performed at these locations will be absorbed into existing GBC facilities, and it is anticipated that these actions should be completed during the fourth quarter of 2002. As of June 30, 2002, approximately 141 employees have been notified of termination of their employment or have already been terminated.

The components of the restructuring expenses are as follows (000 omitted):

	Six months ended June 30,
	2002	2001
Severance and benefit expenses	$2,619	$1,630
Asset write-offs and write-downs	1,435	-
Lease expenses	845	-
Other	231	794
Total restructuring expenses	$5,130 =====	$2,424 =====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at June 30, 2002 primarily related to asset write-downs, lease expenses, severance, early retirement and other benefit expenses to be paid in future periods.

Changes in the restructuring reserve for the six months ended June 30, 2002 and 2001 were as follows (000 omitted):

	Six months ended June 30,
	2002	2001
Balance - beginning of year	$5,206	$2,293
Provisions	5,130	2,424
Severance and related payments	(2,417)	(601)
Other cash restructuring charges	(460)	(192)
Non-cash restructuring charges	(9)	36
Other (1)	65	(189)
Balance - end of period	$7,515 =====	$3,771 =====

          (1) Amounts primarily relate to the effects of foreign exchange rate changes.

During 2002, GBC incurred $0.8 million of special charges related to costs associated with the transition of production from the closed/down-sized facilities to other GBC facilities. In 2001, GBC incurred $4.5 million of other expenses primarily related to contractual severance payments to its former CEO, transition expenses for GBC's new Chairman, and severance costs to be paid to the Company's former CFO.

(5)     Business Segments

  In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group's and the Films Group's products and services are sold through direct and dealer channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual communications products and desktop accessories through indirect channels (resellers) including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The Europe Group distributes the Office Products and Document Finishing Groups' products to customers in Europe.

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

  GBC does not separately identify interest expense or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. As a result of the implementation of SFAS No. 142 (see Note 6 New Accounting Standards), goodwill is no longer amortized, and is not included as a component of operating income. The prior periods have been restated for these reporting changes. Segment data is provided below for the three and six months ended June 30, 2002 and 2001 (000 omitted).

	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (1)
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001
Document Finishing Group	$ 47,033	$ 51,084	$ 4,896	$ 6,176	$ 5,374	$ 6,307
Films Group	36,690	39,052	6,516	5,784	6,967	6,921
Office Products Group	57,802	55,343	524	965	6,511	5,301
Europe Group	22,362	24,591	4,207	3,661	(682)	(451)
All Others	10,449	10,600	-	-	(6,353)	(6,258)
Eliminations	-	-	(16,143)	(16,586)	-	-
Total	$ 174,336 =======	$ 180,670 =======	$ - ==	$ - ==	$ 11,817 ======	$ 11,820 ======
	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (1)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001	2002	2001
Document Finishing Group	$ 92,055	$ 101,869	$ 9,408	$ 12,274	$ 10,718	$ 12,805
Films Group	71,727	78,801	11,586	11,526	12,986	12,901
Office Products Group	112,590	116,386	1,111	1,568	12,232	13,200
Europe Group	48,874	53,612	7,541	7,187	180	(259)
All Others	21,352	21,802	-	-	(14,035)	(13,404)
Eliminations	-	-	(29,646)	(32,555)	-	-
Total	$ 346,598 =======	$ 372,470 =======	$ - ==	$ - ==	$ 22,081 ======	$ 25,243 ======
9
	Total Segment Assets
	June 30,	December 31,
	2002	2001
Document Finishing Group	$ 165,891	$ 167,467
Films Group	239,839	222,701
Office Products Group	282,300	402,479
Europe Group	136,097	119,644
All Others	296,799	337,474
Eliminations	(547,790)	(530,595)
Total	$ 573,136 =======	$ 719,170 =======

  (1)     Operating income as presented above excludes restructuring and other expenses, interest expense, and other income and expense. Goodwill amortization has been excluded from the 2001 amounts.

  GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers; however, the loss of, or major reduction in business or failure to collect receivables from one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

  Financial information for the three and six months ended June 30, 2002 and 2001, by geographical area is summarized below (000 omitted).

	Unaffiliated Customer Sales		Unaffiliated Customer Sales		Long-lived Assets
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2002	2001	2002	2001	2002	2001
United States	$ 115,137	$ 119,010	$ 224,504	$ 244,032	$ 366,245	$ 472,391
Europe	31,817	33,509	66,896	71,522	20,871	22,933
Other International	27,382	28,151	55,198	56,916	21,937	20,182
Eliminations	-	-	-	-	(108,065)	(101,388)
Total	$ 174,336 =======	$ 180,670 =======	$ 346,598 =======	$ 372,470 =======	$ 300,988 =======	$ 414,118 =======

(6)      New Accounting Standards

EITF Issue No. 01-09

Effective January 1, 2002, GBC implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. GBC previously recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior year's results have been restated for this change. The impact on the prior year's results was to reduce both net sales and selling service and administrative expenses by $36.6 and $17.7 million for the six months and three months ended June 30, 2001, respectively. There has been no change to operating income as a result of the implementation of this standard, however, operating income margins have increased.

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

In accordance with SFAS No. 142, GBC tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax) effective January 1, 2002, primarily related to the impairment of goodwill in the Office Products Group. In addition, SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite lives are not amortized. As of June 30, 2002, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

The following table reconciles net income, basic and diluted earnings per share to amounts that would have been reported if SFAS No. 142 had been implemented as of January 1, 2001 (000 omitted except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income:
Net income (loss), as reported	$2,097	$(4,320)	$(82,796)	$(5,428)
Cumulative effect of accounting change	-	-	79,024	-
Goodwill amortization, net of taxes	-	2,392	-	4,117
Adjusted net income (loss)	$2,097 =====	$(1,928) ======	$ (3,772) ======	$(1,311) ======

Earnings per share:
Basic and diluted earnings (loss) per share, as reported	$0.13	$(0.27)	$(5.23)	$(0.34)
Cumulative effect of accounting change	-	-	4.99	-
Goodwill amortization	-	0.15	-	0.26
Adjusted basic and diluted earnings (loss) per share	$0.13 ====	$(0.12) =====	$(0.24) =====	$(0.08) =====

GBC's carrying values for goodwill by business segment as of June 30, 2002 and December 31, 2001 are summarized below (000 omitted). The change in the carrying amount for goodwill between December 31, 2001 and June 30, 2002 is related to the impairment charge of goodwill and changes in foreign currency exchange rates.

	Carrying Amount
	June 30, 2002	December 31, 2001
Document Finishing Group	$ 1,302	$ 1,293
Films Group	5,897	5,834
Office Products Group	112,525	218,415
Europe Group	446	3,277
Other	31,532	32,428
Total	$151,702 ======	$261,247 ======

GBC's consolidated other intangible assets as of June 30, 2002 and December 31, 2001 are summarized below (000 omitted):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Customer agreements and Relationships	$7,000	$7,000	$(2,730)	$(2,353)
Patents	1,464	1,464	(732)	(584)
Non-compete agreements	1,500	1,500	(1,500)	(1,400)
Total	$9,964 =====	$9,964 =====	$(4,962) =====	$(4,337) =====

Amortization expense related to GBC's other intangible assets is summarized below.

Fiscal year ended December 31,	Amortization Expense
2002	$1,147
2003	1,047
2004	1,047
2005	754
2006	754

As noted above, the impairment charge associated with the implementation of SFAS No. 142 is effective January 1, 2002. Under the transition provisions of SFAS No. 142, the Company is reflecting the adjustment in its second quarter 2002 financial statements. If the adjustment had been recorded in GBC's first quarter 2002 financial statements, the following would have been reported (000 omitted, except per share data):

	As reported	Adjusted
Loss before income taxes and cumulative effect of accounting changes, net of tax	$(5,652)	$ (5,652)
Income tax expense	(217)	(217)
Cumulative effect of accounting change, net of tax	-	(79,024)
Net loss	$(5,869) ======	$(84,893) =======

Earnings per common share (basic and diluted):
Before cumulative effect of accounting change	$(0.37)	$(0.37)
Cumulative effect of accounting change	-	(4.99)
Net loss after cumulative effect of accounting change	$(0.37) =====	$(5.36) =====

(7)     Income Taxes

In the second quarter of 2002, the Company settled a U.S. Federal income tax claim, which resulted in a reduction to GBC's income tax provisions of $0.9 million. As a result of new U.S. Federal tax legislation, the Company was able to obtain a tax refund in the first quarter of 2002 (see Management Discussion and Analysis for a detailed discussion of this issue). The cash refund amounted to $7.5 million, however, the Company's income tax provision was negatively impacted by $1.5 million due to a deferred tax asset write-off associated with the refund.

(8)     Contingencies

As indicated in GBC's 2001 Annual Report on Form 10-K, GBC is continuing to review its investment in a joint venture in India and is exploring potential options with regard to a possible exit of this investment.  If GBC decides to withdraw from its business in India, it is possible that the entire investment could be written-off through a non-cash charge.  This venture had a book value of approximately $1.2 million as of June 30, 2002.

(9)     Subsidiary Guarantor Information

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

Consolidating Balance Sheets (000 omitted)
	June 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 15,010	$ 2	$ 4,350	$ -	$ 19,362
Receivables, net	66,457	4	60,452	-	126,913
Inventories, net	48,693	361	40,686	-	89,740
Deferred tax assets	23,548	1,531	1,931	-	27,010
Other	2,521	-	6,602	-	9,123
Due from affiliates	19,128	23,975	7,616	(50,719)	-
Total current assets	175,357	25,873	121,637	(50,719)	272,148
Net capital assets	80,802	7,248	28,402	-	116,452
Goodwill and other intangibles, net of
accumulated amortization	128,062	22,394	6,248	-	156,704
Other	6,696	15,862	5,274	-	27,832
Investment in subsidiaries	123,031	153,978	-	(277,009)	-
Total assets	$ 513,948 =======	$ 225,355 =======	$ 161,561 =======	$ (327,728) ========	$ 573,136 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 29,437	$ 1,098	$ 15,633	$ -	$ 46,168
Accrued liabilities	62,087	2,699	25,981	-	90,767
Notes payable	-	-	8,905	-	8,905
Current maturities of long-term debt	150	-	269	-	419
Due to affiliates	24,093	-	16,391	(40,484)	-
Total current liabilities	115,767	3,797	67,179	(40,484)	146,259
Long-term debt - affiliated	-	-	8,345	(8,345)	-
Long-term debt, less current maturities	348,005	-	2,749	-	350,754
Other long-term liabilities	21,037	186	5,171	-	26,394
Deferred tax liabilities	(454)	-	3,216	-	2,762
Stockholders' equity:					-
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,370	88,086	166,300	(254,386)	22,370
Retained earnings	46,511	147,426	(79,170)	(50,882)	63,885
Treasury stock	(24,911)	-	-	-	(24,911)
Accumulated other comprehensive
income	(16,639)	(14,145)	(14,561)	28,706	(16,639)
Total stockholders' equity	29,593	221,372	74,901	(278,899)	46,967
Total liabilities and stockholders' equity	$ 513,948 =======	$ 225,355 =======	$ 161,561 =======	$ (327,728) ========	$ 573,136 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 56,236	$ 2	$ 3,698	$ -	$ 59,936
Receivables, net	57,381	(12)	57,237	-	114,606
Inventories, net	58,633	296	39,723	(670)	97,982
Deferred tax assets	14,390	5,010	728	792	20,920
Other	3,199	22	8,387	-	11,608
Due from affiliates	37,524	20,118	(106)	(57,536)	-
Total current assets	227,363	25,436	109,667	(57,414)	305,052
Net capital assets	87,789	7,693	29,130	-	124,612
Goodwill and other intangibles, net of
accumulated amortization	174,541	24,071	68,262	-	266,874
Other	13,757	3,436	6,436	(997)	22,632
Investment in subsidiaries	175,682	125,556	-	(301,238)	-
Total assets	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,785	$ 605	$ 15,275	$ -	$ 46,665
Accrued liabilities	63,469	2,122	19,603	70	85,264
Notes payable	1	-	7,201	-	7,202
Current maturities of long-term debt	351	-	247	-	598
Due to affiliates	24,601	-	14,707	(39,308)	-
Total current liabilities	119,207	2,727	57,033	(39,238)	139,729
Long-term debt - affiliated	-	-	16,874	(16,874)	-
Long-term debt, less current maturities	407,803	-	2,865	-	410,668
Other long-term liabilities	18,170	187	4,695	-	23,052
Deferred tax liabilities	10,097	8,568	3,201	-	21,866
Stockholders' equity:
Common stock	1,962	5	3,518	(3,523)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,640	92,145	161,206	(253,351)	21,640
Retained earnings	146,681	100,343	(16,838)	(83,505)	146,681
Treasury stock	(26,284)	-	-	-	(26,284)
Accumulated other comprehensive
income	(20,444)	(17,783)	(19,059)	36,842	(20,444)
Total stockholders' equity	123,855	174,710	128,827	(303,537)	123,855
Total liabilities and stockholders' equity	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======

Consolidating Income Statements (000 omitted)
	Three months ended June 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 115,137	$ -	$ 59,199	$ -	$ 174,336
Affiliated sales	4,610	-	5,245	(9,855)	-
Net sales	119,747	-	64,444	(9,855)	174,336
Cost of sales:
	Product cost of sales, including development
and engineering	72,658	(99)	41,286	(9,855)	103,990
Inventory rationalization and write-down charges	600	-	-	-	600
Selling, service and administrative	39,356	17	18,942	-	58,315
Amortization of goodwill and related intangibles	214	-	-	-	214
Restructuring and other:
Restructuring	782	-	179	-	961
Other	133	-	-	-	133
Interest expense	9,734	59	594	(434)	9,953
Other (income) expense	(71)	(973)	(950)	434	(1,560)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(3,659)	996	4,393	-	1,730
Income (benefits) taxes	(1,514)	(830)	1,977	-	(367)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(2,145)	1,826	2,416	-	2,097
Undistributed earnings (losses) of wholly-owned
subsidiaries	4,242	(950)	-	(3,292)	-
Net income (loss)	$ 2,097 =====	$ 876 ====	$ 2,416 =====	$ (3,292) ======	$ 2,097 =====

	Three months ended June 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 119,011	$ -	$ 61,659	$ -	$ 180,670
Affiliated sales	12,184	-	2,688	(14,872)	-
Net sales	131,195	-	64,347	(14,872)	180,670
Cost of sales, including development and
engineering	84,192	(35)	42,020	(14,872)	111,305
Selling, service and administrative	37,807	53	19,421	-	57,281
Amortization of goodwill and related intangibles	1,998	187	498	-	2,683
Restructuring and other:
Restructuring	330	-	2,094	-	2,424
Other	1,964	-	-	-	1,964
Interest expense	8,874	174	774	(520)	9,302
Other (income) expense	(719)	(444)	724	520	81
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(3,251)	65	(1,184)	-	(4,370)
Income (benefits) taxes	(104)	241	(187)	-	(50)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(3,147)	(176)	(997)	-	(4,320)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(1,173)	1,018	-	155	-
Net (loss) income	$ (4,320) ======	$ 842 ====	$ (997) =====	$ 155 ====	$ (4,320) ======

	Six months ended June 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 224,504	$ -	$ 122,094	$ -	$ 346,598
Affiliated sales	15,014	-	9,045	(24,059)	-
Net sales	239,518	-	131,139	(24,059)	346,598
Cost of sales:
Product cost of sales, including development
and engineering	149,661	(22)	84,660	(24,059)	210,240
Inventory rationalization and write-down charges	672	-	-	-	672
Selling, service and administrative	76,272	7	37,521	-	113,800
Amortization of goodwill and related intangibles	477	-	-	-	477
Restructuring and other:
Restructuring	4,843	-	287	-	5,130
Other	758	-	-	-	758
Interest expense	19,747	145	1,174	(821)	20,245
Other expense (income)	85	(1,254)	(454)	821	(802)
(Loss) income before taxes, cumulative accounting
change and undistributed earnings of wholly
owned subsidiaries	(12,997)	1,124	7,951	-	(3,922)
Income (benefits) taxes	(4,234)	506	3,578	-	(150)
Cumulative effect of accounting change, net of taxes	34,428	(21,695)	66,291	-	79,024
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(43,191)	22,313	(61,918)	-	(82,796)
Undistributed earnings (losses) of wholly-owned
subsidiaries	(39,605)	1,890	-	37,715	-
Net (loss) income	$ (82,796) =======	$ 24,203 ======	$ (61,918) =======	$ 37,715 ======	$ (82,796) =======

	Six months ended June 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 244,033	$ -	$ 128,437	$ -	$ 372,470
Affiliated sales	24,967	-	5,107	(30,074)	-
Net sales	269,000	-	133,544	(30,074)	372,470
Cost of sales, including development and
engineering	172,228	84	87,146	(30,074)	229,384
Selling, service and administrative	77,116	12	40,188	-	117,316
Amortization of goodwill and related intangibles	3,995	375	999	-	5,369
Restructuring and other:
Restructuring	330	-	2,094	-	2,424
Other	4,475	-	-	-	4,475
Interest expense	19,004	419	1,598	(1,238)	19,783
Other (income) expense	(2,934)	(870)	2,671	1,238	105
(Loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(5,214)	(20)	(1,152)	-	(6,386)
Income (benefits) taxes	(930)	145	(173)	-	(958)
(Loss) before undistributed earnings of
wholly owned subsidiaries	(4,284)	(165)	(979)	-	(5,428)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(1,144)	890	-	254	-
Net (loss) income	$ (5,428) ======	$ 725 ====	$ (979) =====	$ 254 ====	$ (5,428) ======

Consolidating Statement of Cash Flows (000 omitted)

	Six months ended June 30, 2002
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 10,550	$ 261	$ 12,615	$ 23,426
Investing activities:
Capital expenditures	(2,228)	(261)	(1,702)	(4,191)
Proceeds from sale of subsidiary	470	-	-	470
Proceeds from sale of plant and equipment	32	-	20	52
Net cash used in investing activities	(1,726)	(261)	(1,682)	(3,669)
Financing activities:
Increase (reduction) in intercompany borrowings	8,529	-	(8,529)	-
Repayments of long-term debt-
maturaties greater than 90 days	(59,500)	-	(213)	(59,713)
Net change in borrowings-maturities of 90 days or less	-	-	756	756
Reduction in current portion of long-term debt	-	-	(5)	(5)
Proceeds from the exercise of stock options	921	-	-	921
Net cash used in financing activities	(50,050)	-	(7,991)	(58,041)
Effect of exchange rates on cash	-	-	(2,290)	(2,290)
Net (decrease) increase in cash & cash equivalents	(41,226)	-	652	(40,574)
Cash and cash equivalents at the beginning of the year	56,236	2	3,698	59,936
Cash and cash equivalents at the end of the period	$15,010 ======	$2 ==	$4,350 =====	$19,362 ======

	Six months ended June 30, 2001
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$ 16,390	$ (216)	$ (1,787)	$ 14,387
Investing activities:
Capital expenditures	(4,088)	(114)	(3,067)	(7,269)
Payments of acquisitions and investments	(110)	-	-	(110)
Proceeds from sale of plant and equipment	18	-	34	52
Net cash used in investing activities	(4,180)	(114)	(3,033)	(7,327)
Financing activities:
Increase (reduction) in intercompany borrowings	1,488	-	(1,488)	-
Proceeds from long-term borrowings-
maturities greater than 90 days	98	-	1,126	1,224
Repayments of long-term debt-
maturities greater than 90 days	(1,038)	-	(117)	(1,155)
Reduction in current portion of long-term debt	-	-	(6)	(6)
Net change in borrowings-maturities of 90 days or less	(13,978)	-	(1,134)	(15,112)
Purchase of treasury stock	(17)	-	-	(17)
Proceeds from the exercise of stock options	406	-	-	406
Net cash used in financing activities	(13,041)	-	(1,619)	(14,660)
Effect of exchange rates on cash	-	-	2,835	2,835
Net decrease in cash & cash equivalents	(831)	(330)	(3,604)	(4,765)
Cash and cash equivalents at the beginning of the year	4,616	(2,039)	6,560	9,137
Cash and cash equivalents at the end of the period	$ 3,785 =====	$ (2,369) ======	$ 2,956 =====	$ 4,372 =====

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

Results of Operations -Quarter Ended June 30, 2002 compared to Quarter Ended June 30, 2001

Sales

GBC's net sales for the second quarter of 2002 decreased 3.5% to $174.3 million compared to the second quarter of 2001. The Company's sales have continued to be negatively impacted by weak economic conditions in the U.S. and in Europe. Net sales by business segment are summarized below (000 omitted):

	Three months ended June 30,
	2002	2001
Document Finishing Group	$ 47,033	$ 51,084
Films Group	36,690	39,052
Office Products Group	57,802	55,343
Europe Group	22,362	24,591
Other	10,449	10,600
Net Sales	$174,336 ======	$180,670 ======

Sales for the Document Finishing Group decreased by $4.1 million or 7.9% in the second quarter of 2002 when compared to the prior year. The Group was negatively impacted by continuing weak equipment sales as a result of lower corporate capital spending, along with lower sales of custom supply products due to reduced corporate spending on meetings and training. The Films Group's sales decreased $2.4 million or 6.0% for the quarter compared to 2001. The sales decline was primarily due to lower sales of commercial laminating and digital print finishing supplies in the U.S. market. Sales of commercial laminating films continue to be impacted by weakness in the publishing market, while the digital print finishing business has experienced lower corporate spending for advertising, trade shows and media presentations. The Office Products Group's sales increased $2.5 million or 4.4% for the quarter. The increase was primarily related to stronger sales of lamination supplies and visual communications products in the U.S., which were partially offset by lower equipment sales. Net sales in Europe decreased $2.2 million or 9.1% in 2002 compared to 2001, reflecting general business weakness, impacting both equipment and supply sales, as well as planned product and customer rationalization.

Gross Margins, Costs and Expenses

GBC's overall gross profit margin in the second quarter of 2002 increased to 40.4% compared to 38.4% in the second quarter of 2001, and 38.3% in the first quarter of 2002. The gross profit margin percentages increased in all segments compared to the prior year as a result of cost management programs and pricing initiatives, even though sales volumes declined.

Selling, service and administrative expenses increased $1.0 million in the second quarter of 2002 compared to 2001. The increases in spending were primarily due to higher variable selling expenses, and planned higher expenditures on marketing activities for the Office Products Group. Selling, service and administrative expenses, as a percentage of sales, increased to 33.4% in the second quarter of 2002 from 31.7% in 2001 primarily due to the lower sales level.

Operating Income

Operating income for GBC's business segments is summarized below (000 omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense. Goodwill amortization has also been excluded from the 2001 amounts.

	Operating Income Three months ended June 30,
	2002	2001
Document Finishing Group	$ 5,374	$ 6,307
Films Group	6,967	6,921
Office Products Group	6,511	5,301
Europe Group	(682)	(451)
Other (1)	(6,353)	(6,258)
Operating income	$11,817 =====	$11,820 =====

(1)     Other includes shared expenses not allocated to the specific segments, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for the second quarter of 2002 remained relatively flat compared to the second quarter of 2001. Operating income in the Document Finishing Group decreased $0.9 million as lower selling, service and administrative expenses did not fully offset the lower level of sales. The Films Group operating income remained relatively flat in 2002 compared to 2001, as higher gross profit margins offset slightly higher selling, service and administrative expenses. The Office Products Group's operating income increased by $1.2 million due to higher gross profit margins and higher sales, partially offset by higher selling, service and administrative expenses. As a result of the lower sales level in Europe, the operating loss increased by $0.2 million.

Inventory Rationalization

In the second quarter 2002, GBC recorded an inventory charge of $0.6 million related to the Office Product Group. This charge relates to GBC's product line rationalization and reflects an adjustment to the realizable value for certain products which the Company decided to discontinue in 2001.

Amortization of Goodwill and Other Intangibles

Effective January 1, 2002, GBC implemented SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets for current and future periods. Prior periods are not restated for this change. As a result, there was no goodwill amortization reported in the second quarter of 2002, while the second quarter of 2001 included goodwill amortization of approximately $2.4 million.

Restructuring and Other

During the second quarter of 2002, GBC recorded a $0.3 million after-tax restructuring charge ($1.0 million pre-tax), or $0.03 per share, primarily related to the reorganization of certain Corporate support functions. In 2001, GBC recorded after-tax restructuring charges of $2.4 million ($2.4 million pre-tax), or $0.15 per share, primarily related to the closure of warehouse and administrative facilities in Germany.

During the second quarter in 2002, GBC recorded a $0.1 million charge for other severance costs. In the second quarter of 2001, administrative expenses in the Corporate office were higher due to charges of approximately $2.0 million, primarily related to transition expenses for GBC's new Chairman and CEO and severance costs which were to be paid to GBC's former Chief Financial Officer.

Interest Expense

Interest expense increased by $0.7 million to $10.0 million in the second quarter of 2002 compared to 2001. Higher effective interest rates in 2002 on GBC's Revolving Credit Facility were only partially offset by lower borrowings.

Other (Income) Expense

In 2002, other income includes net interest income of $0.9 million (or $0.03 per share) received in conjunction with the settlement of a U.S. Federal income tax refund claim and $0.5 million (or $0.03 per share) in exchange gains due to the weakening U.S. dollar and the translation of U.S. dollar liabilities.

Income Taxes

GBC recorded an income tax benefit of $0.4 million for the second quarter of 2002 on pre-tax income of $1.7 million, resulting in an effective tax rate of 21%. The tax provision was favorably impacted by a $0.9 million refund received from the settlement of the U.S. Federal income tax claim mentioned in the preceding paragraph. In addition, the provision was impacted by the mix of earnings and losses in GBC's international subsidiaries.

GBC's worldwide effective tax rate for the second quarter of 2001 was a benefit of 1.1%. This rate was significantly impacted by restructuring and other charges, as well as the income and losses experienced in certain foreign jurisdictions.

Net Income (Loss)

GBC generated net income of $2.1 million for the second quarter of 2002 ($0.13 per share), compared to a net loss of $4.3 million in the second quarter of 2001 ($0.27 per share). The net loss in the second quarter of 2001 was primarily due to the restructuring and other expenses recorded during that quarter. The following table reconciles GBC's results from basic earnings per share to earnings per share before special items and goodwill amortization.

	Three months ended June 30,
	2002	2001
Net income (loss) per share (basic)	$0.13	$(0.27)
Goodwill amortization	-	0.15
Net income (loss) per share, before goodwill amortization	0.13	(0.12)
Restructuring (1)	0.03	0.15
Inventory rationalization and write-down charges (1)	0.03	-
Other charges (1)	-	0.12
Income tax adjustments (2)	(0.09)	-
Net income per share, before special items	$0.10 ====	$0.15 ====
(1)    See Note 4 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other charges. As discussed under "Inventory Rationalization," during the second quarter of 2002, GBC recorded a write-down charge related to the Office Products Group. As discussed under "Other Expense," GBC incurred charges related to severance payments during the second quarter of 2001.

(2)    As discussed under "Income Taxes," GBC settled an outstanding US Federal income tax claim, which reduced its income tax provision by approximately $0.9 million and also resulted in $0.9 million of interest income on the refund.

The change in net income per share before restructuring and other charges, and goodwill amortization is primarily attributable to the lower level of sales in the second quarter of 2002.

Six Months Ended June 30, 2002 compared to Six Months June 30, 2001

Sales

Net sales for the first half of 2002 decreased 6.9% to $346.6 million, compared to the first half of 2001. Net sales by business segment are summarized below (000's omitted):

	Six months ended June 30,
	2002	2001
Document Finishing Group	$ 92,055	$ 101,869
Films Group	71,727	78,801
Office Products Group	112,590	116,386
Europe Group	48,874	53,612
Other	21,352	21,802
Net sales	$346,598 ======	$372,470 ======

Sales for the Document Finishing Group decreased by $9.8 million or 9.6% during the first half of 2002 when compared to the first half of 2001. The Group was negatively impacted by continuing weak equipment sales as a result of lower corporate capital spending, along with lower sales of custom supply products due to reduced corporate spending on meetings and training. The Films Group's sales decreased by $7.1 million or 9.0% in the first half of 2002 when compared to the first half of 2001. The sales decline was primarily due to lower sales of commercial laminating and digital print finishing supplies in the U.S. market. Sales of commercial laminating films continue to be impacted by weakness in the publishing market, while the digital print finishing business has experienced lower corporate spending for advertising, trade shows and media presentations. The Office Products Group's sales decreased by $3.8 million or 3.3% in the first half of 2002 when compared to the first half of 2001, primarily due to lower sales of writing boards and other visual communications products in the U.S. Net sales in Europe decreased by $4.7 million or 8.8% in the first half of 2002 when compared to the first half of 2001, partially due to planned customer and product rationalization, along with overall economic weakness in Europe.

Gross Margins, Costs and Expenses

Despite the decline in sales, GBC's overall gross profit margin in the first half of 2002 increased by 0.9 percentage points to 39.3% compared to the 38.4% gross profit margin for the first half of 2001. Gross profit margin percentages increased in all segments except "Other" for the first six months of 2002. Improved gross margins primarily related to realized savings as a result of continuing cost management programs and pricing initiatives.

Selling, service and administrative expenses decreased $3.5 million in the first half of 2002 when compared to the first half of 2001. The decrease occurred in each segment, except in the Office Product Group, due to lower variable selling expenses and cost management programs. Selling, service and administrative expenses increased within the Office Product Group due to higher planned marketing costs during the first half of 2002 when compared to 2001. However, as a percentage of sales, selling, service and administrative expenses increased slightly in the first half of 2002 compared to 2001 due to the decline in sales.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring expenses, interest expense, and other income and expense. Goodwill amortization has also been excluded from the 2001 amounts.

	Operating Income Six months ended June 30,
	2002	2001
Document Finishing Group	$ 10,718	$ 12,805
Films Group	12,986	12,901
Office Products Group	12,232	13,200
Europe Group	180	(259)
Other	(14,035)	(13,404)
Operating income	$ 22,081 ======	$25,243 ======

Operating income for the first half of 2002 decreased 12.5% or $3.2 million compared to the first half of 2001. Operating income in the Document Finishing Group decreased $2.1 million as lower selling, service and administrative expenses and higher gross margin percentages did not fully offset the lower level of sales. Operating income for the Films Group increased slightly due to higher gross margin percentages and lower selling, service and administrative expenses. Operating income in the Office Products Group decreased $1.0 million during the first half of 2002 compared to 2001 due to the lower level of sales, along with planned higher marketing expenses. The Europe Group's operating income during the first half of 2002 compared to an operating loss in 2001 was due to lower selling, service and administrative expenses.

Inventory Rationalization

During 2002, GBC recorded inventory charges of approximately $0.7 million primarily related to the Office Products Group. This charge relates to GBC's product line rationalization and reflects an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001.

Amortization of Goodwill and Other Intangibles

Effective January 1, 2002, GBC implemented SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets for current and future periods. Prior periods are not restated for this change. As a result, there was no goodwill amortization reported in the first half of 2002, while the first half of 2001 included goodwill amortization of approximately $4.8 million.

Restructuring and Other

During the first half of 2002, GBC recorded an after-tax restructuring charge of $3.2 million ($5.1 million pre-tax), or $0.20 per share, for expenses for the restructuring related to the closure of the Buffalo Grove, Illinois plant, downsizing of a facility in Amelia, Virginia and charges related to reorganization of certain Corporate support functions. During the first half of 2001, GBC recorded a $2.1 million after-tax charge ($2.4 million pre-tax), or $0.13 per share, for restructuring expenses primarily related to the closure of warehouse and administrative facilities in Germany.

In the first half of 2002, GBC recorded $0.8 million in other expenses primarily related to costs associated with the transition of production from the closed/down-sized facilities to other GBC facilities. During the first half of 2001, administrative expenses in the Corporate office were higher due to special charges of approximately $4.5 million, primarily related to contractual severance payments to GBC's former CEO, transition expenses for its new Chairman, and severance costs to be paid to the Company's former Chief Financial Officer.

Interest Expense

Interest expense increased by $0.5 million to $20.2 million in the first half of 2002. The increase in interest expense resulted from higher effective interest rates during the first half of 2002 on GBC's Revolving Credit Facility, which were only partially offset by lower average borrowings.

Other (Income) Expense

In 2002, GBC recorded a non-cash loss of $1.1 million (or $0.07 per share) on the sale of a previously closed facility in Mexico. This loss was offset by net interest income of $0.9 million (or $0.03 per share) received in connection with the settlement of a US Federal income tax refund claim, as well as currency gains recognized in 2002 due to the weakening US dollar and the translation of US dollar liabilities.

Income Taxes

GBC recorded an income tax benefit of $0.2 million for the first six months of 2002 on a pre-tax loss of $3.9 million. The tax provision was impacted by the receipt of a $0.9 million income tax refund in the second quarter of 2002, the write-off of $1.5 million in deferred tax assets in the first quarter of 2002, along with the mix of earnings and losses in GBC's international subsidiaries.

Due to new tax legislation signed into law on March 9, 2002, GBC was able to carry back its 2001 current domestic tax loss to 1996 and 1997. The carry back resulted in a $7.5 million tax refund that was received in March 2002. GBC's 2001 income tax benefit was computed based on the U.S. tax law in existence at the time it was prepared, which assumed that the loss would be carried forward to future tax years. The carry back reduced previously utilized tax credits that had been factored into the computation of the tax provision in the earlier years. Those tax credits were converted into deferred tax assets which GBC is now unable to use before the end of the carryover period. The resulting write-off of deferred tax assets created additional tax expense of $1.5 million (or $0.10 per share), which was recorded in the first quarter of 2002. In addition, during the second quarter of 2002, GBC settled an outstanding U.S. Federal income tax contingency. As a result of that settlement, a refund of approximately $0.9 million in taxes was received and recorded as a reduction to GBC's income tax provision.

GBC's worldwide effective tax rate for the first six months of 2001 was a benefit of 15.0%. This rate was significantly impacted by the mix of earnings and losses in certain foreign countries where GBC operates.

Cumulative Effect of Accounting Change

In 2002, GBC implemented SFAS No. 142, "Goodwill and other Intangible Assets", which subjected goodwill to a new fair-value based impairment test. As a result of applying the new impairment tests, GBC recorded a non-cash impairment charge of $110 million, and an offsetting tax benefit of $31 million. This charge was recorded as of January 1, 2002 and primarily related to the impairment of goodwill in the Office Products Group.

Net (Loss) Income

GBC reported a net loss of $82.8 million for the first half of 2002 ($5.23 per share) compared to net loss of $5.4 million ($0. 34 per share) reported in the first half of 2001. The 2002 net loss includes a non-cash goodwill impairment charge of $79 million, net of taxes. The change in the 2002 net loss, before the impairment charge, compared to 2001, was primarily due to the restructuring and other expenses recorded in 2002. The following table reconciles GBC's results from basic earnings per share to earnings per share before special items and goodwill amortization.

	Six months ended June 30,
	2002	2001

Net loss per share (basic)	$(5.23)	$(0.34)
Cumulative effect of accounting change (1)	4.99	-
Goodwill amortization	-	0.26
Net loss per share, before effect of accounting change and goodwill amortization	(0.24)	(0.08)
Restructuring (2)	0.20	0.13
Inventory rationalization and write-down charges (3)	0.03	-
Other charges (2)	0.10	0.24
Income tax adjustments (4)	0.01	-
Net income per share, before effect of accounting change and special items	$0.10 ====	$0.29 ====

(1)     See Note 6 to the Condensed Consolidated Financial Statements for a discussion of accounting change.
(2)     See Note 4 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other charges.
(3)     As discussed under "Inventory Rationalization," in 2002, GBC recorded a write-down charge related to the Office Products Group.
(4)     As discussed under "Income Taxes," GBC settled an outstanding US Federal income tax claim, which reduced its income tax provision by $0.9 million and also resulted in $0.9 million of interest income on the refund. Income tax expense was increased by $1.5 million due to changes in the U.S. tax laws.

Liquidity and Capital Resources

Management assesses GBC's liquidity in terms of its overall borrowing capacity and ability to generate cash from operations to fund its operating and investing activities. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, customer financing requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms. GBC's primary sources of liquidity and capital resources are internally-generated cash flows, borrowings under GBC's revolving credit facilities and short-term borrowings from banks.

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Credit Facility"), as amended and restated in November 1999 and January 2002.

The 2002 amendment and restatement initially provided for a total of $290 million of availability comprised of a $90 million revolving credit facility and term loans totaling $200 million. The maturity date on approximately $250 million of available borrowings is January 13, 2004, with the remaining portion due July 13, 2004. Outstanding borrowings under the Credit Facility totaled $190.0 million at June 30, 2002. The term loans have subsequently been reduced to $180 million due to an additional $10 million of prepayments made in July 2002. As a result of the amendment and restatement in January 2002, the Credit Facility now provides for significantly higher interest rates than those payable under the previous facility, which were a reflection of the bank credit market conditions at the time the Credit Facility's maturity was extended. Interest rates on the Credit Facility are set at LIBOR plus 7%, except that term loans expiring July 13, 2004 carry a rate of LIBOR plus 8%. GBC has entered into interest rate swap agreements to hedge a portion of its LIBOR ("floating rate") interest exposure under the Credit Facility. The one month LIBOR rate at June 30, 2002 was approximately 1.84%. Any increase in LIBOR would result in increased interest expense on the unhedged portion of GBC's floating rate debt.

As a result of the amendment and restatement of the Credit Facility in January 2002, GBC became subject to certain financial covenants beginning with the first quarter of 2002. Under the most restrictive of these covenants, GBC must meet certain minimum EBITDA targets, as well as leverage and interest coverage hurdles. A copy of the amended Credit Facility can be found in the Company's Report on Form 8-K dated January 14, 2002. In addition to the restrictive covenants, future credit availability will be based on a "Borrowing Base" comprised of certain of its trade receivables and inventory. There are also restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Pursuant to the Credit Facility, substantially all of the assets of General Binding Corporation and its domestic subsidiaries remain pledged as collateral, as well as a portion of the equity in certain foreign subsidiaries.

As of June 30, 2002, GBC was in compliance with all covenants under the Credit Facility.

GBC expects to remain in compliance with the covenants under the Credit Facility based upon its current financial forecast. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions and that certain objectives of GBC's profit improvement plan ("Operational Excellence Program") will be achieved. If the economic prospects in the economies in which GBC does business and/or certain goals and objectives of the Operational Excellence Program are not met, it is possible that GBC will fail one or more of its covenants. If GBC was unable to obtain an amendment to the Credit Facility or a waiver of any covenant violation(s), GBC's liquidity would be materially adversely impacted.

Cash provided by operating activities was $23.4 million for the six months ended June 30, 2002, compared to $14.4 million for the same period in 2001. Included in the results of 2002 were income tax refunds of approximately $8.4 million.

Net cash used in investing activities was $3.6 million for the six months ended June 30, 2002, compared to $7.3 million for the same period in 2001. Lower capital expenditures ($3.2 million) in 2002 were the primary reason for the change.

Net cash used in financing activities was $58.0 million for the six months ended June 30, 2002, compared to $14.7 million for the same period in 2001. In order to ensure adequate liquidity while the amendment of the Credit Facility was being negotiated, GBC maintained higher than normal short-term investments through additional borrowings at December 31, 2001. After the Credit Facility extension was completed, GBC used the excess cash and investment balances to repay approximately $59.5 million of borrowings under the Credit Facility.

GBC has been restricted from paying dividends under the terms of the 1999 amendment and restatement of the Credit Facility, and therefore no dividends were paid during 2001 and 2002.

New Accounting Standards

Effective January 1, 2002, GBC has implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a

Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. Previously, GBC recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior year's results have been restated for this change. There has been no change to operating income as the result of the implementation of this standard, however, operating margins have increased.

Effective January 1, 2002, GBC implemented SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.'s 141 and 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Implementation of this standard resulted in the elimination of approximately $4.8 million of amortization expense of goodwill for the first six months of 2002. In addition, GBC recorded a gross goodwill impairment charge of $110 million and an offsetting tax benefit of $31.0 million in 2002. This charge is non-cash and has no impact on the Company's operations.

Forward Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products, document finishing and film lamination markets, the effects of economic conditions, the issues associated with the restructuring of certain of GBC's operations, the ability of GBC's distributors to successfully market and sell GBC's products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002, there were no changes with regard to market risk since December 31, 2001 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2001, refer to pages 21-23 in GBC's Annual Report on Form 10-K.

Part II      OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securityholders

                a. The 2002 Annual Meeting of Stockholders of GBC (the "Meeting") was held on May,
                    21, 2002.
                b. At the meeting the following directors were elected for to serve as a director of GBC until the 2003 annual meeting of stockholders according to the following votes:

Director	Votes for	Votes against or withheld
George V. Bayly	47,192,930	905,720
Gary P. Coughlin	47,195,930	902,720
Richard U. De Schutter	47,195,896	902,754
G. Thomas Hargrove	47,195,946	902,704
Jeffrey P. Lane	46,966,648	1,132,002
Nelson P. Lane	47,194,926	903,724
Dennis J. Martin	47,195,991	902,659
James A. Miller	47,195,956	902,694
Arthur C. Nielsen, Jr.	47,195,428	903,222
Forrest M. Schneider	46,968,398	1,130,252
Robert J. Stucker	47,195,930	902,720

The adoption of the GBC 2001 Stock Incentive Plan for Employees, as amended and restated, was approved at the meeting according to the following votes: For: 46,943,064, Against or Withheld: 1,151,213, Abstentions: 4,373.

The appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors of GBC's financial statements for the year ended December 31, 2002 was ratified at the meeting according to the following votes: For: 47,958,875, Against or Withheld: 136,587, Abstentions: 3,188.

Item 6.      Exhibits and Reports on Form-8K

(a)     Exhibit 99.1 - Certification of the Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
         Exhibit 99.2 - Certification of the Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)    Reports on Form 8-K

On April 29, 2002, GBC filed a Current Report on Form 8-K relating to its decision to change its independent auditors from Arthur Andersen LLP ("Andersen") to PricewaterhouseCoopers LLC effective after the completion by Andersen of its review of the first quarter financial statements. On May 15, 2002, GBC filed an amendment to this Form 8-K on Form 8-K/A indicating that Andersen completed its review and the change in independent auditors was effective May 14, 2002.

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
August 13, 2002