Form 10-Q
period 2002-09-30
GENERAL BINDING CORP
filed 2002-11-14
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the latest practicable date.
Outstanding at
Class	November 1, 2002
Common Stock, $0.125 par value	13,541,342
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2002
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three month ended		Nine month ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$ 175,911	$ 179,000	$ 522,509	$ 551,470
Cost of sales:
Product cost of sales, including development
and engineering	106,590	109,421	316,830	338,805
Inventory rationalization and write-down charges	-	-	672	-
Selling, service and administrative	56,081	57,546	169,881	174,862
Amortization of goodwill and related intangibles	187	2,684	664	8,053
Restructuring and other:
Restructuring	1,303	1,114	6,433	3,538
Other	119	-	877	4,475
Interest expense	10,053	8,883	30,298	28,666
Other expense (income), net	1,222	(376)	420	(271)
Income (loss) before income taxes and cumulative
effect of accounting change, net of tax	356	(272)	(3,566)	(6,658)
Income tax expense (benefit)	777	(41)	627	(999)
Cumulative effect of accounting change, net of taxes	-	-	79,024	-
Net (loss)	$ (421) =======	$ (231) =======	$ (83,217) =======	$ (5,659) =======
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,132)	1,263	3,515	(2,186)
Income (loss) on derivative financial instruments	304	(562)	(992)	(2,700)
Comprehensive (loss) income	$ (1,249) =======	$ 470 =======	$ (80,694) =======	$ (10,545) =======

Earnings per common share (basic and diluted): (1)
Before cumulative effect of accounting change	$ (0.03)	$ (0.01)	$ (0.26)	$ (0.36)
Cumulative effect of accounting change	-	-	4.98	-
Net (loss) per common share (basic and diluted)	$ (0.03) =======	$ (0.01) =======	$ (5.24) =======	$ (0.36) =======

Weighted average number of common shares outstanding: (2)
Basic	15,927	15,785	15,866	15,750
Diluted	15,927	15,785	15,866	15,750

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
 (000 omitted)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 14,988	$ 59,936
Receivables, less allowances for doubtful accounts
and sales returns: 2002 $18,914, 2001 - $18,780	127,810	114,606
Inventories:
Raw materials	20,708	26,318
Work in process	8,695	4,162
Finished goods	62,870	67,502
Total inventories	92,273	97,982
Deferred tax assets	23,963	20,920
Other	14,234	11,608
Total current assets	273,268	305,052

Total capital assets at cost	267,201	267,806
Less - accumulated depreciation	(154,912)	(143,194)
Net capital assets	112,289	124,612
Goodwill and other intangible assets, net of
accumulated amortization	156,268	266,874
Other	25,522	22,632
Total assets	$ 567,347 =======	$ 719,170 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 48,483	$ 46,665
Accrued liabilities	96,320	85,264
Notes payable	7,875	7,202
Current maturities of long-term debt	416	598
Total current liabilities	153,094	139,729
Long-term debt, less current maturities	340,270	410,668
Other long-term liabilities	24,734	23,052
Deferred tax liabilities	3,177	21,866
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	22,931	21,640
Treasury stock	(24,664)	(26,284)
Retained earnings	63,464	146,681
Accumulated other comprehensive income	(17,921)	(20,444)
Total stockholders' equity	46,072	123,855
Total liabilities and stockholders' equity	$ 567,347 =======	$ 719,170 =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$ (83,217)	$ (5,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	79,024	-
Depreciation	17,975	17,507
Amortization	4,113	12,354
Restructuring and other	7,310	8,013
Provision for doubtful accounts and sales returns	3,816	2,754
Provision for inventory reserves	4,446	4,786
Non-cash loss on sale of subsidiary	1,150	-
Non-cash loss on disposition of joint venture	1,137	-
Increase in non-current deferred taxes	8,419	-
Increase in other long-term assets	(1,659)	(1,596)
Other	(666)	(284)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(13,870)	8,507
Decrease in inventories	3,517	11,935
(Increase)in other current assets	(2,597)	(859)
(Increase) decrease in deferred tax assets	(2,542)	1,037
Increase (decrease) in accounts payable and accrued liabilities	617	(20,417)
Increase (decrease) in income taxes payable	5,655	(3,161)
Net cash provided by operating activities	32,628	34,917
Investing activities:
Capital expenditures	(6,294)	(9,612)
Net payments for acquisitions and investments	(152)	(110)
Proceeds from sale of subsidiary	470	-
Proceeds from sale of plant and equipment	439	196
Net cash used in investing activities	(5,537)	(9,526)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	-	1,222
Repayments of long-term debt-maturities greater than 90 days	(70,010)	(2,055)
Net change in borrowings-maturities of 90 days or less	(67)	(30,101)
Reduction in current portion of long-term debt	(175)	(160)
Purchases of treasury stock	-	(17)
Proceeds from the exercise of stock options	1,144	472
Net cash used in financing activities	(69,108)	(30,639)
Effect of exchange rates on cash	(2,931)	1,580
Net decrease in cash and cash equivalents	(44,948)	(3,668)
Cash and cash equivalents at the beginning of the year	59,936	9,137
Cash and cash equivalents at the end of the period	$ 14,988 =======	$ 5,469 =======

Supplemental disclosure:
Interest paid	$ 21,569	$ 23,672
Income taxes (refunded) paid	(7,694)	881

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     (1)           Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of September 30, 2002 and December 31, 2001 and the results of their operations for the three and nine months ended September 30, 2002 and 2001 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

GBC's borrowings consist of the following at September 30, 2002 and December 31, 2001; outstanding borrowings denominated in foreign currencies have been converted to U.S. dollars (000 omitted):

	September 30,	December 31,
	2002	2001
Revolving Credit Facility
U.S. Dollar borrowings - Term A Notes - (weighted average floating interest rate of 8.84% at September 30, 2002)	$140,390	-
U.S. Dollar borrowings - Term B Notes - (floating interest rate of 9.86% at September 30, 2002)	39,610	-
U.S. Dollar borrowings - (weighted average floating interest rate of 5.00% at December 31, 2001)	-	$249,500
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.80% at September 30, 2002 and December 31, 2001)	6,855	6,855
IRB, due annually from July 1994 to July 2008 - (floating interest rate of 1.94% at September 30, 2002 and 1.89% at December 31, 2001)	1,150	1,300
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowing, due monthly November 1994 to October 2004 - (fixed interest rate of 8.85%)	536	679
Note payable, Korean Won borrowing, due June 2005 - (fixed interest rate of 9.25%)	1,563	1,675
Other borrowings	8,457	8,459
Total debt	348,561	418,468
Less-current maturities	(8,291)	(7,800)
Total long-term debt	$340,270 =======	$410,668 =======

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Numerator:
Net (loss) available to common shareholders	$ (421) =====	$ (231) =====	$ (83,217) =======	$ (5,659) ======
Denominator:
Denominator for basic earnings per share - weighted
average number of common shares outstanding (1)	15,927	15,785	15,866	15,750
Effect of dilutive securities:
Employee stock options (3)	-	-	-	-
Restricted stock units	-	-	-	-
Denominator for diluted earnings per share - adjusted
weighted-average shares (1) and assumed conversions	15,927 =====	15,785 =====	15,866 =====	15,750 =====
(Loss) per share - basic and diluted (2)	$ (0.03) =====	$ (0.01) =====	$ (5.24) =====	$ (0.36) ======
6

(1)	Weighted average shares includes both Common Stock and Class B Common Stock.
(2)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3)	As of September 30, 2002, GBC had 1,896,233 stock options outstanding with an exercise price below the market value.

    (4)            Restructuring and Other

During the first nine months of 2002, GBC recorded pre-tax restructuring charges of $6.4 million, which primarily consisted of expenses related to: a) the closure of a plant in Buffalo Grove, Illinois ($3.1 million); b) the downsizing of a facility in Amelia, Virginia ($1.1 million); c) costs associated with the creation of the Commercial and Consumer Group ($0.6 million); and d) charges related to the reorganization of certain Corporate and other support functions ($0.9 million). The restructuring expenses primarily consist of severance and related benefit expenses, asset write-offs, contractual lease payments, and other costs related to the changes at these facilities. The operations currently performed at these locations will be absorbed into existing GBC facilities, and it is anticipated that these actions should be completed during the fourth quarter of 2002. As of September 30, 2002, approximately 170 employees have been notified of termination of their employment or have already been terminated.

The components of the restructuring expenses are as follows (000 omitted):

	Nine months ended September 30,
	2002	2001
Severance and benefit expenses	$3,546	$2,634
Asset write-offs and write-downs	1,658	-
Lease expenses	845	-
Other	384	904
Total restructuring expenses	$6,433 =====	$3,538 =====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at September 30, 2002 primarily related to asset write-downs, lease expenses, severance, early retirement and other benefit expenses to be paid in future periods.

Changes in the restructuring reserve for the nine months ended September 30, 2002 and 2001 were as follows (000 omitted):

	Nine months ended September 30,
	2002	2001
Balance - beginning of year	$5,206	$2,293
Provisions	6,433	3,538
Severance and related payments	(2,787)	(1,937)
Other cash restructuring charges	(668)	(522)
Non-cash restructuring charges	(223)	(180)
Other (1)	(293)	(31)
Balance - end of period	$7,668 =====	$3,161 =====

           (1) Amounts primarily relate to the effects of foreign exchange rate changes.

During 2002, GBC incurred $0.9 million of special charges primarily related to costs associated with the transition of production from the closed/down-sized facilities to other GBC facilities. In 2001, GBC incurred $4.5 million of other expenses primarily related to contractual severance payments to its former CEO, transition expenses for GBC's new Chairman, and severance costs to be paid to the Company's former CFO.

    (5)            Business Segments

  In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," GBC has identified four reportable operating segments based on the amount of revenues and operating income of these segments. GBC's operating segments are based on the organization of GBC into business groups comprised of similar products and services. The Document Finishing Group's revenues are primarily derived from sales of binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Films Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Document Finishing Group's and the Films Group's products and services are sold through direct and dealer channels to the general office markets, commercial reprographic centers, educational and training markets, commercial printers, and to government agencies. The Office Products Group's revenues are primarily derived from the sale of binding and laminating equipment and supplies, document shredders, visual display products and desktop accessories through indirect channels (resellers) including office product superstores, contract/commercial stationers, wholesalers, mail order companies and retail dealers. The Europe Group distributes the Office Products and Document Finishing Groups' products to customers in Europe.

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

  During the third quarter of 2002, GBC created the Commercial and Consumer Group by merging the Document Finishing and Office Product Groups. GBC is in the process of defining the operational structure of the new group. Management continues to evaluate the Company's operating performance based upon previous organizational structure of four business groups. Therefore, at this time, no changes to GBC's segment reporting have been made.

  GBC does not separately identify interest expense or income taxes for its operating segments. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. As a result of the implementation of SFAS No. 142 (see Note 6 New Accounting Standards), goodwill is no longer amortized, and is not included as a component of operating income. The prior periods have been restated for these reporting changes. Segment data is provided below for the three and nine months ended September 30, 2002 and 2001 (000 omitted).

	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (1)
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001
Document Finishing Group	$ 45,538	$ 48,053	$ 3,065	$ 4,977	$ 3,345	$ 5,357
Films Group	38,355	39,803	4,937	6,164	6,771	7,947
Office Products Group	60,423	58,782	2,657	466	7,853	6,656
Europe Group	21,713	22,877	2,369	3,860	(363)	(566)
All Others	9,882	9,485	-	-	(4,553)	(7,624)
Eliminations	-	-	(13,028)	(15,467)	-	-
Total	$ 175,911 =======	$ 179,000 ======	$ - ==	$- ==	$ 13,053 =======	$ 11,770 =======
	Unaffiliated Customer Sales		Affiliated Customer Sales		Operating Income (1)
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001
Document Finishing Group	$ 137,593	$ 149,922	$ 12,473	$ 17,251	$ 14,063	$ 18,162
Films Group	110,082	118,604	16,523	17,690	19,757	20,848
Office Products Group	173,013	175,168	3,768	2,034	20,085	19,856
Europe Group	70,587	76,489	9,910	11,047	(183)	(825)
All Others	31,234	31,287	-	-	(18,588)	(21,028)
Eliminations	-	-	(42,674)	(48,022)	-	-
Total	$ 522,509 =======	$ 551,470 =======	$ - ==	$ - ==	$ 35,134 =======	$ 37,013 ======
	Total Segment Assets
	September 30,	December 31,
	2002	2001
Document Finishing Group	$ 177,680	$ 167,467
Films Group	239,772	222,701
Office Products Group	294,113	402,479
Europe Group	132,094	119,644
All Others	280,213	337,474
Eliminations	(556,525)	(530,595)
Total	$ 567,347 =======	$ 719,170 =======

  (1)      Operating income as presented above excludes restructuring and other expenses, interest expense, and other income and expense. Goodwill amortization has been excluded from the 2001 amounts.

  GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers; however, the loss of, or major reduction in business or failure to collect receivables from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

  Financial information for the three and nine months ended September 30, 2002 and 2001, by geographical area is summarized below (000 omitted).

	Unaffiliated Customer Sales		Unaffiliated Customer Sales
	Three months ended		Nine months ended		Long-lived Assets
	September 30,		September 30,		September 30,	December 31,
	2002	2001	2002	2001	2002	2001
United States	$ 119,842	$ 120,657	$ 344,346	$ 364,689	$ 361,394	$ 472,391
Europe	30,504	31,522	97,400	103,044	20,030	22,933
Other International	25,565	26,821	80,763	83,737	20,720	20,182
Eliminations	-	-	-	-	(108,065)	(101,388)
Total	$ 175,911 =======	$ 179,000 =======	$ 522,50 =======	$ 551,470 =======	$ 294,079 =======	$ 414,118 =======

    (6)            New Accounting Standards

EITF Issue No. 01-09

Effective January 1, 2002, GBC implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. GBC previously recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior year's results have been restated for this change. The impact on the prior year's results was to reduce both net sales and selling service and administrative expenses by $54.6 and $18.0 million for the nine months and three months ended September 30, 2001, respectively. There has been no change to operating income as a result of the implementation of this standard; however, operating income margins have increased.

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

In accordance with SFAS No. 142, GBC tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax) effective January 1, 2002, primarily related to the impairment of goodwill in the Office Products Group. In addition, SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite lives are not amortized. As of September 30, 2002, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

The following table reconciles net income, basic and diluted earnings per share to amounts that would have been reported if SFAS No. 142 had been implemented as of January 1, 2001 (000 omitted except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income:
Net income (loss), as reported	$(421)	$(231)	$(83,217)	$(5,659)
Cumulative effect of accounting change	-	-	79,024	-
Goodwill amortization, net of taxes	-	2,056	-	6,173
Adjusted net income (loss)	$(421) =====	$1,825 =====	$ (4,193) =====	$ 514 ====
Earnings per share:
Basic and diluted earnings (loss) per share, as reported	$(0.03)	$(0.01)	$(5.24)	$(0.36)
Cumulative effect of accounting change	-	-	4.98	-
Goodwill amortization	-	0.13	-	0.40
Adjusted basic and diluted earnings (loss) per share	$(0.03) =====	$ 0.12 =====	$(0.26) =====	$ 0.04 =====

GBC's carrying values for goodwill by business segment as of September 30, 2002 and December 31, 2001 are summarized below (000 omitted). The change in the carrying amount for goodwill between December 31, 2001 and September 30, 2002 is related to the impairment charge of goodwill and changes in foreign currency exchange rates.

	Carrying Amount
	September 30, 2002	December 31, 2001
Document Finishing Group	$ 1,294	$ 1,293
Films Group	5,887	5,834
Office Products Group	112,525	218,415
Europe Group	446	3,277
Other	31,375	32,428
Total	$151,527 =======	$261,247 =======

GBC's consolidated other intangible assets as of September 30, 2002 and December 31, 2001 are summarized below (000 omitted):
	Gross Carrying Amount		Accumulated Amortization
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
Customer agreements and relationships	$7,000	$7,000	$(2,918)	$(2,353)
Patents	1,464	1,464	(805)	(584)
Non-compete agreements	1,500	1,500	(1,500)	(1,400)
Total	$9,964 ======	$9,964 ======	$(5,223) ======	$(4,337) ======

Amortization expense related to GBC's other intangible assets is summarized below:

Fiscal year ended December 31,	Amortization Expense
2002	$1,147
2003	1,047
2004	1,047
2005	754
2006	754

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities. " This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No.146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company does not believe that the adoption of SFAS No.146 will have a material impact on its consolidated financial statements.

    (7)            Income Taxes

As a result of new U.S. Federal tax legislation, the Company was able to obtain a tax refund in the first quarter of 2002 (see Management Discussion and Analysis for a detailed discussion of this issue). The cash refund amounted to $7.5 million; however, the Company's income tax provision was negatively impacted by $1.5 million due to a deferred tax asset write-off associated with the refund.

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

Consolidating Balance Sheets (000 omitted)
	September 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 10,631	$ 2	$ 4,355	$ -	$ 14,988
Receivables, net	74,777	13	53,020	-	127,810
Inventories, net	53,075	302	38,896	-	92,273
Deferred tax assets	21,960	170	1,833	-	23,963
Other	5,563	-	8,671	-	14,234
Due from affiliates	14,647	20,963	10,159	(45,769)	-
Total current assets	180,653	21,450	116,934	(45,769)	273,268
Net capital assets	78,176	7,022	27,091	-	112,289
Goodwill and other intangibles, net of
accumulated amortization	127,801	22,394	6,073	-	156,268
Other	3,686	18,815	3,021	-	25,522
Investment in subsidiaries	139,563	153,274	-	(292,837)	-
Total assets	$ 529,879 =======	$ 222,955 =======	$ 153,119 =======	$ (338,606) =======	$ 567,347 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 35,399	$ 1,103	$ 11,981	$ -	$ 48,483
Accrued liabilities	66,794	2,155	27,371	-	96,320
Notes payable	-	-	7,875	-	7,875
Current maturities of long-term debt	150	-	266	-	416
Due to affiliates	24,295	-	14,460	(38,755)	-
Total current liabilities	126,638	3,258	61,953	(38,755)	153,094
Long-term debt - affiliated	-	-	5,751	(5,751)	-
Long-term debt, less current maturities	337,855	-	2,415	-	340,270
Other long-term liabilities	19,314	183	5,237	-	24,734
Deferred tax liabilities	-	-	3,177	-	3,177
Stockholders' equity:					-
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	22,931	87,999	166,299	(254,298)	22,931
Retained earnings	63,464	146,734	(78,596)	(68,138)	63,464
Treasury stock	(24,664)	-	-	-	(24,664)
Accumulated other comprehensive
income	(17,921)	(15,224)	(15,449)	30,673	(17,921)
Total stockholders' equity	46,072	219,514	74,586	(294,100)	46,072
Total liabilities and stockholders' equity	$ 529,879 =======	$ 222,955 =======	$ 153,119 =======	$ (338,606) =======	$ 567,347 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 56,236	$ 2	$ 3,698	$ -	$ 59,936
Receivables, net	57,381	(12)	57,237	-	114,606
Inventories, net	58,633	296	39,723	(670)	97,982
Deferred tax assets	14,390	5,010	728	792	20,920
Other	3,199	22	8,387	-	11,608
Due from affiliates	37,524	20,118	(106)	(57,536)	-
Total current assets	227,363	25,436	109,667	(57,414)	305,052
Net capital assets	87,789	7,693	29,130	-	124,612
Goodwill and other intangibles, net of
accumulated amortization	174,541	24,071	68,262	-	266,874
Other	13,757	3,436	6,436	(997)	22,632
Investment in subsidiaries	175,682	125,556	-	(301,238)	-
Total assets	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) =======	$ 719,170 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,785	$ 605	$ 15,275	$ -	$ 46,665
Accrued liabilities	63,469	2,122	19,603	70	85,264
Notes payable	1	-	7,201	-	7,202
Current maturities of long-term debt	351	-	247	-	598
Due to affiliates	24,601	-	14,707	(39,308)	-
Total current liabilities	119,207	2,727	57,033	(39,238)	139,729
Long-term debt - affiliated	-	-	16,874	(16,874)	-
Long-term debt, less current maturities	407,803	-	2,865	-	410,668
Other long-term liabilities	18,170	187	4,695	-	23,052
Deferred tax liabilities	10,097	8,568	3,201	-	21,866
Stockholders' equity:
Common stock	1,962	5	3,518	(3,523)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,640	92,145	161,206	(253,351)	21,640
Retained earnings	146,681	100,343	(16,838)	(83,505)	146,681
Treasury stock	(26,284)	-	-	-	(26,284)
Accumulated other comprehensive
income	(20,444)	(17,783)	(19,059)	36,842	(20,444)
Total stockholders' equity	123,855	174,710	128,827	(303,537)	123,855
Total liabilities and stockholders' equity	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) =======	$ 719,170 =======

Consolidating Income Statements (000 omitted)
	Three months ended September 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 119,842	$ -	$ 56,069	$ -	$ 175,911
Affiliated sales	11,545	-	6,372	(17,917)	-
Net sales	131,387	-	62,441	(17,917)	175,911
Cost of sales:
	Product cost of sales, including development
and engineering	83,456	(73)	41,124	(17,917)	106,590
Selling, service and administrative	37,228	19	18,834	-	56,081
Amortization of goodwill and related intangibles	187	-	-	-	187
Restructuring and other:
Restructuring	1,069	-	234	-	1,303
Other	119	-	-	-	119
Interest expense	9,859	15	234	(55)	10,053
Other (income) expense	(456)	999	624	55	1,222
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(75)	(960)	1,391	-	356
Income taxes (benefits)	583	(432)	626	-	777
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(658)	(528)	765	-	(421)
Undistributed earnings (losses) of wholly-owned
subsidiaries	237	(627)	-	390	-
Net (loss) income	$ (421) =====	$ (1,155) ======	$ 765 ====	$ 390 ====	$ (421) =====

	Three months ended September 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 120,656	$ -	$ 58,344	$ -	$ 179,000
Affiliated sales	10,762	-	3,933	(14,695)	-
Net sales	131,418	-	62,277	(14,695)	179,000
Cost of sales, including development and
engineering	83,525	(25)	40,616	(14,695)	109,421
Selling, service and administrative	38,972	2	18,572	-	57,546
Amortization of goodwill and related intangibles	1,998	188	498	-	2,684
Restructuring and other:
Restructuring	771	-	343	-	1,114
Other	-	-	-	-	-
Interest expense	8,566	154	639	(476)	8,883
Other (income) expense	(393)	(501)	42	476	(376)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(2,021)	182	1,567	-	(272)
Income (benefits) taxes	(410)	134	235	-	(41)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(1,611)	48	1,332	-	(231)
Undistributed earnings (losses)of wholly-owned
subsidiaries	1,380	812	-	(2,192)	-
Net (loss) income	$ (231) ======	$ 860 ======	$ 1,332 ======	$ (2,192) ======	$ (231) ======

	Nine months ended September 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 344,346	$ -	$ 178,163	$ -	$ 522,509
Affiliated sales	26,559	-	15,417	(41,976)	-
Net sales	370,905	-	193,580	(41,976)	522,509
Cost of sales:
	Product cost of sales, including development
and engineering	233,117	(95)	125,784	(41,976)	316,830
Inventory rationalization and write-down charges	672	-	-	-	672
Selling, service and administrative	113,500	26	56,355	-	169,881
Amortization of goodwill and related intangibles	664	-	-	-	664
Restructuring and other:
Restructuring	5,912	-	521	-	6,433
Other	877	-	-	-	877
Interest expense	29,606	160	1,408	(876)	30,298
Other (income) expense	(371)	(255)	170	876	420
(Loss) income before taxes, cumulative accounting
	change and undistributed earnings of wholly
owned subsidiaries	(13,072)	164	9,342	-	(3,566)
Income (benefits) taxes	(3,651)	74	4,204	-	627
Cumulative effect of accounting change, net of taxes	34,428	(21,695)	66,291	-	79,024
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(43,849)	21,785	(61,153)	-	(83,217)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(39,368)	1,263	-	38,105	-
Net (loss) income	$ (83,217) =======	$ 23,048 =======	$ (61,153) =======	$ 38,105 =======	$ (83,217) =======

	Nine months ended September 30, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 364,689	$ -	$ 186,781	$ -	$ 551,470
Affiliated sales	35,729	-	9,040	(44,769)	-
Net sales	400,418	-	195,821	(44,769)	551,470
Cost of sales, including development and
engineering	255,753	59	127,762	(44,769)	338,805
Selling, service and administrative	116,088	14	58,760	-	174,862
Amortization of goodwill and related intangibles	5,993	563	1,497	-	8,053
Restructuring and other:
Restructuring	1,101	-	2,437	-	3,538
Other	4,475	-	-	-	4,475
Interest expense	27,570	573	2,237	(1,714)	28,666
Other (income) expense	(3,327)	(1,371)	2,713	1,714	(271)
(Loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(7,235)	162	415	-	(6,658)
Income (benefits) taxes	(1,340)	279	62	-	(999)
(Loss) before undistributed earnings of
wholly owned subsidiaries	(5,895)	(117)	353	-	(5,659)
Undistributed earnings (losses) of wholly-owned
subsidiaries	236	1,702	-	(1,938)	-
Net (loss) income	$ (5,659) =======	$ 1,585 =======	$ 353 =======	$ (1,938) =======	$ (5,659) =======

Consolidating Statement of Cash Flows (000 omitted)

	Nine months ended September 30, 2002
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 15,135	$ 273	$ 17,220	$ 32,628
Investing activities:
Capital expenditures	(3,743)	(273)	(2,278)	(6,294)
Net payments for acquisitions and investments	(152)	-	-	(152)
Proceeds from sale of subsidiary	470	-	-	470
Proceeds from sale of plant and equipment	68	-	371	439
Net cash used in investing activities	(3,357)	(273)	(1,907)	(5,537)
Financing activities:
Increase (reduction) in intercompany borrowings	11,123	-	(11,123)	-
Repayments of long-term debt-
maturaties greater than 90 days	(69,500)	-	(510)	(70,010)
Net change in borrowings-maturities of 90 days or less	-	-	(67)	(67)
Reduction in current portion of long-term debt	(150)	-	(25)	(175)
Proceeds from the exercise of stock options	1,144	-	-	1,144
Net cash used in financing activities	(57,383)	-	(11,725)	(69,108)
Effect of exchange rates on cash	-	-	(2,931)	(2,931)
Net (decrease) increase in cash & cash equivalents	(45,605)	-	657	(44,948)
Cash and cash equivalents at the beginning of the year	56,236	2	3,698	59,936
Cash and cash equivalents at the end of the period	$ 10,631 =======	$ 2 =======	$ 4,355 =======	$ 14,988 =======

	Nine months ended September 30, 2001
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$ 31,205	$ 2,480	$ 1,232	$ 34,917
Investing activities:
Capital expenditures	(5,432)	(431)	(3,749)	(9,612)
Payments of acquisitions and investments	(110)	-	-	(110)
Proceeds from sale of plant and equipment	154	-	42	196
Net cash used in investing activities	(5,388)	(431)	(3,707)	(9,526)
Financing activities:
Increase (reduction) in intercompany borrowings	2,170	-	(2,170)	-
Proceeds from long-term borrowings-
maturities greater than 90 days	98	-	1,124	1,222
Repayments of long-term debt-
maturities greater than 90 days	(1,880)	-	(175)	(2,055)
Reduction in current portion of long-term debt	(150)	-	(10)	(160)
Net change in borrowings-maturities of 90 days or less	(29,655)	-	(446)	(30,101)
Purchase of treasury stock	(17)	-	-	(17)
Proceeds from the exercise of stock options	472	-	-	472
Net cash used in financing activities	(28,962)	-	(1,677)	(30,639)
Effect of exchange rates on cash	-	-	1,580	1,580
Net (decrease) increase in cash & cash equivalents	(3,145)	2,049	(2,572)	(3,668)
Cash and cash equivalents at the beginning of the year	4,617	(2,039)	6,559	9,137
Cash and cash equivalents at the end of the period	$ 1,472 =====	$ 10 ===	$ 3,987 =====	$ 5,469 =====

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

Results of Operations -Quarter Ended September 30, 2002 compared to Quarter Ended September 30, 2001

Sales

GBC's net sales for the third quarter of 2002 decreased 1.7% to $175.9 million compared to the third quarter of 2001. The Company's sales have continued to be negatively impacted by weak economic conditions in the U.S. and in Europe. Net sales by business segment are summarized below (000 omitted):

	Three months ended September 30,
	2002	2001
Document Finishing Group	$ 45,538	$ 48,053
Films Group	38,355	39,803
Office Products Group	60,423	58,782
Europe Group	21,713	22,877
Other	9,882	9,485
Net Sales	$175,911 =======	$179,000 =======

Sales for the Document Finishing Group decreased by $2.5 million or 5.2% in the third quarter of 2002 when compared to the prior year. The Group was negatively impacted by lower dealer sales in Mexico, along with lower sales of certain custom supply products due to reduced corporate spending on meetings and training. The Films Group's sales decreased $1.4 million or 3.6% for the quarter compared to 2001. The sales decline was primarily due to lower sales of commercial laminating and digital print finishing supplies in the North American market. Sales of commercial laminating films continue to be impacted by weakness in the publishing market, while the digital print finishing business has experienced lower corporate spending for advertising, trade shows and media presentations. The Office Products Group's sales increased $1.6 million or 2.8% for the quarter. The increase was primarily related to the introduction of new lamination and visual display products in the U.S.. Net sales in Europe decreased $1.2 million or 5.1% in 2002 compared to 2001, reflecting general business weakness, impacting both equipment and supply sales, as well as planned product and customer rationalization.

Gross Margins, Costs and Expenses

GBC's overall gross profit margin in the third quarter of 2002 increased to 39.4% compared to 38.9% in the third quarter of 2001. Compared to the prior year, the gross profit margin percentages increased or remained relatively flat in all segments, except in the Document Finishing Group. The improvement in gross profit margin, despite lower manufacturing volumes, is a result of GBC's continuing emphasis on efficiencies and cost reductions through its Operational Excellence Program.

Selling, service and administrative expenses decreased $1.5 million in the third quarter of 2002 compared to 2001. The decrease was primarily due to favorable experience in 2002 for the Company's medical benefits program compared to the prior year. Lower variable selling expenses in the Document Finishing Group were offset by higher variable selling expenses and planned higher new product development and marketing expenses in the Office Products Group. Selling, service and administrative expenses, as a percentage of sales, decreased to 31.9% in the third quarter of 2002 compared to 32.1% in 2001.

Operating Income

Operating income for GBC's business segments is summarized below (000 omitted). This presentation of operating income excludes restructuring and other expenses, interest expense, and other income and expense. Goodwill amortization has also been excluded from the 2001 amounts.

	Operating Income Three months ended September 30,
	2002	2001
Document Finishing Group	$ 3,345	$ 5,357
Films Group	6,771	7,947
Office Products Group	7,852	6,656
Europe Group	(363)	(566)
Other (1)	(4,552)	(7,624)
Operating income	$13,053 =======	$11,770 =======

(1)      Other includes shared expenses not allocated to the specific segments, corporate expenses, and the results for certain entities not assigned to one of the other four segments.

Operating income for the third quarter of 2002 increased 10.9% or $1.3 million compared to the third quarter of 2001. Operating income in the Document Finishing Group decreased $2.0 million as lower selling, service and administrative expenses did not fully offset the lower level of sales. The Films Group operating income decreased $1.2 million in 2002 compared to 2001, due to lower level of sales, combined with higher selling, service and administrative expenses. The Office Products Group's operating income increased by $1.2 million due to higher gross profit margins and higher sales, partially offset by higher selling, service and administrative expenses. The operating loss in "Other" operations improved by $3.1 million compared to prior year due to: a) more favorable variances and provisions in shared manufacturing facilities; b) lower incentive compensation; and c) favorable experience for shared employee benefit programs, which were not allocated back to the various business groups.

Amortization of Goodwill and Other Intangibles

Effective January 1, 2002, GBC implemented SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets for current and future periods. Prior periods are not restated for this change. As a result, there was no goodwill amortization reported in the third quarter of 2002, while the third quarter of 2001 included goodwill amortization of approximately $2.5 million.

Restructuring and Other

During the third quarter of 2002, GBC recorded a $0.8 million after-tax restructuring charge ($1.3 million pre-tax), or $0.05 per share, primarily related to: a) costs associated with the creation of the Commercial and Consumer Group; b) the rationalization of a manufacturing facility in Amelia, Virginia; and c) the closure of a manufacturing facility in Buffalo Grove, Illinois. In 2001, GBC recorded after-tax restructuring charges of $0.9 million ($1.1 million pre-tax), or $0.06 per share, primarily related to the shutdown of operations in Poland and workforce reductions in GBC's Document Finishing Group and Asia/Pacific operations.

Interest Expense

Interest expense increased by $1.2 million to $10.1 million in the third quarter of 2002 compared to 2001. Higher effective interest rates in 2002 on GBC's Revolving Credit Facility were only partially offset by lower average borrowings.

Other (Income) Expense

In the third quarter of 2002, GBC decided to dispose of its investment in an Indian joint venture. Other income for the third quarter includes a non-cash loss of $1.1 million (or $0.07 per share) in connection with this transaction, which was concluded on November 1, 2002.

Income Taxes

GBC recorded income tax expense of $0.8 million for the third quarter of 2002 on pre-tax income of $0.4 million, resulting in an effective tax rate of 218%. GBC's worldwide effective tax rate for the third quarter of 2001 was a benefit of 15.0%. The rates were significantly impacted by the mix of earnings and losses in GBC's international subsidiaries, as well as by restructuring and other charges.

Net Income (Loss)

GBC generated a net loss of $0.4 million for the third quarter of 2002 ($0.03 per share), compared to a net loss of $0.2 million in the third quarter of 2001 ($0.01 per share). The following table reconciles GBC's results from basic earnings per share to earnings per share before special items and goodwill amortization.

	Three months ended September 30,
	2002	2001
Net (loss) per share (basic)	$(0.03)	$(0.01)
Goodwill amortization	-	0.13
Net (loss) income per share, before goodwill amortization	(0.03)	0.12
Restructuring (1)	0.05	0.06
Other charges (1)	0.08	-
Net income per share, before special items	$0.10 ====	$0.18 ====
(1) See Note 4 to the Condensed Consolidated Financial Statements for a discussion of restructuring and other charges. During the third quarter 2002, GBC incurred a loss on disposal of an investment, as discussed above under "Other (Income) Expense" caption.

The change in net income per share before restructuring and other charges, and goodwill amortization is primarily due to higher interest expense in 2002 combined with a higher effective income tax rate.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Sales

Net sales for the first nine months of 2002 decreased 5.3% to $522.5 million, compared to the first nine months of 2001. Net sales by business segment are summarized below (000's omitted):

	Nine months ended September 30,
	2002	2001
Document Finishing Group	$ 137,593	$ 149,922
Films Group	110,082	118,604
Office Products Group	173,013	175,168
Europe Group	70,587	76,489
Other	31,234	31,287
Net sales	$522,509 =======	$551,470 =======

Sales for the Document Finishing Group decreased by $12.3 million or 8.2% during the first nine months of 2002 when compared to the first nine months of 2001. The Group was negatively impacted by continuing weak equipment sales as a result of lower corporate capital spending, along with lower sales of custom supply products due to reduced corporate spending on meetings and training. The Films Group's sales decreased by $8.5 million or 7.2% in the first nine months of 2002 when compared to the first nine months of 2001. The sales decline was primarily due to lower sales of commercial laminating and digital print finishing supplies in the U.S. market. Sales of commercial laminating films continue to be impacted by weakness in the publishing market, while the digital print finishing business has experienced lower corporate spending for advertising, trade shows and media presentations. The Office Products Group's sales decreased by $2.2 million or 1.2% in the first nine months of 2002 when compared to the first nine months of 2001, primarily due to lower sales of writing boards and other visual display products in the U.S. Net sales in Europe decreased by $5.9 million or 7.7% in the first nine months of 2002 when compared to the first nine months of 2001, partially due to planned customer and product rationalization, along with overall economic weakness in Europe.

Gross Margins, Costs and Expenses

Despite the decline in sales, GBC's overall gross profit margin in the first nine months of 2002 increased by 0.8 percentage points to 39.4% compared to the 38.6% gross profit margin for the first nine months of 2001. Gross profit margin percentages increased or remained relatively flat in all segments except "Other" for the first nine months of 2002. Improved gross margins primarily related to realized savings as a result of continued emphasis on cost reductions through GBC's Operational Excellence Program.

Selling, service and administrative expenses decreased $5.0 million in the first nine months of 2002 when compared to the first nine months of 2001. With the exception of the Office Products Group, which experienced a planned increase in spending on new product development and marketing programs, each of GBC's groups realized lower expenses in 2002. The decreases were primarily due to lower variable selling expenses and cost management programs. As a percentage of sales, selling, service and administrative expenses increased slightly in the first nine months of 2002 compared to 2001 due to the decline in sales.

Operating Income

Operating income for GBC's business segments is summarized below (000's omitted). This presentation of operating income excludes restructuring expenses, interest expense, and other income and expense. Goodwill amortization has also been excluded from the 2001 amounts.
	Operating Income Nine months ended September 30,
	2002	2001
Document Finishing Group	$ 14,063	$ 18,162
Films Group	19,757	20,848
Office Products Group	20,085	19,856
Europe Group	(183)	(825)
Other	(18,588)	(21,028)
Operating income	$ 35,134 ======	$37,013 ======

Operating income for the first nine months of 2002 decreased 5.1% or $1.9 million compared to the first nine months of 2001. Operating income in the

Document Finishing Group decreased $4.1 million as lower selling, service and administrative expenses did not fully offset the lower level of sales. Operating income for the Films Group decreased $1.1 million due to the lower level of sales. Operating income in the Office Products Group increased $0.2 million during the first nine months of 2002 compared to 2001 due to improved gross profit margins. The decrease of $0.6 million in the Europe Group's operating loss during the first nine months of 2002 compared to the operating loss in 2001 was due to lower selling, service and administrative expenses. The operating loss in "Other" operations improved in 2002 due to: a) improved operating earnings in GBC's Asia/Pacific operations; b) more favorable variances and provisions in shared manufacturing facilities; and c) favorable experience on shared employee benefit programs, which were not allocated back to the various business groups.

Inventory Rationalization

During 2002, GBC recorded inventory charges of approximately $0.7 million primarily related to the Office Products Group. This charge relates to GBC's product line rationalization and reflects an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001.

Amortization of Goodwill and Other Intangibles

Effective January 1, 2002, GBC implemented SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets for current and future periods. Prior periods are not restated for this change. As a result, there was no goodwill amortization reported in the first nine months of 2002, while the first nine months of 2001 included goodwill amortization of approximately $7.3 million.

Restructuring and Other

During the first nine months of 2002, GBC recorded an after-tax restructuring charge of $4.0 million ($6.4 million pre-tax), or $0.25 per share, for expenses related to: a) the closure of a plant in Buffalo Grove, Illinois; b) the downsizing of a facility in Amelia, Virginia; c) costs associated with the creation of the Commercial Consumer Group; and d) charges related to reorganization of certain Corporate and other support functions. During the first nine months of 2001, GBC recorded a $3.0 million after-tax charge ($3.5 million pre-tax), or $0.19 per share, for expenses related to the closure of warehouse and administrative facilities in Germany, the shutdown of operations in Poland, and workforce reductions in the Company's Asia/Pacific operations and Document Finishing and Films Groups.

In the first nine months of 2002, GBC recorded $0.9 million in other expenses primarily related to costs associated with the transition of production from the closed/down-sized facilities to other GBC facilities. During the first nine months of 2001, administrative expenses in the Corporate office were higher due to special charges of approximately $4.5 million, primarily related to contractual severance payments to GBC's former CEO, transition expenses for its new Chairman, and severance costs to be paid to the Company's former Chief Financial Officer.

Interest Expense

Interest expense increased by $1.6 million to $30.3 million in the first nine months of 2002 compared to 2001. The increase in interest expense primarily resulted from higher effective interest rates during 2002 on GBC's Revolving Credit Facility, which were only partially offset by lower average borrowings.

Other (Income) Expense

In 2002, GBC recorded non-cash losses of $1.1 million (or $0.07 per share) on the sale of a previously closed facility in Mexico and $1.1 million (or $0.07 per share) on the disposal of GBC's investment in an Indian joint venture. The losses were partially offset by net interest income of $0.9 million (or $0.03 per share) received in connection with the settlement of a US Federal income tax refund claim, as well as currency gains recognized in 2002 due to the weakening US dollar and the translation of US dollar liabilities.

Income Taxes

GBC recorded income tax expense of $0.6 million for the first nine months of 2002 on a pre-tax loss of $3.6 million. The tax provision was impacted by a) the write-off of $1.5 million in deferred tax assets in the first quarter of 2002; b) the receipt of a $0.9 million income tax refund in the second quarter of 2002, and c) the mix of earnings and losses in GBC's international subsidiaries.

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

GBC's worldwide effective tax rate for the first nine months of 2001 was a benefit of 15.0%. This rate was significantly impacted by the mix of earnings and losses in certain foreign countries where GBC operates.

Cumulative Effect of Accounting Change

In 2002, GBC implemented SFAS No. 142, "Goodwill and other Intangible Assets," which subjected goodwill to a new fair-value based impairment test. As a result of applying the new impairment tests, GBC recorded a non-cash impairment charge of $110 million and an offsetting tax benefit of $31 million. This charge was recorded as of January 1, 2002 and was primarily related to the impairment of goodwill in the Office Products Group.

Net (Loss) Income

GBC reported a net loss of $83.2 million for the first nine months of 2002 ($5.24 per share) compared to net loss of $5.7 million ($0. 36 per share) reported in the first nine months of 2001. The 2002 net loss includes a non-cash goodwill impairment charge of $79 million, net of taxes. The change in the 2002 net loss, before the impairment charge, compared to 2001, was primarily due to the restructuring and other expenses recorded in 2002. The following table reconciles GBC's results from basic earnings per share to earnings per share before special items and goodwill amortization.
	Nine months ended September 30,
	2002	2001
Net loss per share (basic)	$(5.24)	$(0.36)
Cumulative effect of accounting change (1)	4.98	-
Goodwill amortization	-	0.40
Net loss per share, before effect of accounting change and goodwill amortization	(0.26)	0.04
Restructuring (2)	0.25	0.19
Inventory rationalization and write-down charges (3)	0.03	-
Other charges (2)	0.17	0.24
Income tax adjustments (4)	0.01	-
Net income per share, before effect of accounting change and special items	$0.20 =====	$0.47 =====

(1)      See Note 6 to the Condensed Consolidated Financial Statements for a discussion of accounting change.
(2)      See Note 4 to the Condensed Consolidated Financial Statements and "Other (Income) Expense" for a discussion of restructuring and other charges.
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

The change in net income per share before restructuring and other charges and goodwill amortization is primarily due to higher interest expense in 2002 combined with a higher effective income tax rate.

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

GBC has access to various U.S. and international credit facilities, including a multicurrency revolving credit facility established on January 13, 1997 (the "Credit Facility"), as amended and restated in November 1999 and January 2002.  The 2002 amendment and restatement initially provided for a total of $290 million of availability comprised of a $90 million revolving credit facility and term loans totaling $200 million. The term loans have subsequently been reduced to $180 million due to $20 million of prepayments made in 2002. As of September 30, 2002, the maturity date on approximately $230 million of available borrowings is January 13, 2004, with the remaining portion due July 13, 2004. As a result of the amendment and restatement in January 2002, the Credit Facility now provides for significantly higher interest rates than those payable under the previous facility, which was a reflection of the bank credit market conditions at the time the Credit Facility's maturity was extended. Interest rates on the Credit Facility are set at LIBOR plus 7%, except that term loans expiring July 13, 2004 carry a rate of LIBOR plus 8%. GBC has entered into interest rate swap agreements to hedge a portion of its LIBOR ("floating rate") interest exposure under the Credit Facility. The one month LIBOR rate at September 30, 2002 was approximately 1.82%. Any increase in LIBOR would result in increased interest expense on the unhedged portion of GBC's floating rate debt.

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

As of September 30, 2002, outstanding borrowings under the Credit Facility totaled $180.0 million and GBC was in compliance with all covenants under the Credit Facility.

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

Cash provided by operating activities was $32.6 million for the nine months ended September 30, 2002, compared to $34.9 million for the same period in 2001. Included in the results of 2002 were income tax refunds of approximately $8.4 million.

Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2002, compared to $9.5 million for the same period in 2001. Lower capital expenditures ($3.3 million) in 2002 were the primary reason for the change.

Net cash used in financing activities was $69.1 million for the nine months ended September 30, 2002, compared to $30.6 million for the same period in 2001. In order to ensure adequate liquidity while the amendment of the Credit Facility was being negotiated, GBC maintained higher than normal short-term investments through additional borrowings at December 31, 2001. After the Credit Facility extension was completed, GBC used the excess cash and investment balances to repay approximately $69.5 million of borrowings under the Credit Facility.

GBC has been restricted from paying dividends under the terms of the 1999 amendment and restatement of the Credit Facility, and therefore no dividends were paid during 2001 and 2002.

New Accounting Standards

Effective January 1, 2002, GBC has implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. Previously, GBC recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior year's results have been restated for this change. There has been no change to operating income as the result of the implementation of this standard; however, operating margins have increased.

Effective January 1, 2002, GBC implemented SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.'s 141 and 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Implementation of this standard resulted in the elimination of approximately $7.3 million of amortization expense of goodwill for the first nine months of 2002. In addition, GBC recorded a gross goodwill impairment charge of $110 million and an offsetting tax benefit of $31.0 million in 2002. This charge is non-cash and has no impact on the Company's operations.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities." This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No.146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. We do not believe that the adoption of SFAS No.146 will have a material impact on GBC's consolidated financial statements.

Forward Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. GBC intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and this statement is included for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe GBC's future plans, strategies and expectations, can generally be identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: competition within the office products, document finishing and film lamination markets, the effects of economic conditions, the issues associated with the restructuring of certain of GBC's operations, the ability of GBC's distributors to successfully market and sell GBC's products, the ability of GBC to obtain capital to finance anticipated operating and capital requirements, the availability and price of raw materials, dependence on certain suppliers of manufactured products, the effect of labor disputes in GBC's supply and distribution chains, the effect of consolidation in the office products industry and other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these and other uncertainties, the inclusion of any forward-looking statements herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved. GBC undertakes no obligation to update publicly any of these statements in light of future events except as may be required in subsequent periodic reports filed with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, there were no changes with regard to market risk since December 31, 2001 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2001, refer to pages 21-23 in GBC's Annual Report on Form 10-K.

Item 4.         Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of GBC's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of GBC's disclosure controls and procedures pursuant to the Exchange Act Rule 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that GBC's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in GBC's periodic SEC filings.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form-8K

(a)        Exhibit 99.1 - Certification of the Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

                      Exhibit 99.2 - Certification of the Chief Financial Officer Pursuant to
           Section 1350  of Chapter 63 of Title 18 of the United States Code.

(b)        Reports on Form 8-K: On September 4, 2002, GBC filed a Current Report on Form 8-K announcing the combination of its Document Finishing and Office Product groups into a new group named the Commercial and Consumer Group. In connection with this combination, Timothy J. Webb, President of GBC's Document Finishing Group resigned from his position with the Company. The new Commercial and Consumer Group will be under the leadership of David H. Hewitt as President. Mr. Hewitt was formerly the President of GBC's Office Product Group.

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
Don Civgin
Senior Vice President and Chief Financial Officer
November 14, 2002

CERTIFICATIONS

I, Dennis J. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Binding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dennis J. Martin Dennis J. Martin Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Don Civgin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Binding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Don Civgin
     Don Civgin
     Senior Vice President and Chief Financial Officer