Form 10-K
period 2002-12-31
GENERAL BINDING CORP
filed 2003-03-28
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X        No___

As of June 30, 2002, GBC's most recently completed second fiscal quarter, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $100,937,644. (Estimated solely for the purpose of determining whether the Registrant is an accelerated filer).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	February 28, 2003
Common Stock, $0.125 par value	15,696,620
Class B Common Stock, $0.125 par value	2,398,275
Documents Incorporated by Reference	Where Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2003	Parts III and IV

General Binding Corporation and Subsidiaries
Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K
Table of Contents

Part I.

Item 1. Business

General Development and Description of Business and Segment Information

General Binding Corporation, incorporated in 1947, and its subsidiaries (herein referred to as "GBC" or the "Company") are engaged in the design, manufacture and distribution of branded office equipment, related supplies and laminating equipment and films. The Company's internet website address is www.gbc.com. Through the investor relations section of the website, GBC makes available its Annual, Quarterly and Current Reports (Forms 10-K, 10-Q, and 8-K) free of charge shortly after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

During 2002, GBC continued to evaluate its organization and created two new business groups - Commercial and Consumer ("CCG") and Industrial and Print Finishing ("IPFG"). The CCG was created through the combination of the former Document Finishing and Office Products Groups and is responsible for marketing the Company's binding, laminating, visual display (writing boards, bulletin boards, easels, etc.), and other products for use by consumers and commercial customers. The IPFG, which is comprised of the former Films Group and what was the Automated Products division of the Document Finishing Group, targets "print-for-pay" and other finishing customers who use GBC's professional grade finishing equipment and supplies. GBC's internal management reporting was not modified in 2002 to reflect the new business groups; therefore, the Company's segment reporting continues to be presented based upon four primary disaggregated business groups - Office Products, Films, Document Finishing, and Europe.

The Office Products Group's major products include desktop binding and laminating equipment and supplies, document shredders, visual display products and desktop accessories. The Films Group's primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, and large-format digital print laminators. The Document Finishing Group's major products include binding and punching equipment and related supplies, custom binders and folders, and maintenance and repair services. The Europe Group distributes the Office Products and Document Finishing Groups' products to customers in Europe. The Company's products are either manufactured in one of GBC's 14 plants located throughout the world or sourced from third parties. GBC products and services are sold directly through the Company's sales force, telemarketing personnel and internet portals, and indirectly through a network of distributors, office product superstores, wholesalers, contract/commercial stationers and other retail dealers.

The following table summarizes the percentage of revenue derived from the sale of office equipment and supplies and service for the last three fiscal years:

	2002	2001	2000
Office equipment	43%	42%	47%
Related supplies and service	57%	58%	53%

Financial information by business group and geographical area is included in note 13 to the consolidated financial statements.

Competition

GBC's products and services are sold in highly competitive markets. The Company believes that the principal points of competition in its markets are product and service quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness and completeness of delivery and quality of post-sale support. Competitive conditions often require GBC to match or better competitors' prices to retain business or market share. The Company believes that it can maintain and or improve its competitive position through continued investment in manufacturing, quality standards, marketing and customer service and support. However, there can be no assurance that GBC will have sufficient resources to continue to make such investments or that it will be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of GBC's products and services. Certain of GBC's current and potential competitors may have greater financial, marketing and research and development resources than GBC.

Dependence on Major Customers

No single customer accounted for more than 10% of GBC's net sales. GBC does, however, have certain major customers. The loss of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

Order Backlog and Seasonal Variations

GBC's order backlog is not considered a material factor in the Company's business, nor is the business seasonal in any significant respect.

Fluctuations in Raw Material Prices

The primary materials used in the manufacturing of many of GBC's products are polyester and polypropylene substrates, wood and aluminum. These materials are available from a number of suppliers, and GBC is not dependent upon any single supplier for any of these materials. In general, GBC's gross profit is affected from time to time by fluctuations in the prices of these materials because competitive markets for its products can make it difficult to pass through raw material price increases to customers. Based on its experience, GBC believes that adequate quantities of these materials will be available in adequate supplies in the foreseeable future. However, there can be no assurance that such materials will continue to be available in adequate supply in the future or that shortages in supply will not result in price increases that could have a material adverse effect on GBC's financial position or results of operations.

Dependence on Key Personnel

GBC is dependent on the continued services of certain members of its senior management team. GBC believes it could replace key personnel in an orderly fashion should the need arise; however, the loss of, and inability to attract replacements for, any of such key personnel could have a material adverse effect on GBC's financial position or results of operations.

Dependence on Certain Manufacturing Sources

GBC relies on GMP Co. Ltd. ("GMP"), in which the Company holds an equity interest of approximately 20%, as its sole supplier of many of the laminating machines it distributes. GBC has a long-term supply contract with GMP. However, there can be no assurance that GMP will be able to perform any or all of its contractual obligations to the Company. GMP's equipment manufacturing facility is located in the Republic of Korea, and its ability to fulfill GBC's requirements for laminating machines could be affected by Korean and other regional and worldwide economic, political and governmental conditions. Additionally, GMP has a highly leveraged capital structure and its ability to continue to obtain financing is required to ensure the orderly continuation of its operations. See the "Cash Flow and Other" section of Management Discussion and Analysis of Financial Condition and Results of Operations for further discussion of GBC's relationship with GMP. Although GBC believes alternative suppliers could be found, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. There can be no assurance that GBC would be able to find an alternative supplier or suppliers on a timely basis or on favorable terms. Any material disruption in GBC's ability to deliver orders for laminating machines on a timely basis could have a material adverse effect on GBC's reputation with customers and its financial position or results of operations.

Risks Associated with International Operations

GBC has significant operations outside the United States. Approximately 36% of GBC's 2002 revenues were from international sales. GBC's international operations may be significantly affected by economic, political and governmental conditions in the countries where GBC sources products or has manufacturing facilities or where its products and services are sold. In addition, changes in economic or political conditions in any of the countries in which GBC operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of GBC or expropriation of the Company's assets. GBC's operations and financial position may also be adversely affected by significant fluctuations in the value of the United States dollar relative to international currencies.

Patents and Trademarks

Many of the equipment and supply products manufactured and/or sold by GBC and certain application methods related to such products are covered by United States and foreign patents either owned by GBC or licensed from others. Although the patents owned or licensed by GBC are highly important to its business, GBC does not consider its business to be significantly dependent on any of those patents.

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

Environmental Matters

GBC and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, as well as impose liability for the costs of investigating and cleaning up, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often. Capital and operating expenses required to comply with Environmental Laws can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws, such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as "Superfund"), in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water, buildings, and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by GBC, as well as at properties the Company currently owns and operates, and properties to which hazardous substances were sent by GBC, may result in liability for the Company under Environmental Laws. While the Company currently has no claims outstanding, GBC has an inherent risk of liability under Environmental Laws both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. There can be no assurance that the costs of complying with Environmental Laws and any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on the Company's financial position or results of operations.

Employees

As of December 31, 2002, GBC employed approximately 4,250 people worldwide. Employee relations are considered to be excellent.

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

Major manufacturing and distribution is conducted at the following locations with the principal business group user indicated by footnote:

		Approximate Area in Thousand Sq. Ft.
Location		Manufacturing	Distribution	Ownership
Booneville, Mississippi (3)	Manufacturing/Distribution	415	442	Owned/Leased
Nuevo Laredo, Mexico (1),(3)	Manufacturing	200	-	Leased
Addison, Illinois (2)	Manufacturing/Distribution	95	27	Owned/Leased
Hanover Park, Illinois (1),(2)	Distribution	-	105	Leased
Pleasant Prairie, Wisconsin (1),(3)	Manufacturing	100	-	Leased
Kerkrade, Netherlands (2)	Manufacturing/Distribution	39	42	Owned
Lincolnshire, Illinois (1)	Manufacturing	71	-	Leased
Arcos de Valdevez, Portugal (3) (4)	Manufacturing	68	-	Owned
Born, Netherlands (4)	Distribution	-	67	Leased
Basingstoke, England (4)	Distribution	-	65	Leased
Tornaco, Italy (2) (4)	Distribution	-	64	Leased
Concord, Canada (3)	Distribution	-	58	Leased
Pleasant Prairie, Wisconsin (1),(3)	Manufacturing	56	-	Leased
Tlalnepantla, Mexico (1)	Distribution	-	43	Leased
Don Mills, Ontario, Canada (1)	Manufacturing/Distribution	15	25	Leased
Madison, Wisconsin (2)	Manufacturing	36	-	Leased
Hagerstown, Maryland (2)	Manufacturing	33	-	Owned
Asan, Korea (2)	Manufacturing	33	-	Owned
Amelia, Virginia (1)	Manufacturing	26	-	Owned
Dublin, Ireland (4)	Manufacturing	26	-	Leased
Regents Park, Australia (5)	Distribution	-	24	Leased
Crescent, Singapore (5)	Distribution	-	16	Leased

(1) Document Finishing Group, (2) Films Group, (3) Office Products Group, (4) Europe Group, (5) Far East Operations

Item 3. Legal Proceedings

GBC is not a party to any material pending legal proceedings, and neither GBC nor any of its officers or directors are aware of any material contemplated proceeding.

Item 4. Submission of Matters to a Vote of Security Holders during the Fourth Quarter of 2002

None.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Principal Market and Price Range

The following table shows the range of closing prices for GBC's Common Stock, $0.125 par value, as quoted on the NASDAQ National Market System for the calendar quarters indicated below:

	Share Prices
	2002			2001
	High	Low	Close	High	Low	Close
First quarter	$14.66	$11.86	$14.66	$9.81	$6.50	$8.50
Second quarter	20.00	14.85	16.73	11.25	7.20	10.60
Third quarter	19.65	14.50	15.85	14.00	10.31	11.10
Fourth quarter	15.40	8.48	8.48	12.91	7.30	12.91

Approximate Number of Equity Security Holders
Title of Class	Number Shareholders of Record as of February 28, 2003
Common Stock, $0.125 par value	649
Class B Common Stock, $0.125 par value	1

* Per the latest report from the Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one shareholder of record.

Dividends Paid

As discussed in note 7 to the consolidated financial statements, GBC is restricted from paying dividends through the maturity date of the facility in 2004.

Item 6. Selected Financial Data

(000 omitted except per share and ratio data):

	2002	2001	2000	1999	1998
Net Sales (1)	$701,728	$711,943	$824,581	$835,550	$876,821
Net income (loss) before cumulative effect of accounting change (3)	(986)	(19,471)	2,433	(56,676)	23,792
Net (loss) income (3)	(80,010)	(19,471)	2,433	(56,676)	23,792
Net (loss) income per Common Share (2)
Basic	$(5.04)	$(1.24)	$0.15	$(3.60)	$1.51
Diluted	(5.04)	(1.24)	0.15	(3.60)	1.50
Cash Dividends declared per Common Share (2)	-	-	-	0.30	0.45
Capital expenditures	9,010	14,897	19,609	22,823	29,926
Current assets	265,299	305,052	320,625	359,033	398,643
Current liabilities	161,161	139,729	161,300	168,727	157,218
Working capital	104,138	165,323	159,325	190,306	241,425
Current ratio	1.6	2.2	2.0	2.1	2.5
Total assets	$551,978	$719,170	$761,308	$822,492	$885,838
Long-term debt	314,766	410,668	397,005	454,459	490,591
Stockholders' equity	42,131	123,855	147,679	149,611	203,187
  In 2002, GBC adopted EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Prior period financial statements have been restated to reflect this change.
  Amounts represent per share amounts for both Common Stock and Class B Common Stock.
  In 2002, GBC adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The cumulative effect of accounting change related to the adoption of SFAS No. 142 was $79.0 million, net of taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

GBC is engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and films. During 2002, GBC continued to evaluate its organization and created two new business groups - Commercial and Consumer ("CCG") and Industrial and Print Finishing ("IPFG"). The CCG was created through the combination of the former Document Finishing and Office Products Groups and is responsible for marketing the Company's binding, laminating, visual display (writing boards, bulletin boards, easels, etc.), and other products for use by consumers and commercial customers. The IPFG, which is comprised of the former Films Group and what was the Automated Products division of the Document Finishing Group, targets "print-for-pay" and other finishing customers who use GBC's professional grade finishing equipment and supplies. GBC's internal management reporting was not modified in 2002 to reflect the new business groups; therefore, the Company's segment reporting continues to be presented based upon four primary disagregated business groups - Document Finishing, Films, Office Products and Europe. The Groups' revenues are primarily derived from:

Office Products Group
Products	Customers/Channels
Visual display products	*Indirect
*Desktop binding and laminating machines
*Binding and laminating supplies
*Desktop accessories and document shredders

Document Finishing Group
Products	Customers/Channels
*Binding and punching equipment	*Direct (approximately 70%)
*Binding supplies	*Indirect (approximately 30%)
*Custom and stock binders and folders
*Maintenance and repair services

Films Group
Products	Customers/Channels
*Thermal and pressure sensitive-laminating films	*Primarily direct
*Mid-range and commercial high-speed laminators
*Large-format digital print laminators

Europe Group
Products	Customers/Channels
*The Europe Group distributes the Office Products and Document Finishing Group's products to customers in Europe	*Indirect (approximately 80%) *Direct (approximately 20%)

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

Between 1995 and 1998, GBC grew rapidly through a series of acquisitions. While the acquired entities contributed a significant amount of revenue to GBC, they also added significant new infrastructure and high debt levels. Further, integration of the acquisitions proved more difficult than management expected. Recognizing these issues, in 1999, the Company began implementation of a multi-phase process with the goal of returning GBC to long-term profitability. The first phase of the program included rationalization of SKU's and facilities, as well as headcount reductions. In 2000, GBC's operating results improved, and its debt levels were reduced. While the overall economic environment had a negative impact on the Company's results in 2001, GBC management continued to move forward with Phase II of the profit improvement program. In the fourth quarter of 2001, after a comprehensive six-month operational review, the Company launched its "Operational Excellence Program." This program is based upon a continuous improvement process which uses the "80/20 principles" of simplification, segmentation and intense focus. The goals of this program include: a) focusing on greater profitability and long-term revenue growth; b) streamlining and improving worldwide infrastructure; and c) generating cash to increase financial flexibility. The program has produced positive results in 2002 and is expected to continue with further operational and financial improvements in 2003, although there can be no assurance that such improvement will continue and to what extent. The savings from this program have helped to offset the effect of a challenging sales environment, fund investments related to new sales, marketing and product development initiatives, and reduce the Company's debt levels.

Financial Results - 2002 Compared to 2001

Sales

GBC reported 2002 net sales of $701.7 million, a decrease of 1.4% from 2001. The Company's sales have been negatively impacted by weak economic conditions in the United States. Net sales by business segment are summarized below (000 omitted):

	Year ended December 31,
	2002	2001
Office Products Group	$234,949	$225,903
Document Finishing Group	185,882	194,439
Films Group	143,993	150,785
Europe Group	95,886	100,564
Other	41,018	40,252
Net Sales	$701,728 ======	$711,943 ======

The Office Products Group's sales increased by $9.0 million or 4.0% in 2002 when compared to 2001. The increase was primarily related to higher sales of certain supply items to retail customers. Sales for the Document Finishing Group decreased by $8.6 million or 4.4% in 2002 when compared to 2001. The Group was negatively impacted by weak equipment sales as a result of lower corporate capital spending, along with lower sales of custom supply products due to reduced corporate spending on meetings, training and presentations. The Films Group's sales decreased by $6.8 million or 4.5% in 2002 when compared to 2001. The sales decline was primarily due to lower sales of commercial laminating and digital print finishing supplies in the U.S. market. Sales of commercial laminating films have been negatively impacted by weakness in the book publishing market, while the digital print finishing business has experienced lower corporate spending for advertising, trade shows and media presentations. Net sales in Europe decreased $4.7 million or 4.7% in 2002 when compared to 2001, partially due to planned customer and product rationalization, along with overall economic weakness in Europe.

Gross Margins, Costs and Expenses

The Company's gross profit margin percentage in 2002 was 39.6% compared to 37.6% in 2001. Compared to the prior year, gross profit margin percentages increased in all business groups,

except for Document Finishing, which was negatively impacted by a shift in the mix of revenues to certain lower-margin products. The improvement in business unit gross profit margin, despite lower manufacturing volumes, is primarily a result of selective price increases and GBC's continuing emphasis on efficiencies and cost reductions through its Operational Excellence Program. Additionally, the Company's overall gross profit margin improved in 2002 due to a significantly lower level of inventory rationalization and write-down charges compared to 2001.

Total selling, service and administrative expenses decreased $5.4 million in 2002 when compared to 2001. As a percentage of sales, selling, service and administrative expenses decreased 0.3 percentage points to 32.3% in 2002 compared to 2001. With the exception of the Office Products Group, which experienced a planned increase in spending on new product development and marketing programs, each of GBC's business groups realized lower expenses or remained relatively flat in 2002 when compared to 2001. The decreases were primarily due to lower variable selling expenses and cost management programs.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000's omitted):
	Operating Income
	Year ended December 31,
	2002	2001
Office Products Group	$28,717	$25,903
Document Finishing Group	18,478	22,103
Films Group	25,466	26,176
Europe Group	1,359	(675)
Other	3,563	2,030
Operating income	$77,583 ======	$75,537 ======

Operating income in the Office Products Group increased $2.8 million due to higher sales and gross profit margin percentage, which were partially offset by higher planned selling, service and administrative expenses. The Document Finishing Group experienced a decrease of $3.6 million in operating income as lower selling, service and administrative expenses did not fully offset the lower level of sales. Operating income for the Films Group decreased $0.7 million due to the lower level of sales. The increase of $2.0 million in the Europe Group's operating income during 2002 compared to the loss in 2001 was due to lower selling, service and administrative expenses. The results of "Other" operations improved in 2002 due to: a) improved operating earnings in GBC's Asia/Pacific operations; and b) more favorable variances and provisions at shared manufacturing facilities.

Inventory Rationalization and Write-Down Charges

During 2002, GBC recorded inventory rationalization and write-down charges of $1.0 million. These charges related to product line rationalization and reflects an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001. During 2001, GBC recorded inventory rationalization and write-down charges of $8.8 million. These charges relate to product line rationalization and efforts to reduce the number of SKU's offered. Three of the Company's business groups accounted for the majority of the charges: Document Finishing ($3.1 million), Office Products ($1.8 million), and Europe ($3.8 million).

Amortization of Goodwill and Other Intangibles

Effective January 1, 2002, GBC implemented SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets for current and future periods. Prior periods are not restated for this change. As a result, there was no goodwill amortization reported in 2002, while 2001 included goodwill amortization of approximately $9.7 million.

Restructuring and Other

In 2001, GBC launched its Operational Excellence Program. Activities undertaken in connection with this program have resulted in restructuring and other expenses in both 2002 and 2001.

The purpose of the restructuring was to align manufacturing and distribution capacity with customer demand and to reduce other infrastructure costs as the Company implemented organizational changes. Note 5 to the consolidated financial statements includes details of the components and more information related to the restructuring charge. Approximately $6.2 million of the 2002 charge is related to items that will be settled in cash, primarily over one year. Management expects that sufficient cash will be generated from operations to settle restructuring obligations as they come due.

During 2002, GBC recorded a pre-tax restructuring charge of $8.0 million for expenses primarily related to: a) the closure of a plant in Buffalo Grove, Illinois; b) further downsizing and repositioning of a facility in Amelia, Virginia; c) severance costs associated with the creation of the Commercial Consumer Group; and d) charges related to reorganization of certain Corporate and other support functions.

Restructuring activities in 2001 resulted in a $7.3 million pre-tax charge for expenses related to: a) the closing of manufacturing, warehouse and administrative facilities in Ashland, Mississippi, Germany, and Mexico; b) the shutdown of operations in Poland; c) facility reductions in Amelia, Virginia and the United Kingdom; and d) workforce reductions in the Company's Europe, Document Finishing, and Films Groups, as well as in the Asia / Pacific businesses.

During 2002, GBC incurred $1.1 million in other expenses primarily related to costs associated with the transition of production from the closed and down-sized facilities to other GBC facilities.

During 2001, GBC incurred other charges of $6.2 million primarily related to contractual severance payments and other benefits to be paid to GBC's former CEO ($2.4 million), a signing bonus and other transition expenses for GBC's new Chairman and CEO ($1.6 million), and severance costs to be paid to the Company's former CFO and others ($1.1 million). In addition, GBC recorded a $1.1 million non-cash loss on the sale of the assets of its New Zealand operations.

Interest Expense

Interest expense increased by $2.7 million to $39.9 million in 2002 compared to 2001. The increase in interest expense primarily resulted from higher effective interest rates during 2002 on GBC's Revolving Credit Facility, which were only partially offset by lower average borrowings.

Other (Income) Expense

Other expense was ($0.2) million in 2002 compared to income of $1.0 million during 2001. In 2002, GBC recorded non-cash losses of $1.1 million on the sale of a previously closed facility in Mexico, and $1.1 million on the disposal of GBC's investment in an Indian joint venture. The losses were partially offset by net interest income of $0.9 million received in connection with the settlement of a US Federal income tax refund claim, as well as currency gains recognized in 2002 due to the weakening US dollar and the translation of US dollar liabilities. In 2001, other income primarily consisted of interest income.

Cumulative Effect of Accounting Change

Effective January 1, 2002 GBC implemented SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million, net of tax), primarily related to the impairment of goodwill in the Office Products Group.

Income Taxes

GBC recorded income tax expense of $2.0 million in 2002 on pre-tax income of $1.1 million, compared to a benefit of $4.8 million in 2001. The 2002 tax provision included: a) the write-off of $1.5 million in deferred tax assets in the first quarter of 2002; b) the receipt of a $0.9 million income tax refund in the second quarter of 2002, and c) an increase in 2002 pre-tax earnings over 2001.

In 2002, new US tax legislation enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997. The carryback generated a $7.5 million tax refund and reduced previously utilized tax credits. The tax credits became deferred tax assets which GBC was not able to use before the expiration of the carryover period. The resulting write-off of these deferred tax assets created additional income tax expense of $1.5 million. GBC settled a U.S. Federal income tax contingency resulting in a refund of approximately $0.9 million which is reflected as a reduction to GBC's 2002 income tax provision.

See note 11 to the consolidated financial statements for more information on income taxes.

Net Loss

GBC reported a net loss of ($80.0) million in 2002, or $(5.04) per basic and diluted share, compared to a net loss of ($19.5) million, or $(1.24) per basic and diluted share in 2001. The net loss in 2002 is due primarily to the Cumulative Effect of Accounting Change of $79.0 million, net of taxes. The Company also had a higher effective income tax rate in 2002 compared to 2001 (see note 10 to the consolidated financial statements for more information on income taxes), along with higher interest expenses. These items were partially offset in 2002 by higher gross profit margins (including inventory rationalization and write-down charges), lower selling service and administrative expenses, and lower restructuring and other costs compared to 2001. Additionally, due to the implementation of SFAS No. 142, goodwill is no longer amortized beginning in 2002.

Financial Results - 2001 Compared to 2000

Sales

GBC reported 2001 net sales of $711.9 million, a decrease of 13.7% from 2000. The Company's sales in 2001 were negatively impacted by weak economic conditions in the United States. Net sales by business segment are summarized below (000 omitted):

	Year ended December 31,
	2001	2000
Office Products Group	$225,903	$294,735
Document Finishing Group	194,439	208,417
Films Group	150,785	167,460
Europe Group	100,564	108,002
Other	40,252	45,967
Net Sales	$711,943 ======	$824,581 =======

The Office Products Group's sales decreased by $68.8 million or 23.4% in 2001 when compared to 2000, primarily due to lower sales of visual display products (writing boards, bulletin boards, and easels) to commercial customers. The demand for such products often tracks the office furniture market which experienced similar sales declines in 2001. In addition, of the $68.8 million decline, approximately $26 million of the decline was due to the Group's previously-announced decision to exit from the sale of certain retail shredder and writing board products. The Group exited the sale of such products because the products did not meet profitability targets. Sales for the Document Finishing Group decreased by $14.0 million or 6.7% in 2001 when compared to 2000. Approximately half of the sales decline resulted from lower sales of equipment as customers reduced capital-related spending. The remainder of the decline was in supply items which were affected by the Company's prior decision to reduce the compensation of its sales force for supply sales. The Films Group's sales decreased by $16.7 million or 10% in 2001. The decrease was primarily due to lower sales of commercial laminating films to the Group's North America publishing industry customers, along with weakness in the Group's digital print finishing business. Sales to publishing customers were negatively impacted by weak industry demand. The digital print finishing business was affected by lower spending for advertising, trade shows, and media presentations. The weakness experienced in the North American publishing and digital print finishing business was somewhat offset by higher sales in the European commercial films business which increased 14%. Net sales in Europe, after considering the impact of currency fluctuations, were roughly flat in 2001 when compared to 2000. The decrease in sales of the Other segment was primarily due to currency fluctuations in the Asia/Pacific countries.

Gross Margins, Costs and Expenses

The Company's overall gross profit margin percentage in 2001 was 37.6% compared to 39.2% in 2000. Despite significantly reduced manufacturing volumes, and with the exception of the Films Group, the gross profit margin percentage in each Group was flat in 2001 compared to 2000. This was achieved through continued implementation of supply-chain and other cost management programs, along with effective scaling of manufacturing to meet demand. Gross profit margins were negatively impacted in the Films Group as a result of market pricing pressures and lower manufacturing volumes. The Company's gross profit margin was negatively affected in 2001 as a result of inventory rationalization and write-down charges of $8.8 million.

Total selling, service and administrative expenses decreased 8.3% in 2001 compared to 2000. Selling, service and administrative expenses decreased as a result of lower sales volumes, as many expenses were either adjusted to reflect the lower level of sales or are directly variable with sales. As a percentage of sales, selling, service and administrative expenses increased 1.9 percentage points to 32.6% in 2001 compared to 2000 due to the lower level of sales.

Operating Income

Segment operating income for GBC's businesses, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000's omitted).
	Operating Income
	Year ended December 31,
	2001	2000
Office Products Group	$25,903	$40,297
Document Finishing Group	22,103	26,227
Films Group	26,176	34,720
Europe Group	(675)	(3,752)
Other	2,030	1,857
Operating income	$75,537 ======	$99,349 ======

Segment operating income for 2001 decreased 23.9% or $23.8 million compared to 2000. The Office Products Group experienced a $14.4 million decrease in operating income during 2001 compared to 2000 due to the lower level of sales. The Document Finishing Group also experienced a decline in operating income, in both absolute dollars and as a percentage of sales, as a result of a lower level of sales. Operating income for the Films Group, in both absolute dollars and as a percentage of sales, decreased due to market pricing pressures, higher raw material costs, and lower manufacturing volumes. Europe's results improved in 2001 due to substantially lower operating costs following the 1999 and 2000 restructuring activities.

Inventory Rationalization and Write-Down Charges

During 2001, GBC recorded inventory rationalization and write-down charges of $8.8 million. These charges relate to GBC's product line rationalization and efforts to reduce the number of SKU's offered. Three of the Company's business groups accounted for the majority of the charges: Document Finishing ($3.1 million), Office Products ($1.8 million), and Europe ($3.8 million).

Restructuring and Other

In connection with the Operational Excellence Program and other activities, GBC recognized restructuring and other expenses in both 2001 and 2000.

Restructuring activities in 2001 resulted in a $7.3 million charge for expenses related to: a) the closing of manufacturing, warehouse and administrative facilities in Ashland, Mississippi, Germany, and Mexico; b) the shutdown of operations in Poland; c) facility reductions in Amelia, Virginia and the United Kingdom; and d) workforce reductions in the Company's Europe, Document Finishing, and Films Groups, as well as in the Asia/Pacific businesses. During 2000, GBC recorded an after-tax restructuring charge of $0.8 million for expenses related to the restructuring of certain distribution operations in Europe.

During 2001, GBC incurred other charges of $6.2 million, primarily related to contractual severance payments and other benefits paid to GBC's former CEO ($2.4 million), a signing bonus and other transition expenses for GBC's new Chairman and CEO ($1.6 million), and severance costs to be paid to the Company's former CFO and others ($1.1 million). In addition, GBC recorded a $1.1 million non-cash loss on the sale of the assets of its New Zealand operations. In 2000, GBC recorded $3.7 million in expenses related to its supply chain initiatives in the Office Products Group and Corporate strategic consulting services.

See note 5 to the consolidated financial statements for more information on restructuring and other charges.

Interest Expense

Interest expense decreased by $8.4 million to $37.2 million in 2001 compared to 2000. The reduction in interest expense resulted from lower average outstanding debt balances of approximately $50 million combined with lower market interest rates during 2001 and an average lower interest rate spread on the Company's Revolving Credit Facility.

Other (Income) Expense

Other income was $1.0 million in 2001 compared to expense of $2.1 million during 2000. The difference primarily relates to lower foreign exchange losses and higher interest income during 2001 compared to 2000.

Income Taxes

GBC's worldwide effective tax rate was a benefit of 19.9% in 2001, compared to an expense rate of 64.0% in 2000. The change in the rate from 2000 to 2001 is due to the jurisdictions in which GBC generated earnings and losses during the current year. The rate was significantly impacted by restructuring and other special charges incurred in 2001 and the relatively low level of pre-tax earnings in 2000. See note 11 to the consolidated financial statements for more details.

Net (Loss) Income

GBC reported a net loss of ($19.5) million in 2001, or $(1.24) per basic and diluted share compared to net income of $2.4 million, or $0.15 per basic and diluted share in 2000. The 2001 net loss was primarily the result of: a) the inventory rationalization and write-down charges of $8.8 million; b) an increase in restructuring charges of $6.4 million; c) other charges of $6.2 million. In addition, in 2001 reduced operating income was lower than 2000 due to the lower level of sales and gross profit achieved by certain business units. These items were partially offset in 2001 by lower interest expense compared to 2000.

Liquidity and Capital Resources

Credit Facility

Management assesses the Company's liquidity in terms of its overall debt capacity and ability to generate cash from operations to fund its operating activities, capital needs and debt service requirements. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, interest and debt service requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms. GBC's primary sources of liquidity and capital resources are internally-generated cash flows, and borrowings under GBC's revolving credit facility.

GBC's primary source of liquidity is a multicurrency revolving credit facility established on January 13, 1997 with a group of international financial institutions (the "Facility") which was initially amended and restated on November 12, 1999, and further amended and restated on January 11, 2002. GBC reduced the size of the Facility through the second amendment and restatement by $120 million, from $410 million to $290 million (comprised of a $90 million multicurrency revolving credit facility and term loans totaling $200 million). The maturity date on approximately $250 million of the Facility was extended until January 13, 2004, and the maturity date on approximately $40 million of the term loans was extended to July 13, 2004.

The January 2002 amendment provided for significantly higher interest rates than those payable under the previous amended and restated facility, a reflection of bank credit market conditions at the time of the amendment and the extended maturity. Interest rates on the Facility are variable and are set at LIBOR plus 7%, except for the term loans expiring on July 13, 2004 which carry a rate of LIBOR plus 8%.

GBC has entered into interest rate swap agreements to hedge a portion of its floating rate interest exposure under the Facility related to LIBOR. As of December 31, 2002, approximately $80 million of borrowings under the Facility were hedged. The one-month LIBOR rate at December 31, 2002 was approximately 1.38%. A significant increase in LIBOR would result in increased interest expense on the unhedged portion of GBC's floating-rate debt.

In December 2002, GBC amended the Facility to provide the flexibility to create additional credit facilities with new potential lenders. The Company now has the ability to obtain additional financing by leveraging assets that are not secured by the Facility. The great majority of any proceeds received from any such financing would be used to make additional prepayments on the Facility.

During 2002, the Company made voluntary prepayments totaling $30 million which reduced the amount outstanding under the term loans that mature on January 13, 2004. Also, in December 2002, GBC voluntarily reduced the size of the revolving credit portion of the Facility to $80 million from $90 million. As a result of these actions, the size of the Facility at December 31, 2002 was a total of $250 million, and outstanding borrowings at that time totaled $170 million. Under the terms of the Facility, the size of the revolving credit portion of the Facility will be further reduced to $60 million on July 13, 2003.

Credit Facility - Financial Covenants

GBC is subject to certain financial covenants under the Facility. Under the most restrictive covenants, GBC must meet certain minimum EBITDA (as defined below) targets, as well as leverage and interest coverage ratios. In addition, the amount of credit availability is based on a "Borrowing Base" comprised of certain of the Company's trade receivables and inventory. There also are restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Substantially all of the assets of General Binding Corporation and its domestic subsidiaries remain pledged as collateral, as well as a portion of the equity in certain foreign subsidiaries.

The most restrictive financial covenants under the Facility require the Company to meet the following targets and ratios:

  Minimum EBITDA Levels:

EBITDA is specifically defined in the Facility and relates to earnings before interest, taxes, depreciation and amortization. The Facility also provides for the addback of certain expenses (defined as 80/20 programs) incurred by the Company to execute its Operational Excellence Program. The Facility required that GBC achieve a minimum cumulative trailing four quarter EBITDA of $70 million as of the end of each quarter ending March 31, 2002 through September 30, 2002, and requires a minimum of $75 million of EBITDA as of the end of each quarter thereafter.
  Minimum Leverage Ratios:

There are two leverage ratio tests under the Facility. These ratios are computed by dividing the cumulative four quarter trailing EBITDA (as defined under the Facility) into the Company's total debt and its senior debt (total debt less subordinated debt).

The Facility requires that GBC's leverage ratios as of the end of each quarter be no higher than:
	Total Debt	Senior Debt
Q-1 2002	5.50 to 1	3.75 to 1
Q-2 and Q-3 2002	5.50 to 1	3.50 to 1
Q-4 2002	5.00 to 1	3.25 to 1
Q-1 2003	5.00 to 1	3.00 to 1
Q-2 and Q-3 2003	4.75 to 1	2.75 to 1
Thereafter	4.25 to 1	2.50 to 1
  Maximum Interest coverage ratio:

Interest Coverage is defined under the Facility as the cumulative trailing four quarter EBITDA (as defined under the Facility) divided by interest expense. As of the end of each quarter, GBC must maintain a ratio higher than 1.5 to 1 until the maturity date.

As of December 31, 2002 and during the year then ended, GBC was in compliance with all covenants under the Facility.

Based upon its current financial forecast, the Company expects to remain in compliance with the covenants under the Facility. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions and that certain objectives of the Operational Excellence Program will be achieved. If the economic prospects in the markets in which GBC does business and/or certain goals and objectives of the Operational Excellence Program are not met, it is possible that the Company will fail one or more of its covenants. In that situation, if GBC were unable to obtain an amendment to the Facility or a waiver in the event of a major covenant violation, the Company's liquidity would be adversely impacted to a significant degree.

Credit Facility - Borrowing Base Availability

The Facility includes an $80 million multicurrency borrowing facility that GBC uses to fund its working capital requirements. The Company's borrowing capacity under the Facility is limited by a "Borrowing Base," which is specifically defined in the Facility and is computed as 85% of eligible trade receivables and 50% of eligible inventory. Eligible receivables are generally defined as current domestic and Canadian receivables reduced by certain obligations of the company, and eligible inventory is generally defined as inventory owned by GBC's domestic and Canadian operations. At December 31, 2002, GBC's Borrowing Base was adequate to support GBC's expected future working capital requirements. If, however, there were to be a significant deterioration in the quality of GBC's eligible receivables or inventory, there can be no assurance that adequate liquidity would be available under the Facility.

Credit Facility - Maturity

The maturity date on approximately $210 million of the Facility is January 13, 2004. The Company is currently working with a number of financial institutions to arrange financing to replace the Facility on or prior to the January 13, 2004 maturity date. While management believes it can be successful in obtaining satisfactory financing to replace the Facility, there can be no assurance that such financing will be available. If the Company is unable to obtain satisfactory financing to replace the Facility it will be forced to adopt alternatives strategies that might include further restructuring, asset sales or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

Cash Flow and Other

Cash provided by operating activities was $46.5 million for the year ended December 31, 2002, compared to $51.2 million for 2001. In 2002, net receivables, inventory and accounts payable and accrued liabilities used $11.4 million in cash, compared to 2001 where $7.9 million was generated. Net income tax refunds of $6.7 million in 2002, compared to net income tax payments of $1.4 million in 2001, along with higher segment operating earnings in 2002, partially offset the 2002 working capital decrease.Net cash used in investing activities was $7.7 million during 2002, as compared to $14.5 million in 2001. A reduction in capital expenditures of $5.9 million from 2001 to 2002 accounted for most of the change.

Net cash used in financing activities was $78.9 million during 2002, compared to $12.0 million of cash provided by financing activities during 2001. In the latter part of 2001, management increased the Company's borrowings under the Facility above normal levels to ensure adequate liquidity while finalizing the amendment of the Facility. Approximately $52.8 million of borrowings were repaid in January 2002 upon the amendment of the Facility. Excluding these additional borrowings at December 31, 2001, GBC would have reported a reduction in debt of approximately $25.3 million during 2002.

GBC has been restricted from paying dividends since the 1999 amendment and restatement of the Facility, and therefore no dividends were paid during 2002, 2001 and 2000.

As a result of recent unfavorable asset returns and a decline in market interest rates, at December 31, 2002 the Company recorded a reduction of approximately $10.2 million to Other Comprehensive Income ("OCI"), which is a component of stockholders' equity, in order to establish an additional minimum liability for one of its defined benefit pension plans. This adjustment had no impact on the Company's results of operations. As required by SFAS No. 87, "Employers' Accounting for Pensions," if the accumulated benefit obligation ("ABO") relating to a pension plan exceeds the fair value of the plans' assets, the company's established liability for the plan must be at least equal to the unfunded ABO. Depending on market conditions and interest rate movements in the future, additional charges to OCI might be required based on valuations performed at future measurement dates. Based on the most recent valuation of the plan, GBC will be required to make additional annual contributions in the amount of approximately $0.4 million to fund the plan shortfall. This additional contribution could increase or decrease in future years based upon market conditions.

GBC sources many of its laminating machines from GMP Co. Ltd ("GMP"), a company whose manufacturing facility is located in the Republic of Korea. GBC also has an equity ownership interest in GMP of approximately 20%. While GBC has a long-term supply contract with GMP, there can be no assurance that GMP will be able to continue to fulfill any or all of its obligations to the Company. GMP's ability to fulfill GBC's requirements for laminating machines could be affected by Korean and other regional and worldwide economic, political and governmental conditions. Additionally, GMP has a highly leveraged capital structure. In order to ensure the continuation of its operations, GMP will need to obtain adequate sources of financing. There can be no assurance that such financing will continue to be available. GBC has recently accelerated its payment terms to GMP to provide them with liquidity assistance. It is not certain if GBC will continue to provide such assistance in the future. If GMP were unable to supply GBC with laminating machines, there are alternative sources available. However, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. If GBC's supply chain were disrupted, the Company's results of operations and its financial position would be negatively impacted. GBC's investment in GMP at December 31, 2002 is approximately $8.5 million. If GMP were to fail or be unable to fulfill its obligations to GBC, the Company could have to write-off all or parts of its investment in GMP. While such a write-off would be non-cash in nature, it would negatively impact GBC's ability to remain in compliance with certain financial covenants under the Facility.

Contractual Financial Obligations

GBC's primary contractual cash obligations consist of principal payments on debt obligations and operating lease obligations. The table below summarizes GBC's contractual obligations at December 31, 2002 (in millions):

		Payments due by Period
		Less than	1-3	4-5	After 5
Contractual obligations	Total	1 year	Years	Years	Years
Long-term debt (1)	$341.4	$ 26.6	$157.0	$ .5	$157.3
Operating leases	56.6	13.1	15.4	11.8	16.3
Total	$398.0 ====	$39.7 ====	$172.4 =====	$12.3 ====	$173.6 =====

(1) Excludes related interest.

Commercial Financial Commitments

At December 31, 2002, GBC had commercial financial commitments of approximately $4.7 million consisting of standby letters of credit which primarily support domestic workers compensation claims and a real estate operating lease on one of the Company's facilities. The terms of the letters of credit expire during 2003 and early 2004.

Credit Concentration

GBC has several customers of the Office Products Group which, in the normal course of business, make significant purchases from the Company. Trade receivable balances from these customers have ranged from $5.0-$15.0 million. As a result, at any point in time, GBC may have a significant concentration of its accounts receivable balance among this customer group. To mitigate the credit risk among this group of customers, management closely monitors trends in the office products market, as well as the financial condition and payment trends of these customers. However, should one or more of those customers fail, such failure could have a material adverse affect on GBC's financial position and results of operations.

Quantitative and Qualitative Disclosures About Market Risk

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

The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific region, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of December 31, 2002 are presented below. All of the outstanding contracts have maturity dates in 2003. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. GBC's contracts are primarily for the sale or purchase of foreign currencies in exchange for U.S. dollars. Selected information related to GBC's foreign exchange contracts as of December 31, 2002 is as follows (all items except exchange rates in millions):
Forward contracts as of December 31, 2002 Currency sold	Average Exchange Rate	Notional Amount	Fair Market Value	Gain/ (Loss) (1)
Sell Euro/Buy USD	1.01	$18.5	$19.8	$(1.3)
Sell CAD/Buy USD	1.58	14.4	14.3	0.1
Sell AUD/Buy USD	1.82	6.5	6.6	(0.1)
Sell GBP/Buy USD	0.66	5.6	5.9	(0.3)
Sell CHF/Buy USD	1.49	3.0	3.2	(0.2)
Sell USD/Buy Euro	.99	22.6	23.5	0.9
Sell USD/Buy MXN	10.23	3.4	3.2	(0.2)
Sell EUR/Buy SGD	1.69	5.5	5.1	(0.4)
Sell GBP/Buy EUR	0.64	5.4	5.5	0.1
Sell EUR/Buy CAD	1.59	5.0	5.2	(0.2)
Other		8.0	7.8	0.2
Total				(1.4) ===

(1) As of December 31, 2002, GBC recorded cumulative unrealized losses of approximately $1.5 million in its consolidated statement of income statement related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized gains of approximately $0.1 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.

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

The table below provides information about GBC's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date and the current interest rate spreads under the Company's credit facilities. The information is presented in US dollar equivalents, which is

GBC's reporting currency. Significant interest rate sensitive instruments as of December 31, 2002, are presented below (in millions):

Debt obligations	Stated Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair value
Long-term debt:
Fixed Rate ($US)	$ 0.7	$ 1.4	$ 0.3	$ 0.1	$ 0.1	$150.0	$152.6	$126.4
Average interest rate	9.1%	9.7%	10.3%	12.0%	12.0%	9.4%	9.4%
Variable Rate ($US)	$ 15.2	$155.2	$ 0.1	$ 0.1	$ 0.1	$ 7.3	$178.0	$178.0
Average interest rate (1)	8.7%	8.7%	1.9%	1.9%	1.9%	1.7%	8.4%
Short-term debt:
Variable Rate ($US)	$ 10.8	-	-	-	-	-	$ 10.8	$ 10.8
Average interest rate	5.3%	-	-	-	-	-	5.3%
(1) Rates presented are as of December 31, 2002. Refer to Liquidity and Capital Resources for further discussion of the interest rate spread on GBC's Facility borrowings in 2003.
Interest Rate Derivatives	Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair value
Interest Rate Swaps:
Fixed to variable ($US)	$20.0	$55.0	$5.0	-	-	-	$80.0	$107.4
Average pay rate	5.7%	3.5%	6.1%	-	-	-	4.2%
Average receive rate	1.5%	1.7%	1.4%	-	-	-	1.7

Refer to notes 1, 3, 7 and 8 of the consolidated financial statements for additional discussion of GBC's foreign exchange and financial instruments.

New Accounting Standards

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments imbedded in other contracts) and require GBC to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value.

GBC's existing derivative instruments are primarily designated as cash flow hedges to hedge cash flows related to future variable rate interest payments, cash flows in foreign currencies with respect to settlement of intercompany payables by GBC's foreign subsidiaries, and foreign currency cash flows related to the financing of GBC's foreign operations. GBC implemented both SFAS No.'s 133 and 138 as of January 1, 2001. Hedge accounting has been applied to all of GBC's derivative instruments except the foreign currency cash flow hedges related to intercompany loans between GBC's foreign and domestic subsidiaries. The adjustments to GBC's balance sheet and income statement as a result of adopting these standards were not significant.

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

Effective January 1, 2002, GBC implemented SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No.'s 141 and 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Implementation of this standard resulted in the elimination of approximately $9.7 million of amortization expense of goodwill during 2002. In addition, GBC recorded a gross goodwill impairment charge of $110 million and an offsetting tax benefit of $31.0 million in 2002. This charge is non-cash and has no impact on the Company's operations.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities. " This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No.146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. GBC does not believe that the adoption of SFAS No.146 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others" (FIN No. 45). The initial recognition and measurement provisions of this interpretation, which require a guarantor to recognize a liability at the inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified after January 1, 2003. GBC does not believe that the adoption of FIN No. 45 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No. 123. The new standard provides alternative methods for transition to the fair value-based method of accounting for stock-based employee compensation from the intrinsic method. GBC currently accounts for stock-based employee compensation under the intrinsic method and has not made a determination as to when, or if, the Company would change to the fair value-based method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The required disclosures have been adopted in the Company's consolidated financial statements.

Related Party Transactions

As discussed in notes 1 and 11 to the consolidated financial statements, GBC and Lane Industries, Inc. (the Company's majority shareholder) have entered into Tax Allocation Agreements, which determine GBC's US Federal and US State income liabilities. Other related party transactions are detailed in GBC's 2002 Proxy Statement. No related party transactions had a material impact on GBC's financial position, cash flow, or results of operations.

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

Allowance for Doubtful Accounts and Sales Returns

The provision for doubtful accounts is established based upon historical losses on trade receivables, the aging of customer account balances, and the creditworthiness of specific customers. Historically, GBC has not realized significant losses on trade receivables. As discussed under Credit Concentration, certain of GBC's customers routinely carry significant trade receivable balances. Deterioration of the creditworthiness of such customers could have a significant negative impact on the financial results of GBC.

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

Allowance for Slow-moving and Obsolete Inventory

GBC's inventory is valued at manufactured cost or purchase cost. An allowance is established to adjust the cost of inventory to its net realizable value. The allowance is based upon historical and estimated future sales of specific inventory items. Changes in future demand for products or inaccurate estimates of demand for new products could have a significant impact on the Company's allowance. Additionally, a decision by major resellers of GBC's products to no longer carry these products could have a significant impact on the Company's future results.

Long-lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," the Company reviews potential impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During 2002 and 2001, provisions were established for certain assets impacted by restructuring activities. During 2002, the Company decided to dispose of its investment in an Indian joint venture, in which it owned less than 50% interest. The Company recognized a non-cash loss of $1.1 million in connection with this transaction, which is included in other expenses on its statements of income.

In accordance with SFAS No. 142, GBC tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax) effective January 1, 2002, primarily related to the impairment of goodwill in the Office Products Group. The Company will perform its annual impairment test at January 1 of each fiscal year. In addition, SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite lives are not amortized. As of December 31, 2002, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

Other significant accounting policies which do not involve the same level of management judgement and uncertainties as these discussed above are detailed in Note 1 to the Consolidated Financial Statements.

Acquisitions and Other Business Combinations

GBC made no acquisitions during the years 2000 through 2002.

Forward Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward looking statements" within the meaning of Section 21E(I) (1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results and the performance of GBC to be materially different than anticipated future results and performance expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a) competition within the office products, document finishing and film lamination markets; b) the effects of economic and political conditions; c) the issues associated with the restructuring of certain of GBC's operations; d) the ability of GBC's distributors to successfully market and sell GBC's products; e) the ability of GBC to obtain capital to finance anticipated operating and capital requirements; f) the availability and price of raw materials; g) dependence on certain suppliers of manufactured products; h) the effect of consolidation in the office products industry; and i) other factors indicated in GBC's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by GBC in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be materially different from the actual results achieved by the Company. In light of these factors, any forward-looking statements made herein should not be regarded as a representation by GBC that the Company's plans and objectives will be achieved.

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Shareholders of General Binding Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of General Binding Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of GBC's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of General Binding Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 (prior to the adjustments discussed in notes 1, 2 and 13), were audited by other independent accountants who have ceased operations. Those accountants expressed an unqualified opinion on those financial statements in their report, dated January 25, 2002 (except with respect to the matters discussed in Note 13, as to which the date was March 9, 2002).

As discussed in notes 1 and 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

As discussed above, the financial statements of General Binding Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in note 2, these financial statements have been revised to include the transitional disclosures required by SFAS No.142, which was adopted by the Company as of January 1, 2002. Further, as described in note 13, the Company revised the reporting of segment information. We audited such disclosures and revisions in segment information as described in notes 2 and 13. In our opinion, such transitional disclosures and revisions in segment information for 2001 and 2000 in notes 2 and 13 are appropriate and have been properly applied. Also as described in notes 1 and 13, these financial statements have been revised to reflect the adoption of EITF 01-09, as of January 1, 2002. We audited the revisions to the 2001 and 2000 statements described in notes 1 and 13 as a result of the adoption of EITF 01-09. In our opinion, such revisions for 2001 and 2000 in notes 1 and 13 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and revisions and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 31, 2003

Predecessor Auditor (Arthur Andersen LLP) Opinion

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in notes (1), (2) and (13) to the consolidated financial statements, the Company adopted the provisions Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer" (Issue 01-09), and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"(SFAS No. 142). As discussed in notes (1), (2), and (13) the Company has reflected the impact of adopting Issue 01-09 in the 2001 and 2000 consolidated financial statements , the transitional disclosures for 2001 and 2000 as required by SFAS No. 142 in the notes to the consolidated financial statements and revisions to the reporting of segment information. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements and notes thereto. The adjustments to the 2001 and 2000 consolidated financial statements and notes thereto were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein. Also, the Arthur Andersen LLP report is dual dated with a reference to note 13 of the consolidated financial statements. The reference to note 13 of the financial statements is no longer applicable as such information from prior years has been incorporated into other notes of the consolidated financial statements.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of General Binding Corporation:

We have audited the accompanying consolidated balance sheets of General Binding Corporation ("GBC," a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001*. These consolidated financial statements are the responsibility of GBC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 2001 and 2000*, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II** is the responsibility of GBC's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule** has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Chicago, Illinois
January 25, 2002

(Except with respect to the matters discussed in Note 13, as to which the date is March 9, 2002)

* The balance sheet as of December 31, 2000 and the statements of income and cash flow for the year ended December 31, 1999 are not presented in this Annual Report on Form 10-K.

**This report on Schedule II applies for the years ending December 31, 2001, 2000 and 1999. Schedule II for the year ended December 31, 1999 is not presented in this Annual Report on Form 10-K.

General Binding Corporation and Subsidiaries
Consolidated Statements of Income
(000 omitted, except per share data)

	Year ended December 31,
	2002	2001	2000
Sales:
Domestic sales	$ 452,103	$ 456,947	$ 557,738
International sales	249,625	254,996	266,843
Net sales	701,728	711,943	824,581
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	422,952	435,126	501,703
Inventory rationalization and write-down charges	1,049	8,843	-
Selling, service and administrative	226,576	231,959	253,023
Amortization of goodwill	-	9,711	9,723
Amortization of other intangibles	853	1,054	1,223
Interest expense	39,898	37,153	45,532
Restructuring and other:
Restructuring	8,013	7,269	848
Other	1,081	6,153	3,660
Other expense (income), net	247	(1,005)	2,110
Income (loss) before taxes and cumulative effect of accounting change	1,059	(24,320)	6,759
Income tax (benefit) expense	2,045	(4,849)	4,326
Net (loss) income before cumulative effect of accounting change	(986)	(19,471)	2,433
Cumulative effect of acounting change, net of taxes	79,024	-	-
Net (loss) income	$ (80,010) =======	$ (19,471) =======	$ 2,433 ======
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	5,791	(2,738)	(4,623)
Minimum pension liabilities	(10,205)	-	-
(Loss) on derivative financial instruments	(873)	(1,799)	-
Comprehensive (loss)	$ (85,297) =======	$ (24,008) =======	$ (2,190) ======
Net (loss) income per common share: (1)
Basic	$ (5.04)	$ (1.24)	$ 0.15
Diluted	(5.04)	(1.24)	0.15
Weighted average number of common shares outstanding (2)
Basic	15,883	15,761	15,725
Diluted	15,883	15,761	15,782
(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Balance Sheets
(000 omitted, except per share data)

	December 31,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 18,251	$ 59,936
Receivables, less allowances for doubtful accounts
and sales returns: 2002 - $18,568, 2001 - $18,780	121,709	114,606
Inventories, net	91,920	97,982
Deferred tax assets	20,804	20,920
Prepaid expenses	6,908	6,502
Other	5,707	5,106
Total current assets	265,299	305,052
Capital assets at cost:
Land and land improvements	6,094	5,406
Buildings and leasehold improvements	52,410	52,615
Machinery and equipment	143,355	148,875
Computer hardware and software	64,205	60,910
Total capital assets at cost	266,064	267,806
Less - accumulated depreciation	(156,038)	(143,194)
Net capital assets	110,026	124,612
Goodwill and other intangible assets, net of accumulated amortization	156,156	266,874
Long-term deferred tax assets	802	-
Other	19,695	22,632
Total assets	$ 551,978 =======	$ 719,170 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 50,459	$ 46,665
Accrued liabilities:
Salaries, wages and retirement plan contributions	14,814	13,394
Deferred income on service mainteance agreements	10,565	10,754
Accrued customer allowances	17,587	19,474
Restructuring reserve	7,191	5,206
Other	33,891	36,436
Notes payable	10,806	7,202
Current maturities of long-term debt	15,848	598
Total current liabilities	161,161	139,729
Long-term debt, less current maturities	314,766	410,668
Other long-term liabilities	33,920	23,052
Deferred tax liabilities	-	21,866
Contingencies	-	-
Stockholders' equity:
Common stock, $.125 par value; 40,000,000 shares authorized; 15,696,620
shares issued and outstanding at December 31, 2002 and 2001	1,962	1,962
Class B common stock, $.125 par value; 4,796,550 shares authorized;
2,398,275 shares issued and outstanding at December 31, 2002 and 2001	300	300
Additional paid-in capital	23,561	21,640
Treasury stock - 2,154,028 and 2,299,038 shares at December 31, 2002 and 2001	(24,632)	(26,284)
Retained earnings	66,671	146,681
Accumulated other comprehensive income	(25,731)	(20,444)
Total stockholders' equity	42,131	123,855
Total liabilities and stockholders' equity	$ 551,978 =======	$ 719,170 =======
The accompanying notes to consolidated financial statements are an integral part of these statements. 33
GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)
	Year ended December 31,
	2002	2001	2000
Operating activities:
Net (loss) income	$ (80,010)	$ (19,471)	$ 2,433
Adjustments to reconcile (loss) net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	79,024	-	-
Depreciation	22,836	22,782	22,001
Amortization	5,576	16,484	16,692
Restructuring and other	9,094	13,422	4,508
Provision for doubtful accounts and sales returns	4,095	6,359	4,956
Provision for inventory reserves	4,561	4,639	5,760
Inventory rationalization and write-down charges	1,049	8,843	-
Non-cash loss on sale of property	1,150	-	-
Non-cash loss on disposition of joint venture	1,137	-	-
Decrease (increase) in non-current deferred taxes	7,549	(11,924)	4,676
Decrease (increase) in other long-term assets	1,897	(1,437)	(1,724)
Other	128	(9)	1,517
Changes in current assets and liabilities:
(Increase) decrease in receivables	(6,135)	25,976	4,294
Decrease (increase) in inventories	3,973	9,575	(5,312)
Decrease in other current assets	1,132	688	14,755
(Increase) decrease in deferred tax assets	(3,604)	6,091	3,546
(Decrease) in accounts payable and accrued liabilities	(9,227)	(27,635)	(4,094)
Increase (decrease) in income taxes payable	2,241	(3,178)	728
Net cash provided by operating activities	46,466	51,205	74,736
Investing activities:
Capital expenditures	(9,010)	(14,897)	(19,609)
Net payments for acquisitions and investments	(416)	(110)	-
Proceeds from sale of subsidiary	470	-	-
Proceeds from sale of capital assets	1,286	538	1,885
Net cash used in investing activities	(7,670)	(14,469)	(17,724)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	344,610	1,223	14,012
Repayments of long-term debt-maturities greater than 90 days	(270,827)	(2,183)	(46,100)
Net change in borrowings-maturities of 90 days or less	(151,684)	12,857	(27,609)
(Reduction) increase in current portion of long-term debt	(186)	67	(1,434)
Payments of debt issuance costs	(3,438)	-	(262)
Contribution (distribution) related to Tax Allocation Agreements	1,490	(439)	258
Purchases of treasury stock	-	(17)	-
Proceeds from the exercise of stock options	1,164	526	-
Net cash (used in) provided by financing activities	(78,871)	12,034	(61,135)
Effect of exchange rates on cash	(1,610)	2,029	2,192
Net (decrease) increase in cash and cash equivalents	(41,685)	50,799	(1,931)
Cash and cash equivalents at the beginning of the year	59,936	9,137	11,068
Cash and cash equivalents at the end of the year	$ 18,251 ======	$ 59,936 ======	$ 9,137 ======
Supplemental disclosure:
Interest paid	34,263	$ 35,018	$ 40,351
Income taxes (refunded) paid	(6,708)	1,389	(18,159)
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(000 omitted except number of shares and per share data)
	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (2)	Total
Balance at December 31, 1999	$ 1,962	$ 300	$ 22,010	$163,719	$(27,096)	$ (11,284)	$149,611
2000 net income	-	-	-	2,433	-	-	2,433
Capital contribution (1)	-	-	258	-	-	-	258
2000 translation adjustment	-	-	-	-	-	(4,623)	(4,623)
Balance at December 31, 2000	1,962	300	22,268	166,152	(27,096)	(15,907)	147,679
2001 net loss	-	-	-	(19,471)	-	-	(19,471)
Capital distribution (1)	-	-	(439)	-	-	-	(439)
Exercise of stock options	-	-	(303)	-	829	-	526
Purchase of treasury stock at cost	-	-	-	-	(17)	-	(17)
Tax benefit of options exercised	-	-	70	-	-	-	70
2001 value of vested stock options	-	-	44	-	-	-	44
2001 losses on derivative financial
instruments	-	-	-	-	-	(1,799)	(1,799)
2001 translation adjustments	-	-	-	-	-	(2,738)	(2,738)
Balance at December 31, 2001	1,962	300	21,640	146,681	(26,284)	(20,444)	123,855
2002 net loss	-	-	-	(80,010)	-	-	(80,010)
Capital contribution (1)	-	-	1,490	-	-	-	1,490
Exercise of stock options	-	-	(488)	-	1,652	-	1,164
Compensation for restricted stock units	-	-	389	-	-	-	389
Tax benefit of options exercised	-	-	530	-	-	-	530
2002 losses on derivative financial
instruments	-	-	-	-	-	(873)	(873)
Minimum pension liabilities	-	-	-	-	-	(10,205)	(10,205)
2002 translation adjustment	-	-	-	-	-	5,791	5,791
Balance at December 31, 2002	$ 1,962 =====	$ 300 ====	$ 23,561 ======	$ 66,671 ======	$(24,632) =======	$ (25,731) =======	$ 42,131 ======
(1)	Amount represents a capital contribution from (distribution to) GBC's majority shareholder (Lane Industries, Inc)
under Tax Allocation Agreements. See notes 1 and 11 to the consolidated financial statements for additional information.
(2)	The net-of-tax components of Other Comprehensive Income at December 31 were: a) 2002 - currency translation, ($12,854), hedging activities, ($2,672), minimum pension liabilities, ($10,205); b) 2001 - currency translation, ($18,645), hedging activities, ($1,799); and c) 2000 - currency translation ($15,907)
Shares of Capital Stock
	Common Stock	Class B Common Stock	Treasury Stock (3)	Net Shares
Shares at December 31, 1999	15,696,620	2,398,275	(2,369,696)	15,725,199
Exercise of stock options	-	-	-	-
Purchase of treasury stock	-	-	-	-
Shares at December 31, 2000	15,696,620	2,398,275	(2,369,696)	15,725,199
Exercise of stock options	-	-	72,550	72,550
Purchase of treasury stock	-	-	(1,892)	(1,892)
Shares at December 31, 2001	15,696,620	2,398,275	(2,299,038)	15,795,857
Exercise of stock options	-	-	145,010	145,010
Purchase of treasury stock	-	-	-	-
Shares at December 31, 2002	15,696,620 ========	2,398,275 =======	(2,154,028) ========	15,940,867 ========
(3)	Shares held in treasury are shares of Common Stock
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

     (a)  Consolidation

  The consolidated financial statements include the accounts of General Binding Corporation ("GBC") and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in companies which are 20% to 50% owned are treated as equity investments, and GBC's share of earnings is included in income. Investments in companies where GBC owns in excess of 50% have been consolidated.

  Certain amounts for prior years have been reclassified to conform to the 2002 presentation.

    (b) Cash and Cash Equivalents

  Temporary cash investments with original maturities of three months or less are classified as cash equivalents.

    (c)  Inventory Valuation

  Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory costs include labor, material and overhead. Inventory balances are net of valuation allowances.

    (d) Depreciation of Capital Assets

  Depreciation of capital assets for financial reporting is computed principally using the straight-line method over the following estimated lives:

Buildings	8-50 years
Machinery and equipment	3-20 years
Computer hardware and software	2-10 years
Leasehold improvements	Lesser of lease term or useful life

  Routine repair and maintenance costs are expensed as incurred. Significant repair or maintenance costs incurred which extend the useful lives of assets are capitalized.

    (e)  Goodwill and Other Intangible Assets

In 2001 and 2000, for financial reporting purposes, goodwill and other intangible assets were amortized using the straight-line method over their estimated useful lives, generally 10 to 40 years. Accumulated amortization of goodwill and other intangible assets amounted to $52,852,826 at December 31, 2001.

Effective January 1, 2002, GBC adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. GBC will perform its annual impairment review during the first quarter of each year, commencing with the first quarter of 2002. Also, under the new rules, an acquired intangible asset (other than goodwill) would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

    (f)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

GBC's policy is to record U.S. income taxes on the earnings of its international subsidiaries that are expected to be distributed to GBC. As of December 31, 2002, the cumulative amount of undistributed earnings of international subsidiaries upon which U.S income taxes have not been recorded was approximately $38.9 million. In the opinion of management, this amount remains indefinitely invested in the international subsidiaries.

GBC is included in the consolidated US Federal Income tax return and certain US State Income tax returns of its majority shareholder Lane Industries, Inc. The amount of income tax liability for which GBC will be responsible is determined by Tax Allocation Agreements between the Company and Lane Industries. Differences between GBC's liability on a "separate return" basis and that computed under the Tax Allocation Agreements are reflected in GBC's financial statements as either a capital contribution or distribution.

    (g)  Revenue Recognition

  GBC recognizes revenues from product sales and services when earned, as defined by GAAP, and in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101). Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer, generally upon shipment. The Company also derives income from service maintenance agreements. Income from such agreements is deferred and recognized over the term of the agreement (generally one to three years), primarily on a straight-line basis. GBC provides for its estimate of doubtful accounts, sales returns, and sales incentives at the time of revenue recognition.

    (h)  Sales Incentives

  GBC offers a variety of sales incentives to resellers and consumers of its products. The incentives primarily consist of rebates, volume and growth incentives, marketing development funds, catalog allowances and cooperative advertising. The cost of these incentives is estimated based upon the terms of the customer agreements, along with historical and projected customer purchase volumes, and are recorded as a reduction in revenue.

    (i)   Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    (j)  Financial Instruments

  Many of GBC's financial instruments (including cash and cash equivalents, accounts receivable, notes payable, and other accrued liabilities) carry short-term maturities; as a result, their fair values approximate carrying values. As of December 31, 2002, approximately 54% of GBC's long-term debt obligations, including current maturities of long-term debt obligations, had floating interest rates, and the remaining debt obligations had a fixed interest rate. With the exception of the senior subordinated notes (see note 7), the fair value of these instruments approximates the carrying value.

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

    (k)  Related Parties

  GBC has relationships with several related parties. Lane Industries, Inc. is GBC's majority shareholder, and controls a majority of the voting shares of GBC. Transactions between GBC and Lane Industries, which primarily relate to shared services, are immaterial. However, as described further in note 11, GBC and Lane Industries have entered into "Tax Allocation Agreements," which may significantly impact the amount of US taxes received or paid by GBC in any year.

  GBC also has relationships with certain unconsolidated joint ventures. As part of the on-going relationships with these entities, GBC both buys and sells products from/to these entities. Transactions, with respect to sales and credit terms, are conducted at "arms-length" terms.

    (l)   New Accounting Standards

  On January 1, 2001 GBC adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for certain derivative financial instruments and hedging activities (including certain derivative instruments embedded in other contracts) and require GBC to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair market value. The adjustments to GBC's financial statements as a result of adopting these standards were not significant.

  Effective January 1, 2002, GBC implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. GBC previously recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior years' results have been restated for this change. The impact on the prior years' results was to reduce both net sales and selling, service and administrative expenses by $72.3 and $86.2 million in 2001 and 2000, respectively. There has been no change to operating income as a result of the implementation of this standard; however, operating income margins have increased.

  Effective January 1, 2002, GBC implemented SFAS No. 141, "Business Combinations," and SFAS No. 142, " Goodwill and Other Intangible Assets." With the adoption of SFAS No 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

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

  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others" (FIN No. 45). The initial recognition and measurement provisions of this interpretation, which require a guarantor to recognize a liability at the inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified after January 1, 2003. GBC does not believe that the adoption of FIN No. 45 will have a material impact on its consolidated financial statements.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No. 123. The new standard provides alternative methods for transition to the fair value-based method of accounting for stock-based employee compensation from the intrinsic method. GBC currently accounts for stock-based employee compensation under the intrinsic method and has not made a determination as to when, or if, the Company would change to the fair value-based method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The required disclosures have been adopted in the Company's consolidated financial statements.

    (m) Stock Compensation Plan

GBC has a stock-based employee compensation plan, that provides for stock options, and restricted stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with the intrinsic value method, no compensation expense is recognized for the Company's fixed stock option plans. The following table illustrates the effect on net income and earnings per share (EPS) if the company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all stock-based employee compensation.

	Year ended December 31,
	2002	2001	2000
Net income, as reported	$(80,010)	$(19,471)	$2,433
Add: Stock-based employee compensation expense included in reported net income, net of tax	-	-	-
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(2,074)	(4,646)	(984)
Pro forma net income	$(82,084) =======	$(24,117) =======	$1,449 ======
Earnings per basic common share
As reported	$(5.04) =====	$(1.24) =====	$0.15 ====
Pro forma	$(5.17) =====	$(1.53) =====	$0.09 ====
Earnings per diluted common share
As reported	$(5.04) =====	$(1.24) =====	$0.15 ====
Pro forma	$(5.17) =====	$(1.53) =====	$0.09 ====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2002, 2001, and 2000 respectively: expected life of ten years for 2002 and 2001, and eight years for 2000; expected volatility of 50%, 55% and 49%; and risk-free interest rates of 4.87%, 5.29%, and 6.58%. The weighted-average fair values of stock options granted during the year were $8.89, $5.31, and $4.65 in 2002, 2001 and 2000, respectively.

(2) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax) effective January 1, 2002, primarily related to the impairment of goodwill in the Office Products Group. In addition, SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of December 31, 2002, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

The following table reconciles net income, basic and diluted earnings per share to amounts that would have been reported if SFAS No. 142 had been implemented as of January 1, 2000 (000 omitted except per share data):

	Year ended December 31,
	2001	2000
Net income:
Net (loss) income, as reported	$(19,471)	$2,433

Goodwill amortization, net of taxes	7,775	3,500
Adjusted net (loss) income	$ (11,696) =======	$ 5,933 =====
Earnings per share:
Basic and diluted (loss) earnings per share, as reported	$(1.24)	$0.15
Goodwill amortization	0.49	0.22
Adjusted basic and diluted (loss) earnings per share	$(0.75) =====	$ 0.37 ====

GBC's carrying values for goodwill by business segment as of December 31, 2002 and 2001 are summarized below (000 omitted). The change in the carrying amount for goodwill between December 31, 2001 and December 31, 2002 is related to the impairment charge of goodwill and changes in foreign currency exchange rates.

	Carrying Amount at December 31,
	2002	2001
Office Products Group	$112,525	$218,415
Document Finishing Group	1,295	1,293
Films Group	5,924	5,834
Europe Group	-	3,277
Other	31,933	32,428
Total	$151,677 =======	$261,247 =======

GBC's other intangible assets as of December 31, 2002 and 2001 are summarized below (000 omitted):

	Gross Carrying Amount at December 31,		Accumulated Amortization at December 31,
	2002	2001	2002	2001
Customer agreements and relationships	$7,000	$7,000	$(3,107)	$(2,353)
Patents	1,464	1,464	(878)	(584)
Non-compete agreements	1,500	1,500	(1,500)	(1,400)
Total	$9,964 =====	$9,964 =====	$(5,485) ======	$(4,337) ======

Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense
2003	$1,047
2004	1,047
2005	754
2006	754
2007	754

(3) Foreign Currency Exchange and Translation

The assets and liabilities of GBC's subsidiaries outside the US are translated from their local currencies at year end rates of exchange, and income and cash flow statements are translated at weighted-average rates of exchange. Foreign currency translation adjustments are included in other comprehensive income in the consolidated statements of income, and as a separate component of stockholders' equity.

The accompanying consolidated statements of income include net gains and losses on foreign currency transactions. Such amounts are reported as other income (expense) and are summarized as follows (000 omitted):

Foreign Currency
Year Ended December 31,	Transaction Gain/(Loss) (1)
2002	$ 718
2001	(322)
2000	(1,828)

(1) Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(4) Inventories

Inventories are summarized as follows (000 omitted):
	December 31,
	2002	2001
Raw material	$21,362	$23,680
Work in progress	7,380	4,162
Finished goods	75,344	89,088
Gross inventory	104,086	116,930
Less reserves	(12,166)	(18,948)
Net inventory	$91,920 ======	$97,982 ======

(5) Restructuring and Other

During 2002, GBC recorded pre-tax restructuring charges of $8.0 million, which primarily consisted of expenses related to: a) the closure of a plant in Buffalo Grove, Illinois ($3.1 million); b) further downsizing and repositioning of a facility in Amelia, Virginia ($1.1 million); c) severance costs associated with the creation of the Commercial and Consumer Group ($1.8 million); and d) charges related to the reorganization of certain Corporate and other support functions ($2.0 million). The restructuring expenses primarily consist of severance and related benefit expenses, asset write-offs, contractual lease payments and other costs related to exit activities at affected facilities. The operations currently performed at these locations will be absorbed into existing GBC facilities; it is currently expected that these actions will be completed during 2003. As of December 31, 2002, approximately 200 employees have been terminated or given notice that they will be terminated in the near future.

During 2001, GBC recorded pre-tax restructuring charges of $7.3 million, which consisted of: a) $2.7 million related to the shutdown of GBC's Ashland, Mississippi operations; b) $2.0 million related to closure of GBC's distribution and administrative facility in Germany; c) $0.5 million related to facility reductions in the United Kingdom; d) $0.4 million related to the shutdown of operations in Poland; and e) $1.7 million for work force reductions in the Company's, Europe, Document Finishing and Films Groups, as well as the Asia/Pacific businesses.

During 2000, GBC recorded restructuring pre-tax charges totaling $0.8 million for expenses related to certain distribution operations in Europe (primarily employee severance costs).

The components of the restructuring expenses are as follows (000 omitted):

	Year ended December 31,
	2002	2001	2000
Severance and early retirement benefits	$5,092	$3,916	$421
Asset write-offs and write-downs	1,846	1,912	-
Lease cancellation expenses	845	612	427
All other restructuring expenses	230	829	-
Total restructuring expenses	$8,013 =====	$7,269 =====	$848 ===

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at December 31, 2002 is primarily related to asset write downs, lease expenses, severance, early retirement and other benefit expenses to be paid in the future periods.

Changes in the restructuring reserve for the years ended December 31, 2002 and 2001 were as follows (000 omitted):

	Severance	Asset Impairment and Other Exit Costs	Lease Cancellation Costs	Total
Balance at December 31, 2000	$2,080	$ 213	$-	$2,293
Activities during the year:
Provisions	3,916	2,741	612	7,269
Cash charges	(2,773)	(357)	(612)	(3,742)
Non-cash charges	-	(614)	-	(614)
Balance at December 31, 2001	3,223	1,983	-	5,206
Activities during the year:
Provision	5,092	2,076	845	8,013
Cash charges	(4,289)	(675)	(145)	(5,109)
Non-cash charges	-	(919)	-	(919)
Balance at December 31, 2002	$4,026 =====	$2,465 =====	$700 ====	$7,191 ====

During 2002, 2001 and 2000, GBC incurred other charges of $1.1 million, $6.2 million and $3.7 million, respectively. The components of these charges are as follows (000 omitted):

	Year ended December 31,
	2002	2001	2000
Contractual severance payments to former CEO	$ -	$2,361	$ -
Signing bonus and transition expenses for new
Chairman and CEO	-	1,640	-
Severance payments others, including former CFO	456	1,063	-
Loss on sale of assets of New Zealand operations	-	1,089	-
Production transition costs of closed/down-sized facilities	625	-	-
Supply-chain consulting study	-	-	1,960
Strategic consulting study	-	-	1,700
	$1,081 =====	$6,153 =====	$3,660 =====

(6) Retirement Plans and Post-retirement Benefits

GBC sponsors a 401(k) plan for its full-time domestic employees. The participants of the 401(k) plan may contribute from 1% to 15% of their eligible compensation on a pretax basis. GBC makes annual contributions that match 100% of pretax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. GBC's contributions to the plan were $3,319,000 in 2002, $3,871,000 in 2001 and $3,006,000 in 2000.

GBC's international subsidiaries sponsor a variety of defined benefit and defined contribution plans. These plans provide benefits that are generally based upon the employee's years of credited service. The benefits payable under these plans, for the most part, are provided by the establishment of trust funds or the purchase of insurance annuity contracts. At December

31, 2002, the accumulated benefit obligation (ABO) is in excess of the plan assets for certain of these plans. The projected benefit obligation, ABO, and fair value of plan assets at December 31, 2002 for these plans were $23.6 million, $22.7 million and $12.5 million, respectively, and $3.7 million, $3.1 million and $1.0 million at December 31, 2001, respectively.

In 2001, GBC established a defined benefit Supplemental Employee Retirement Plan ("SERP") for the Company's Chairman, President and CEO. Benefits under the SERP vest over nine years. At age 62 and, assuming full vesting, the SERP would pay an annual pension benefit of $450,000. This plan is not currently funded.

GBC currently provides certain health care benefits for eligible domestic retired employees. Employees may become eligible for those benefits if they have fulfilled specific age and service requirements. GBC monitors the cost of the plan, and has, from time to time, changed the benefits provided under this plan. GBC does not pre-fund its obligations and reserves the right to make additional changes or terminate these benefits in the future. Any changes in the plan or revisions of the assumptions affecting expected future benefits may have a significant effect on the amount of the obligation and annual expense.

The following tables provide a reconciliation of the changes in GBC's benefit plan obligations and the fair value of assets (000 omitted):

	Pension Benefits				Other Benefits
	2002		2001		2002	2001
	Domestic	International	Domestic	International	Domestic	Domestic
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$ 144	$21,305	$ -	$20,696	$8,653	$8,423
Interest cost	10	1,206	-	1,202	601	605
Service cost	230	668	138	760	708	582
Contributions	-	206	-	111	-	-
Actuarial loss (gain)	47	2,530	6	338	(1,339)	(392)
Plan amendment	-	(1,049)	-	-	214	-
Benefit payments	-	(1,146)	-	(971)	(367)	(565)
Exchange rate fluctuations	-	1,649	-	(831)	-	-
Benefit obligation at end of year	$431 ====	$25,369 ======	$144 ====	$21,305 ======	$8,470 =====	$8,653 =====
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$16,806	$ -	$20,552	$ -	$ -
Actual return on plan assets	-	(1,873)	-	(3,153)	-	-
Contributions	-	1,175	-	1,111	367	565
Benefit payments	-	(1,146)	-	(971)	(367)	(565)
Exchange rate fluctuations	-	1,866	-	(733)	-	-
Fair value of plan assets at end of year	$ - ==	$16,828 ======	$ - ==	$16,806 ======	$ - ==	$ - ==
Reconciliation of funded status:
Funded status at end of year	$(431)	$(9,590)	$144	$(4,499)	$(8,470)	$(8,653)
Unrecognized transition (asset) obligation	-	(108)	-	(196)	629	692
Unrecognized prior service costs	-	(749)	-	225	214	-
Unrecognized loss	53	11,162	(6)	5,530	2,202	3,690
Net amount recognized	$378 ====	$ 715 ====	$138 ====	$ 1,060 =====	$(5,425) ======	$(4,271) ======

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2002 and 2001 (000 omitted):
	Pension Benefits				Other Benefits
	2002		2001		2002	2001
	Domestic	International	Domestic	International	Domestic	Domestic
Prepaid benefit cost	$ -	$875	$ -	$3,101	$ -	$ -
Accrued benefit liability	(378)	(10,365)	(138)	(2,041)	(5,425)	(4,271)
Accumulated other
Comprehensive income	-	10,205	-	-	-	-
Net amount recognized	$(378) ====	$715 ====	$(138) ====	$1,060 =====	$(5,425) =====	$(4,271) =====

The following table provides the components of net periodic pension cost for the plans for 2002, 2001, and 2000 (000 omitted):
	2002		2001		2000
	Domestic	International	Domestic	International	International
Service cost	$ 230	$ 668	$ 138	$ 760	$ 722
Interest cost	10	1,206	-	1,202	1,087
Expected return on plan assets	-	(1,278)	-	(1,511)	(1,400)
Amortization of unrecognized:
Net transition asset	-	(101)	-	(97)	(102)
Prior-service cost	-	(48)	-	29	30
Net loss	-	273	-	60	47
Net periodic pension cost	$ 240 ====	$ 720 ====	$ 138 ====	$ 443 ====	$ 384 ====

At December 31, 2002, the Company recognized a minimum pension liability of $10.2 million related to one of its defined benefit pension plans. SFAS No. 87, "Employers' Accounting for Pensions," requires that a minimum liability be established when a pension plans accumulated benefit obligation ("ABO") exceeds its net assets. The minimum pension liability must be at least equal to the unfunded ABO. As a result of recent unfavorable asset returns and a decline in interest rates, GBC recorded a reduction to "Other Comprehensive Income," which is a component of stockholder's equity. The adjustment reflecting the minimum pension liability has no impact on the Company's results of operations.

The following table provides the components of net periodic post-retirement benefit cost for the plans for 2002, 2001, and 2000 (000 omitted):

	Other Benefits
	2002	2001	2000
Service cost	$ 708	$ 582	$ 464
Interest cost	601	605	435
Amortization of unrecognized:
Net transition obligation	63	62	63
Net loss	231	288	133
Total recognized post retirement benefit cost	$1,603 =====	$1,537 =====	$1,095 =====

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:
	Pension Benefits				Other Benefits
	2002		2001		2002	2001
	Domestic	International	Domestic	International	Domestic	Domestic
Weighted-average assumptions as of December 31:
Discount rate	6.5%	1.5-6.5%	7.25%	1.5-7.0%	6.5%	7.5%
Expected return on plan assets	N/A	2.0-9.0%	N/A	2.5-9.0%	N/A	N/A
Rate of compensation increase	N/A	1.5-4.5%	N/A	1.5-5.0%	N/A	N/A

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to be 6% during 2003 and remain at this level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (000 omitted):
	1% Increase	1% Decrease
Effect on total of service and interest cost components of
net periodic post retirement health care benefit costs	$128	$ (113)
Effect on the health care component of the accumulated
post retirement benefit obligation	$557	$(502)

(7) Debt and Credit Arrangements

GBC's primary borrowing facility is a multicurrency revolving credit facility established on January 13, 1997 (the "Facility"), which was amended and restated in November 1999 and January 2002. The Facility as of the January 2002 amendment provided for a total of $290 million of availability, comprised of a $90 million revolving credit facility and term loans totaling $200 million. The term loans have subsequently been reduced to $170 million as a result of $30 million of voluntary prepayments made in 2002. As of December 31, 2002, the maturity date on approximately $210 million of available borrowings is January 13, 2004, with the remaining portion due July 13, 2004. GBC is required to make quarterly repayments of the Facility totaling $15 million annually, which is classified as current maturities on GBC's balance sheet at December 31, 2002. Outstanding borrowings under the Facility totaled $170 million at December 31, 2002.

As a result of the January 2002 amendment, the Facility now provides for significantly higher interest rates than those payable under the previous facility, which is a reflection of the bank credit market conditions at the time the Facility's maturity was extended and the length of the extension period. Interest rates on the Facility are variable and are set at LIBOR plus 7%, except that term loans expiring July 13, 2004 carry a rate of LIBOR plus 8%. GBC has entered into interest rate swap agreements to hedge a portion of its LIBOR ("floating rate") interest exposure under the Credit Facility. The one month LIBOR rate at December 31, 2002 was approximately 1.38%. Any increase in LIBOR would result in increased interest expense on the unhedged portion of GBC's floating rate debt. Interest and facility fees are payable at varying rates as specified in the loan agreement. As of December 31, 2002, the applicable facility fee was .5% per annum.

Under the Facility, GBC is subject to certain restrictions and covenants. As of December 31, 2002 and during the year then ended, the Company was in compliance with these covenants.

As a result of the January 2002 amendment, GBC became subject to certain financial covenants beginning with the first quarter of 2002. Under the most restrictive of these covenants, GBC must meet certain minimum EBITDA (as defined in the Credit Agreement) targets, as well as leverage and interest coverage ratios. In addition to the restrictive covenants, credit availability is based on a "Borrowing Base" comprised of certain of its trade receivables and inventory. There are also restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Pursuant to the Facility, substantially all of the assets of General Binding Corporation and its domestic subsidiaries remain pledged as collateral, as well as a portion of the equity in certain foreign subsidiaries.

The book value of GBC's variable rate debt approximated the fair market value as of December 31, 2002 and 2001. The market value of the Senior Subordinated Notes was approximately 81% of book value as of December 31, 2002.

Long-term debt consists of the following at December 31, 2002 and 2001 (000 omitted):
	December 31,
	2002	2001
Revolving Credit Facility
U.S. Dollar borrowings - Term A Notes - (weighted average floating interest rate of 8.41% at December 31, 2002)	$130,390	$ -
U.S. Dollar borrowings - Term B Notes - (weighted average floating interest rate of 9.80% at December 31, 2002)	39,610	-
U.S. Dollar borrowings - (weighted average floating interest rate of 5.00% at December 31, 2001)	-	249,500
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.65% at December 31, 2002 and 1.80% at December 31, 2001 )	6,855	6,855
IRB, due annually from July 1994 to July 2008 - (floating interest rate of 1.86% at December 31, 2002 and 1.89% at December 31, 2001)	1,150	1,300
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowing, due monthly November 1994 to October 2004 - (fixed interest rate of 8.85%)	525	679
Other borrowings	12,890	10,134
Total debt	341,420	418,468
Less-current maturities	(26,654)	(7,800)
Total long-term debt	$314,766 =======	$410,668 =======

The scheduled maturities of debt for each of the five years subsequent to December 31, 2002, are as follows (000 omitted):

Year Ending December 31,	Amount
2003	$ 26,654
2004	156,508
2005	493
2006	282
2007	228
Thereafter	157,255
Total	$341,420 =======

Currently, GBC has various short-term, variable-rate credit arrangements totaling $18.3 million. Outstanding borrowings under these arrangements totaled $10.8 million at December 31, 2002. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the lenders under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt for the three years ended December 31, 2002, 2001 and 2000 is as follows (000 omitted):
	Notes Payable To Banks Balance At End Of Year (1)	Weighted Average Interest Rate At End Of Year (2)	Maximum Month-end Balance Outstanding During the Year (3)	Average Amount Outstanding During The Year (4)	Weighted Average Interest Rate During the Year (5)
2002	$10,806	5.3%	$10,806	$8,111	6.6%
2001	7,202	5.2	9,309	8,334	8.8
2000	9,751	8.4	14,505	11,263	9.7

(1) Notes payable by GBC's foreign subsidiaries were $10,806 at December 31, 2002, $7,202 at December 31, 2001, and $9,751 at December 31, 2000.
(2) The weighted average interest rate is computed by dividing the annualized interest expense for the short-term debt outstanding by the short-term debt outstanding at December 31.
(3) The composition of GBC's short-term debt will vary by category at any point in time during the year.
(4) Average amount outstanding during the year is computed by dividing the total daily outstanding principal balances by 365 days.
(5) The weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

(8) Derivative Financial Instruments

Interest Rate Swaps and Interest Rate Cap Agreements

From time to time, GBC has entered into interest rate swap and interest rate cap agreements to hedge its interest rate exposures. Under interest rate swap agreements, GBC agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed-upon notional amount. The swap agreements have various maturity dates through February 2005. GBC has applied hedge accounting for these instruments, and the fair values of the interest rate swap agreements are estimated using the net present value of the anticipated future cash flows. To the extent the hedges are effective, unrealized gains and losses are recorded in Other Comprehensive Income; unrealized gains and losses on ineffective hedges are recognized in the income statement. Selected information related to GBC's interest rate swap agreements is as follows (amounts in millions):
	December 31,
	2002	2001
Notional amount	$ 80.0	$ 110.0
Fair value - net unrecognized (loss) gain	(2.9)	(2.6)

GBC is exposed to potential losses in the event of nonperformance by the counterparties to the interest rate swap, although the Company attempts to mitigate this risk by diversifying its counterparties.

Foreign Exchange Contracts

GBC enters into foreign exchange contracts to hedge foreign currency risks. These contracts hedge firmly committed transactions such as inventory purchases, royalties, management fees, and intercompany loans. Gains and losses on foreign exchange contracts are recorded in a comparable manner to the underlying transaction being hedged (e.g., costs related to inventory purchases are recorded to inventory and recognized in cost of sales). Obligations under foreign exchange contracts are valued at either the spot rate or an appropriate forward rate at the respective balance sheet date. Selected information related to GBC's foreign exchange contracts is as follows (amounts in millions):
	December 31,
	2002	2001
Notional amount	$97.9	$75.2
Fair value-net unrealized (loss) gain (1)	(1.4)	(0.2)

(1) As of December 31, 2002, GBC recorded cumulative unrealized losses of approximately $1.5 million in its consolidated statement of income related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized gains of approximately $0.1 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.

Foreign exchange contracts as of December 31, 2002 had various maturities through December 2003. The unrealized gains and losses are substantially offset by changes in the valuation of the underlying items being hedged.

(9) Rents and Leases

GBC has entered into numerous operating leases, primarily for manufacturing and office facilities. Future minimum rental payments required for all non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows (000 omitted):
Year Ending December 31,	Operating Lease Payments
2003	$13,095
2004	8,333
2005	7,093
2006	6,133
2007	5,642
After 2007	16,304
Total minimum lease payments	$56,600 ======

Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $16.3 million, $16.9 million and $17.6 million, respectively.

(10) Common Stock and Stock Options

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):
	Year Ended December 31,
	2002	2001	2000
Numerator:
Net (loss) income available to common shareholders	$(80,010)	$(19,471)	$2,433
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (1)	15,883	15,761	15,725
Effect of dilutive securities:
Employee stock options (3)	-	-	57
Denominator for diluted earnings per share - adjusted weighted-average shares (1) and assumed conversions	15,883 =====	15,761 =====	15,782 =====
Earnings per share - basic (2)	$(5.04) =====	$(1.24) =====	$0.15 ====
Earnings per share - diluted (2)	$(5.04) =====	$(1.24) =====	$0.15 ====

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3) As of December 31, 2002, GBC had 1,257,443 dilutive stock options outstanding. These options were not included in the calculation of earnings per share as they would have been anti-dilutive.

GBC has a non-qualified stock option plan for officers, including officers who are directors and other key employees of the Company. Options may be granted at a purchase price of not less than 85% of the fair market value on the date of the grant. Options granted, in most cases, may be exercised in four equal parts over a period not to exceed ten years from the date of grant, except that no part of an option may be exercised until at least one year from the date of grant. Certain options that have been granted may be exercised in two equal parts over a period not to exceed four years.

A summary of the stock option activity is as follows (000 omitted):
	Year Ended December 31,
	2002		2001		2000
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Shares under option
at beginning of year	1,831	$11	1,062	$15	555	$25
Options granted	681	13	1,092	8	589	7
Options exercised	(149)	8	(69)	7	-	-
Options expired/canceled	(307)	14	(254)	14	(82)	20
Shares under option
at end of year	2,056 ====	12	1,831 ====	11	1,062 ====	15
Options exercisable	743 ===	11	577 ===	12	175 ===	19
Weighted average fair
value of options granted		$8.89 ====		$5.31 ====		$4.65 ====

The 2,056 options outstanding at December 31, 2002 have exercise prices between $7.00 and $30.50 per share, with a weighted average exercise price of $11.92 per share and a weighted average remaining contractual life of 7.43 years.

The following is a summary of stock options outstanding at December 31, 2002 (option shares in 000's):

Options outstanding				Options exercisable
Range of exercise prices	Outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Exercisable	Weighted -average exercise price
$7-11	1,171	7.7	7.91	606	7.78
$12-25	728	8.1	14.48	72	22.30
$26-30	157	2.4	29.89	65	29.89
$7-30	2,056	7.4	11.92	743	11.12

As of December 31, 2001 and 2000, there were 576,923 and 174,998 options exercisable, respectively, at weighted-average exercise prices of $12.07 and $19.12, respectively.

GBC's stock option plan also provides for the grant of restricted stock units ("RSUs"). The RSUs awarded in 2002 vest 100% in three years. Upon vesting, the RSUs will be converted into common stock of the Company unless the RSU award recipient elects to defer receipt of the shares. In 2002, GBC awarded 102,000 RSUs. Compensation expense is recognized over the vesting period for the value of the RSUs based upon the value of GBC common stock at the issuance date. For 2002, compensation expense of $389,000 was recognized.

(11) Income Taxes

Income before taxes is as follows (000 omitted):

	Year Ended December 31,
	2002	2001	2000

United States	$(12,637)	$(22,085)	$ 5,429
Foreign	13,696	(2,235)	1,330
Total (loss) income before taxes	$ 1,059 =====	$(24,320) ======	$ 6,759 =====

The provision for income taxes is as follows (000 omitted):

	Year Ended December 31,
	2002	2001	2000
Current expense (benefit):
Federal	$ 664	$ 13	$ 21
State	80	36	115
Foreign	4,664	3,626	4,490
Total current	5,408	3,675	4,626
Deferred (benefit) expense:
Federal	(2,286)	(7,693)	606
State	(554)	(1,322)	158
Foreign	(523)	491	(1,064)
Total deferred	(3,363)	(8,524)	(300)
Total provision (benefit)	$2,045 =====	$(4,849) ======	$4,326 =====

GBC's income tax expense (benefit) varies from the statutory Federal income tax expense (benefit) as a result of the following factors (000s omitted):

	Year Ended December 31,
	2002	2001	2000

Income tax expense (benefit) at U.S. Statutory rate	$ 371	$ (8,512)	$ 2,366
State income taxes, net of federal income tax benefit	(308)	(835)	177
Net effect of international subsidiaries' foreign tax rates after balance sheet translation gains and losses	(653)	4,899	2,782
Net effect of foreign branches and remission of earnings	575	(1,817)	(1,674)
Non-tax deductible items	1,449	1,101	686
Tax settlement (1)	(902)	-	-
Tax credits displaced by net operating loss carrybacks (2)	1,513	-	-
Other, net	-	315	(11)
Total provision (benefit)	$2,045 =====	$(4,849) ======	$4,326 =====
(1) GBC received a US Federal income tax refund related to the settlement of an issue arising from one of its domestic subsidiaries.
(2) New US tax legislation enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997, generating a $7.5 million tax refund. The carryback also displaced previously utilized tax credits, which were written-off because GBC was not able to utilize them before the expiration of the carryover period.

Significant components of GBC's deferred tax assets and liabilities are as follows (000 omitted):
	December 31,
	2002	2001
Items creating net deferred tax assets (current):
Foreign tax credits	$ -	$ 2,303
Net operating loss carryovers	2,267	-
Inventory valuation	2,855	4,462
Foreign deferred tax assets	1,461	1,777
Employee benefits	3,184	2,825
Restructuring reserves	3,208	3,036
Bad debt and sales return allowance	3,847	4,406
Other	3,982	4,414
Total current deferred tax assets	20,804	23,223
Items creating net long-term deferred tax assets (liabilities):
Depreciation	(9,573)	(11,224)
Amortization of intangible assets	7,618	(15,736)
Foreign deferred tax liabilities	(2,362)	(3,201)
Foreign tax credits	3,917	-
Withholding taxes	(833)	(833)
FAS 106 post retirement benefits	1,913	1,495
Net operating loss carryovers	19,647	26,130
Other	489	(2,046)
Gross long-term deferred tax assets (liabilities)	20,816	(5,415)
Valuation allowance	(20,014)	(18,754)
Total long-term deferred assets (liabilities)	802	(24,169)
Net deferred tax asset (liability)	$ 21,606 ======	$ (946) =====

At December 31, 2002, the Company has $67.0 million of net operating loss carryforwards available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2003 through 2023 or have an unlimited carryover period. A valuation allowance of $16.6 million has been provided for a portion of the deferred tax assets related to those loss carryforwards which are expected to expire. GBC determines the valuation allowances by considering currently available data, historical and projected taxable earnings and losses by jurisdiction, the Company's current financial condition and other relevant factors. If GBC is unable to generate sufficient future taxable income, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of its remaining net deferred tax assets resulting in an increase in the effective tax rate.

(12) Contingencies

GBC is currently involved in matters of litigation arising from the normal course of business. None of the litigation matters either individually or in the aggregate is material to the Company. Accruals have been provided related to such matters based upon management's current estimate of the most likely outcomes. Based upon consultation with legal counsel, GBC believes that if any additional liabilities were to arise from these matters that they would not have a material effect on the Company's financial position, results of operations or cash flows.

(13) Business Segments and Foreign Operations

During 2002, GBC continued to evaluate its organization and created two new business groups - Commercial and Consumer ("CCG") and Industrial and Print Finishing ("IPFG"). The CCG was created through the combination of the former Document Finishing and Office Products Groups and is responsible for marketing the Company's binding, laminating, visual display (writing boards, bulletin boards, easels, etc.), and other products for use by consumers and commercial customers. The Industrial and Print Finishing Group, which is comprised of the former Films Group and what was the Automated Products division of the Document Finishing Group, targets "print-for-pay" and other finishing customers who use GBC's professional grade finishing equipment and supplies. GBC's internal management reporting was not modified in 2002 to reflect the new business groups, therefore, the Company's segment reporting continues to be presented based upon four primary disaggregated business groups - Document Finishing, Films, Office Products and Europe.

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

Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products, as well as selling, general and administrative costs. The Others category presented below includes the results of other entities not assigned to one of the four reportable segments. For internal management purposes and the presentation below, operating income is calculated as net sales less product cost of sales; selling, service and administrative expenses and amortization of other intangibles.

GBC does not separately identify interest expense or income taxes for its operating segments. Additionally, certain expenses of a corporate nature and certain shared service expenses are not allocated to the business groups. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant. As a result of the implementation of SFAS No. 142 (see note 1 Summary of Significant Accounting Policies), goodwill is no longer amortized, and is not included as a component of operating income. Prior years results have been restated to exclude the following amounts of amortization:
	2001	2000
Office Products Group	$7,811	$7,811
Document Finishing Group	39	39
Films Group	317	317
Europe Group	98	102
Others	1,446	1,454
Total	$9,711 =====	$9,723 =====

Prior years' results have also been impacted by the implementation of EITF issue No. 01-09 (see note 1, Summary of Significant Accounting Policies). The impact was to reduce both net sales and selling, service and administrative expenses by the amounts provided below. There was no change to operating income.
	2001	2000
Office Products Group	$66,933	$83,198
Document Finishing Group	504	172
Films Group	12	53
Europe Group	4,873	2,790
Others	(8)	5
Total	$72,314 ======	$86,218 ======

The prior periods have been restated for these reporting changes. Certain segment information for the years ended December 31, 2001 and 2000 has been reclassified to conform to the current year presentation. Certain corporate costs formerly included in "all other" have now been reflected in "unallocated corporate items" in the Company's reconciliation of total segment operating income to income before taxes and cumulative effect of accounting change.

Segment data is provided below for the three years ended December 31, 2002, 2001 and 2000.

	Unaffiliated Customer Sales Year ended December 31,			Affiliated Customer Sales Year ended December 31,
	2002	2001	2000	2002	2001	2000
Office Products Group	$234,949	$225,903	$294,735	$ 6,283	$ 4,457	$ 5,443
Document Finishing Group	185,882	194,439	208,417	14,320	21,262	21,518
Films Group	143,993	150,785	167,460	21,599	14,966	14,848
Europe Group	95,886	100,564	108,002	12,663	14,940	20,532
Other	41,018	40,252	45,967	-	-	40
Eliminations	-	-	-	(54,865)	(55,625)	(62,381)
Total	$701,728 =======	$711,943 =======	$824,581 =======	$ - ======	$ - ======	$ - ======

	Operating Income Year Ended December 31,			Total Segment Assets December 31,
	2002	2001	2000	2002	2001	2000
Office Products Group	$ 28,717	$ 25,903	$ 40,297	$301,677	$ 402,479	$373,744
Document Finishing Group	18,478	22,103	26,227	185,234	167,467	120,427
Films Group	25,466	26,176	34,720	244,039	222,701	213,433
Europe Group	1,359	(675)	(3,752)	126,511	119,644	131,650
Other	3,563	2,030	1,857	83,462	83,551	97,820
Eliminations	-	-	-	(388,945)	(276,672)	(175,766)
Total	$ 77,583 ======	$ 75,537 ======	$ 99,349 ======	$551,978 =======	$719,170 =======	$761,308 =======

The following is a reconciliation of segment operating income to income before taxes and cumulative effect of accounting change:

	Year ended December 31,
	2002	2001	2000
Total segment operating income	$77,583	$ 75,537	$99,349
Unallocated corporate items	(26,236)	(29,337)	(30,717)
Inventory rationalization and write-down charges	(1,049)	(8,843)	-
Amortization of goodwill	-	(9,711)	(9,723)
Interest expense	(39,898)	(37,153)	(45,532)
Restructuring and other expenses (1)	(9,094)	(15,818)	(4,508)
Other expense (income)	(247)	1,005	(2,110)
Income before taxes and cumulative effect of
accounting change	$ 1,059 =====	$(24,320) ======	$ 6,759 =====

(1) In 2001, $2,396 of charges primarily related to product inventory rationalization were included in sales and cost of sales but not allocated to operating groups in GBC's internal management reporting.

No single customer accounts for more than 10% of GBC's net sales. GBC does however, have certain major customers.

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

Financial information for the three years ended December 31, 2002, 2001 and 2000, by geographical area is summarized below. Export sales to foreign customers ($7.7 million in 2002, $8.6 million in 2001, and $10.2 million in 2000) have been classified in the following tables as part of the United States sales (000 omitted).

	Unaffiliated Customer Sales Year ended December 31,			Long-lived Assets December 31,
	2002	2001	2000	2002	2001	2000
US	$ 459,836	$ 465,562	$ 568,014	$ 355,826	$472,391	$494,039
Europe	132,417	135,365	136,108	17,932	22,933	32,505
Other International	109,475	111,016	120,459	21,215	20,182	15,185
	-	-	-	(108,294)	(101,388)	(101,046)
	$ 701,728 =======	$ 711,943 =======	$ 824,581 =======	$ 286,679 =======	$ 414,118 =======	$440,683 =====

(14) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002 and 2001 was as follows (000 omitted except per share data):

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Sales	$172,262	$174,336	$175,911	$179,219
Gross profit (1)	65,940	69,746	69,321	72,720
(Loss) income before taxes	(5,652)	1,730	356	4,625
Net (loss) income	(84,893)	2,097	(421)	3,207
Net (loss) income per common share:
Basic	$(5.34)	$0.13	$(0.03)	$0.20
Diluted	(5.34)	0.13	(0.03)	0.20
	Three Months Ended
2001	March 31	June 30	September 30	December 31
Sales	$191,800	$180,670	$179,000	$160,473
Gross Profit (1)	73,721	69,365	69,579	55,309
(Loss) income before taxes	(2,016)	(4,370)	(272)	(17,662)
Net (loss) income	(1,108)	(4,320)	(231)	(13,812)
Net (loss) income per common share:
Basic	$(0.07)	$(0.27)	$(0.01)	$(0.89)
Diluted	(0.07)	(0.27)	(0.01)	(0.89)

(1) Gross profit is computed as sales less cost of sales.

(15) Condensed Consolidating Financial Information

Each of GBC's domestic restricted subsidiaries have jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes discussed in note 7 to the consolidated financial statements. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following consolidating financial statements which detail the results of operations, financial position and cash flows of the Parent, Guarantors, and Non-Guarantors (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the information for GBC on a consolidated basis.

Consolidating Balance Sheets (000 omitted)

	December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 12,747	$ 2	$ 5,502	$ -	$ 18,251
Receivables, net	67,810	25	53,874	-	121,709
Inventories, net	56,248	394	35,278	-	91,920
Deferred tax assets	17,714	1,741	1,349	-	20,804
Other	2,524	15	10,076	-	12,615
Due from affiliates	12,561	28,953	7,739	(49,253)	-
Total current assets	169,604	31,130	113,818	(49,253)	265,299
Net capital assets	74,981	6,980	28,065	-	110,026
Goodwill and other intangibles, net of
accumulated amortization	127,539	22,394	6,223	-	156,156
Other	5,333	11,308	3,856	-	20,497
Investment in subsidiaries	134,327	139,265	-	(273,592)	-
Total assets	$ 511,784 =======	$ 211,077 =======	$ 151,962 =======	$ (322,845) ========	$ 551,978 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 36,044	$ 987	$ 13,428	$ -	$ 50,459
Accrued liabilities	55,192	2,144	26,712	-	84,048
Notes payable	-	-	10,806	-	10,806
Current maturities of long-term debt	15,150	-	698	-	15,848
Due to affiliates	24,135	-	11,961	(36,096)	-
Total current liabilities	130,521	3,131	63,605	(36,096)	161,161
Long-term debt - affiliated	6,224	-	4,958	(11,182)	-
Long-term debt, less current maturities	312,855	-	1,911	-	314,766
Other long-term liabilities	20,053	183	13,684	-	33,920
Deferred tax liabilities	-	-	-	-	-
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	23,561	117,733	164,157	(281,890)	23,561
Retained earnings	66,671	113,702	(75,518)	(38,184)	66,671
Treasury stock	(24,632)	-	-	-	(24,632)
Accumulated other comprehensive
income	(25,731)	(23,677)	(23,167)	46,844	(25,731)
Total stockholders' equity	42,131	207,763	67,804	(275,567)	42,131
Total liabilities and stockholders' equity	$ 511,784 =======	$ 211,077 =======	$ 151,962 =======	$ (322,845) ========	$ 551,978 ========

Consolidating Balance Sheets (000 omitted)

	December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 56,236	$ 2	$ 3,698	$ -	$ 59,936
Receivables, net	57,381	(12)	57,237	-	114,606
Inventories, net	58,633	296	39,723	(670)	97,982
Deferred tax assets	14,390	5,010	728	792	20,920
Other	3,199	22	8,387	-	11,608
Due from affiliates	37,524	20,118	(106)	(57,536)	-
Total current assets	227,363	25,436	109,667	(57,414)	305,052
Net capital assets	87,789	7,693	29,130	-	124,612
Goodwill and other intangibles, net of
accumulated amortization	174,541	24,071	68,262	-	266,874
Other	13,757	3,436	6,436	(997)	22,632
Investment in subsidiaries	175,682	125,556	-	(301,238)	-
Total assets	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,785	$ 605	$ 15,275	$ -	$ 46,665
Accrued liabilities	63,469	2,122	19,603	70	85,264
Notes payable	1	-	7,201	-	7,202
Current maturities of long-term debt	351	-	247	-	598
Due to affiliates	24,601	-	14,707	(39,308)	-
Total current liabilities	119,207	2,727	57,033	(39,238)	139,729
Long-term debt - affiliated	-	-	16,874	(16,874)	-
Long-term debt, less current maturities	407,803	-	2,865	-	410,668
Other long-term liabilities	18,170	187	4,695	-	23,052
Deferred tax liabilities	10,097	8,568	3,201	-	21,866
Stockholders' equity:
Common stock	1,962	5	3,518	(3,523)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	21,640	92,145	161,206	(253,351)	21,640
Retained earnings	146,681	100,343	(16,838)	(83,505)	146,681
Treasury stock	(26,284)	-	-	-	(26,284)
Accumulated other comprehensive
income	(20,444)	(17,783)	(19,059)	36,842	(20,444)
Total stockholders' equity	123,855	174,710	128,827	(303,537)	123,855
Total liabilities and stockholders' equity	$ 679,132 =======	$ 186,192 =======	$ 213,495 =======	$ (359,649) ========	$ 719,170 =======

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 459,836	$ -	$ 241,892	$ -	$ 701,728
Affiliated sales	38,178	-	21,942	(60,120)	-
Net sales	498,014	-	263,834	(60,120)	701,728
Cost of sales:
	Product cost of sales, including development
and engineering	311,214	(151)	172,009	(60,120)	422,952
Inventory rationalization and write-down charges	672	-	377	-	1,049
Selling, service and administrative	151,182	26	75,368	-	226,576
Amortization of other intangibles	853	-	-	-	853
Restructuring and other:
Restructuring	7,257	-	756	-	8,013
Other	1,081	-	-	-	1,081
Interest expense	38,863	205	1,928	(1,098)	39,898
Other (income) expense	(921)	(489)	559	1,098	247
(Loss) income before taxes, cumulative accounting
	change and undistributed earnings of wholly
owned subsidiaries	(12,187)	409	12,837	-	1,059
Income (benefits) taxes	(3,787)	913	4,919	-	2,045
Cumulative effect of accounting change, net of taxes	34,428	(21,695)	66,291	-	79,024
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(42,828)	21,191	(58,373)	-	(80,010)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(37,182)	1,974	-	35,208	-
Net (loss) income	$ (80,010) =======	$ 23,165 ======	$ (58,373) =======	$ 35,208 ======	$ (80,010) =======

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 465,561	$ -	$ 246,382	$ -	$ 711,943
Affiliated sales	49,272	-	13,176	(62,448)	-
Net sales	514,833	-	259,558	(62,448)	711,943
Cost of sales:
	Product cost of sales, including development
and engineering	328,371	(28)	169,231	(62,448)	435,126
Inventory rationalization and write-down charges	4,885	-	3,958	-	8,843
Selling, service and administrative	153,887	16	78,056	-	231,959
Amortization of goodwill	6,917	751	2,043	-	9,711
Amortization of other intangibles	1,054	-	-	-	1,054
Restructuring and other:
Restructuring	3,827	-	3,442	-	7,269
Other	4,461	-	1,692	-	6,153
Interest expense	35,714	694	2,773	(2,028)	37,153
Other (income) expense	(4,631)	(1,770)	3,275	2,121	(1,005)
(Loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(19,652)	337	(4,912)	(93)	(24,320)
Income (benefits) taxes	(3,370)	51	(738)	(792)	(4,849)
(Loss) before undistributed earnings of
wholly owned subsidiaries	(16,282)	286	(4,174)	699	(19,471)
Undistributed earnings (losses) of wholly-owned	(3,190)	-	-	3,190	-
subsidiaries
Net (loss) income	$ (19,472) =======	$ 286 ====	$ (4,174) ======	$ 3,889 =====	$ (19,471) =======

	Year ended December 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 568,013	$ -	$ 256,568	$ -	$ 824,581
Affiliated sales	51,377	-	14,674	(66,051)	-
Net sales	619,390	-	271,242	(66,051)	824,581
Cost of sales:
	Product cost of sales, including development
and engineering	395,838	(114)	172,030	(66,051)	501,703
Selling, service and administrative	166,187	(30)	86,866	-	253,023
Amortization of goodwill	6,905	755	2,063	-	9,723
Amortization of other intangibles	1,223	-	-	-	1,223
Restructuring and other:
Restructuring	(171)	-	1,019	-	848
Other	3,660	-	-	-	3,660
Interest expense	43,860	882	3,567	(2,777)	45,532
Other (income) expense	(3,805)	(2,342)	5,992	2,265	2,110
(Loss) before taxes and undistributed
earnings of wholly owned subsidiaries	5,693	849	(295)	512	6,759
Income (benefits) taxes	3,971	543	(188)	-	4,326
(Loss) before undistributed earnings of
wholly owned subsidiaries	1,722	306	(107)	512	2,433
Undistributed earnings (losses) of wholly-owned	711	(3,225)	-	2,514	-
subsidiaries
Net (loss) income	$ 2,433 =====	$ (2,919) ======	$ (107) =====	$ 3,026 =====	$ 2,433 =====

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2002
	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$ 30,437	$ 439	$ 15,590	$ 46,466
Investing activities:
Capital expenditures	(5,627)	(439)	(2,944)	(9,010)
Net payments for acquisitions and investments	(416)	-	-	(416)
Proceeds from sale of subsidiary	470	-	-	470
Proceeds from sale of plant and equipment	885	-	401	1,286
Net cash used in investing activities	(4,688)	(439)	(2,543)	(7,670)
Financing activities:
Increase (reduction) in intercompany borrowings	11,196	-	(11,196)	-
Proceeds from long-term borrowings-
maturities greater than 90 days	344,610	-	-	344,610
Repayments of long-term debt-
maturaties greater than 90 days	(270,000)	-	(827)	(270,827)
Net change in borrowings-maturities of 90 days or less	(154,110)	-	2,426	(151,684)
Reduction in current portion of long-term debt	(150)	-	(36)	(186)
Payments of debt issuance costs	(3,438)	-	-	(3,438)
Contribution related to Tax Allocation Agreement	1,490	-	-	1,490
Proceeds from the exercise of stock options	1,164	-	-	1,164
Net cash used in financing activities	(69,238)	-	(9,633)	(78,871)
Effect of exchange rates on cash	-	-	(1,610)	(1,610)
Net (decrease) increase in cash & cash equivalents	(43,489)	-	1,804	(41,685)
Cash and cash equivalents at the beginning of the year	56,236	2	3,698	59,936
Cash and cash equivalents at the end of the year	$ 12,747 ======	$ 2 ===	$ 5,502 =====	$ 18,251 ======

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2001
	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activities	$ 50,815	$ 2,658	$ (2,268)	$ 51,205
Investing activities:
Capital expenditures	(8,582)	(625)	(5,690)	(14,897)
Payments of acquisitions and investments	(110)	-	-	(110)
Proceeds from sale of plant and equipment	362	8	168	538
Net cash used in investing activities	(8,330)	(617)	(5,522)	(14,469)
Financing activities:
(Reduction) increase in intercompany borrowings	(6,639)	-	6,639	-
Proceeds from long-term borrowings-
maturities greater than 90 days	98	-	1,125	1,223
Repayments of long-term debt-
maturities greater than 90 days	(1,862)	-	(321)	(2,183)
Reduction in current portion of long-term debt	109	-	(42)	67
Net change in borrowings-maturities of 90 days or less	17,358	-	(4,501)	12,857
Distribution related to Tax Allocation Agreement	(439)	-	-	(439)
Purchase of treasury stock	(17)	-	-	(17)
Proceeds from the exercise of stock options	526	-	-	526
Net cash provided by financing activities	9,134	-	2,900	12,034
Effect of exchange rates on cash	-	-	2,029	2,029
Net increase (decrease) in cash & cash equivalents	51,619	2,041	(2,861)	50,799
Cash and cash equivalents at the beginning of the year	4,617	2,039)	6,559	9,137
Cash and cash equivalents at the end of the year	$ 56,236 ======	$ 2 =====	$ 3,698 =====	$ 59,936 ======

	Year ended December 31, 2000
	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$ 68,334	$ 3,553	$ 2,849	$ 74,736
Investing activities:
Capital expenditures	(13,731)	(588)	(5,290)	(19,609)
Proceeds from sale of plant and equipment	881	-	1,004	1,885
Net cash used in investing activities	(12,850)	(588)	(4,286)	(17,724)
Financing activities:
Increase (reduction) in intercompany borrowings	1,764	(4,408)	2,644	-
Proceeds from long-term borrowings-
maturities greater than 90 days	14,012	-	-	14,012
Repayments of long-term debt-
maturities greater than 90 days	(46,100)	-	-	(46,100)
Reduction in current portion of long-term debt	(239)	-	(1,195)	(1,434)
Net change in borrowings-maturities of 90 days or less	(24,770)	-	(2,839)	(27,609)
Contribution related to Tax Allocation Agreement	258	-	-	258
Proceeds from the exercise of stock options	(262)	-	-	(262)
Net cash used in financing activities	(55,337)	(4,408)	(1,390)	(61,135)
Effect of exchange rates on cash	-	-	2,192	2,192
Net increase (decrease) in cash & cash equivalents	147	(1,443)	(635)	(1,931)
Cash and cash equivalents at the beginning of the year	4,469	(596)	7,195	11,068
Cash and cash equivalents at the end of the year	$ 4,616 =====	$ (2,039) ======	$ 6,560 =====	$ 9,137 =====

Part II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information required under this Item is contained in the Registrant's 2003 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference.

Item 11. Executive Compensation

Information required under this Item is contained in the Registrant's 2003 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters

The following table summarizes information about the Company's common stock that may be issued upon the exercise of options, warrants or rights under all of the Company's equity compensation plans as of December 31, 2002. The following equity compensation plans were approved by the Company's shareholders: The General Binding Corporation 1989 Stock Option Plan, as amended and restated, the General Binding Corporation 2001 Stock Incentive Plan for Employees, as amended and restated, and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan. The only equity compensation plan of the Company that has not been approved by the Company's shareholders is a Stock Option Agreement with one of the Company's directors, Mr. James A. Miller.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,981,213	$12.06	1,324,219
Equity compensation plans not approved by security holders (1)	75,000	$7.81	-
Total	2,056,213 =======	$11.92 =====	1,324,219 =======

(1) On June 12, 2000, James A. Miller, one of the Company's directors, was granted an option by the Company to acquire up to 75,000 shares of the Company's common stock at a price of $7.813 per share. Mr. Miller's option is currently fully exercisable and may be exercised in whole or in part at any time prior to June 12, 2010.

Other information required under this Item is contained in the Registrant's 2003 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is contained in the Registrant's 2003 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference.

Item 14. Controls and Procedures

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of GBC's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of GBC's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that GBC's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in GBC's periodic SEC filings.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these,

controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    List of documents filed as part of this report

    The following consolidated statements, schedules and exhibits of General Binding Corporation and its subsidiaries are filed as part of this report:

    (1) Financial Statements

    The financial statements and notes thereto are located in Part II, Item 8 of this report.

    (2) Financial Statement Schedule

    The financial schedule required by Item 14 (d), Valuation and Qualifying Accounts is located on page 78 of this report.

    All other financial statements and schedules not listed have been omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    No. 21: Subsidiaries of the Registrant.

    No.23.1: Consent of PricewaterhouseCoopers LLP.

    No.23.2: Notice Regarding Absence of Consent of Arthur Andersen LLP.

    No.99.1: Certification of the Chief Executive Officer Pursuant to Section 1350 of Chapter 63
                   of Title 18 of the United States Code.

    No.99.2: Certification of the Chief Financial Officer Pursuant to Section 1350 of Chapter 63
                  of Title 18 of the United States Code.

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

By:	/s/ Arthur C. Nielsen, Jr.
Arthur C. Nielsen, Jr.
Director
By:	/s/ Richard U. DeSchutter
Richard U. DeSchutter
Director
By	/s/ G. Thomas Hargrove
G. Thomas Hargrove
Director
By:	/s/ Forrest M. Schneider
Forrest M. Schneider
Director
By:	/s/ Jeffrey P. Lane
Jeffrey P. Lane
Director
Dated: March 28, 2003

CERTIFICATIONS

I, Dennis J. Martin, certify that:

          1. I have reviewed this annual report on Form 10-K of General Binding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
By/s/ Dennis J. Martin
Dennis J. Martin Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Don Civgin, certify that:

          1. I have reviewed this annual report on Form 10-K of General Binding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
By/s/ Don Civgin
Don Civgin Senior Vice President and Chief Financial Officer

Schedule II - Valuation and Qualifying Accounts

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
General Binding Corporation:

Our audit of the consolidated financial statements referred to in our report dated January 31, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule information for the year ended December 31, 2002 listed in Item 15 (a)(2) of this Form 10-K. In our opinion, the financial statement schedule information for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 and 2000 financial statement schedule information of General Binding Corporation was audited by other independent accountants who have ceased operations. These independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated January 25, 2002.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 31, 2003

Allowances for Doubtful Accounts and Sales Returns

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

	Year Ended December 31,
	2002	2001	2000
Balance at beginning of year	$18,780	$17,400	$ 15,164
Additions charged to expense	4,095	6,359	4,956
Deductions - write offs	(5,089)	(5,333)	(4,717)
Other (1)	782	354	1,997
Balance at end of year	$18,568	$18,780	$17,400

(1) Amounts primarily relate to the effects of foreign currency exchange rate changes and reclassifications to conform with the current presentation.

Exhibit 23.1 - Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-61584 and 33-61586) of General Binding Corporation of our reports dated January 31, 2003 relating to the financial statements and the financial statement schedule information, which appear in this Form 10-K.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 28, 2003

Exhibit 23.2

NOTICE REGARDING ABSENCE OF CONSENT OF ARTHUR ANDERSEN LLP

Section 11(a) of the Securities Act of 1933, as amended (the "Securities Act"), provides that in case any part of a registration statement, when such part became effective, contained an untrue statement of a material fact, or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring such security (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, every accountant who has with his consent been named as having prepared or certified any part of the registration statement, or as having prepared or certified any report or valuation which is used in connection with the registration statement, with respect to the statement in such registration statement, report, or valuation, which purports to have been prepared or certified by such accountant.

The Company's consolidated financial statements for each of the years ended 2001 and 2000, included in this Form 10-K, have been audited by Arthur Andersen LLP ("Arthur Andersen"), who issued an audit report dated March 22, 2002 on these consolidated financial statements. This audit report, a copy of which is included in this Form 10-K, is incorporated by reference into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-61584 and 33-61586) (collectively, the "Registration Statements").

On May 14, 2002, the Company dismissed Arthur Andersen as its independent public accountants and engaged PricewaterhouseCoopers LLP to serve as the Company's independent public accountants for the fiscal year 2002. The Company understands that the staff of the Securities and Exchange Commission has taken the position that it will not accept consents from Arthur Andersen if the engagement partner and the manager for the Company's audit are no longer with Arthur Andersen. Both the engagement partner and the manager for the Company's audit are no longer with Arthur Andersen and Arthur Andersen has ceased practicing before the Securities and Exchange Commission. As a result, the Company has been unable to obtain Arthur Andersen's written consent to the incorporation by reference into the Registration Statements of their audit report with respect to the Company's financial statements. Under these circumstances, Rule 437a under the Securities Act permits the Company to file this Form 10-K, which is incorporated by reference into the Registration Statements, without a written consent from Arthur Andersen. Because Arthur Andersen has not consented to the inclusion of their audit report in the Registration Statements, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen and incorporated by reference into the Registration Statements or any omission of a material fact required to be stated therein. Accordingly, investors will not be able to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of securities under the Registration Statements made on or after the date of this Form 10-K.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

As adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of General Binding Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 28, 2003, (the "Report"), I, Dennis J. Martin, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Dennis J. Martin
Dennis J. Martin
Chairman, President and Chief Executive Officer
March 28, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

As adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of General Binding Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 28, 2003, (the "Report"), I, Don Civgin, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Don Civgin
Don Civgin
Senior Vice President and Chief Financial Officer
March 28, 2003

Exhibits Filed With the Securities and Exchange Commission

Number and Description of Exhibit

           3. Certificates of Incorporation and Bylaws

3.1* Certificate of Incorporation, as amended May 11, 1988. Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

3.2* Restated By-Laws of General Binding Corporation Incorporated by reference to Exhibit 3(ii) to Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 2000.

10. Material Contracts

10.1* General Binding Corporation 2001 Stock Option Plan for Employees Incorporated by reference to Appendix A to Registrant's Proxy Statement filed with the Commission on April 13, 2001.

10.2* General Binding Corporation Non-Employee Directors 2001 Stock Option Plan. Incorporated by reference to Appendix B to Registrants Proxy statement filed with the Commission on April 13, 2001.

10.3* Amendment to the Revolving Credit Facility dated as of January 11, 2002. Incorporated by reference to Form 10-K dated January 4, 2002.

16.* Letter re: Change in Certifying Accountant. Incorporated by reference to the Registrant's Form 8-K dated April 29, 2002.

          21.  Subsidiaries of the Registrant

          23. Consents of Experts and Counsel

                          23.1: Consent of PricewaterhouseCoopers LLP.
                          23.2: Notice Regarding Absence of Consent of Arthur Andersen LLP.

99. Additional Exhibits

      99.1:  Certification of the Chief Executive Officer Pursuant to Section
                1350 of Chapter 63 of Title 18 of the United States Code.

      99.2:  Certification of the Chief Financial Officer Pursuant to Section
                1350 of Chapter 63 of Title 18 of the United States Code.

                                                             * Incorporated by reference.