Form 10-K/A
period 2002-12-31
GENERAL BINDING CORP
filed 2003-04-03
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	February 28, 2003
Common Stock, $0.125 par value	13,559,217
Class B Common Stock, $0.125 par value	2,398,275

Documents Incorporated by Reference	Where Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2003	Parts III and IV

EXPLANATORY NOTE

General Binding Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002, which was filed March 28, 2003, for the sole purpose of correcting the number of shares of Common Stock, $0.125 par value, outstanding as of February 28, 2003, as indicated on the cover page of the report. The number of such shares outstanding at such date included in the Annual Report as originally filed inadvertently included treasury shares. The actual number of share's of GBC's $0.125 par value Common Stock outstanding at February 28, 2003 was 13,559,217.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2003.

GENERAL BINDING CORPORATION

By:	/s/ Dennis J. Martin
Dennis J. Martin
Chairman, President and Chief Executive Officer

By:	/s/ Don Civgin
Don Civgin
Senior Vice President and Chief Financial Officer

By:	/s/ Jeffrey F. Hayden
Jeffrey F. Hayden
Corporate Controller

Dated: April 3, 2003

CERTIFICATIONS

I, Dennis J. Martin, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of General Binding Corporation; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 3, 2003
By/s/ Dennis J. Martin
Dennis J. Martin Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Don Civgin, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of General Binding Corporation; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 3, 2003
By/s/ Don Civgin
Don Civgin Senior Vice President and Chief Financial Officer