Form 10-Q
period 2003-03-31
GENERAL BINDING CORP
filed 2003-05-15
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                         Yes X No ____

Outstanding at
Class	April 30, 2003
Common Stock, $0.125 par value	13,559,467
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2003
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	March 31,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 12,080	$ 18,251
Receivables, less allowances for doubtful accounts
and sales returns: 2003 - $17,381, 2002 - $18,568	125,140	121,709
Inventories:
Raw materials	22,832	23,140
Work in process	7,502	7,380
Finished goods	59,208	61,400
Total inventories	89,542	91,920
Deferred tax assets	21,154	20,804
Other	17,243	14,109
Total current assets	265,159	266,793
Total capital assets at cost	265,117	261,987
Less - accumulated depreciation	(160,757)	(155,110)
Net capital assets	104,360	106,877
Goodwill and other intangible assets, net of accumulated amortization	156,188	156,156
Other	26,322	24,683
Total assets	$ 552,029 =======	$ 554,509 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 48,937	$ 50,459
Accrued liabilities	83,096	86,579
Notes payable	9,216	10,806
Current maturities of long-term debt	114,310	15,848
Total current liabilities	255,559	163,692
Long-term debt, less current maturities	212,549	314,766
Other long-term liabilities	35,968	33,920
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	26,147	23,561
Retained earnings	66,754	66,671
Treasury stock	(24,442)	(24,632)
Accumulated other comprehensive income	(22,768)	(25,731)
Total stockholders' equity	47,953	42,131
Total liabilities and stockholders' equity	$ 552,029 =======	$ 554,509 =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net sales	$ 169,435	$ 172,262
Cost of sales:
Product cost of sales, including development and engineering	101,965	106,322
Selling, service and administrative	57,549	55,485
Amortization of intangible assets	188	263
Restructuring and other:
Restructuring	1,405	4,169
Other	-	625
Interest expense	9,298	10,292
Other (income) expense, net	(325)	758
Loss before income taxes and cumulative
effect of accounting change	(645)	(5,652)
Income tax (benefit) expense	(728)	217
Cumulative effect of accounting change, net of taxes	-	79,024
Net income (loss)	$ 83 =====	$ (84,893) =======
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,010	(351)
Income on derivative financial instruments	953	978
Comprehensive income (loss)	$ 3,046 =====	$ (84,266) =======
Earnings per common share (basic and diluted): (1)
Before cumulative effect of accounting change	$ 0.01	$ (0.37)
Cumulative effect of accounting change	-	(5.00)
Net income (loss) per common share (basic and diluted)	$ 0.01 ====	$ (5.37) =====
Weighted average number of common shares outstanding: (2)
Basic	15,951	15,806
Diluted	16,206	15,806
(1)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2)	Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$ 83	$ (5,869)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	5,615	5,996
Amortization	1,247	1,370
Restructuring and other	1,405	4,794
Provision for doubtful accounts and sales returns	772	1,229
Provision for inventory reserves	1,149	1,454
Non-cash sale of fixed assets	-	1,150
Increase in non-current deferred taxes	29	8,707
Increase in other long-term assets	(491)	(365)
Other	2,442	(207)
Changes in current assets and liabilities:
(Increase) in receivables	(2,665)	(17,590)
Decreasein inventories	2,111	3,836
(Increase) in other current assets	(4,034)	(1,672)
(Increase) in deferred tax assets	(126)	(1,569)
(Decrease) increase in accounts payable and accrued liabilities	(6,168)	9,046
(Decrease) increase in income taxes payable	(2,195)	1,308
Net cash provided (used in) by operating activities	(826)	11,618
Investing activities:
Capital expenditures	(1,423)	(1,688)
Payments for acquisitions and investments	(1,026)	-
Proceeds from sale of plant and equipment	11	35
Net cash used in investing activities	(2,438)	(1,653)
Financing activities:
Repayments of long-term debt-maturities greater than 90 days	(74,625)	(151)
Net change in borrowings-maturities of 90 days or less	69,177	(48,740)
Payments of debt issuance costs	(20)	(2,967)
Contribution related to Tax Allocation Agreement	2,537	-
Purchases of treasury stock	-	(50)
Proceeds from the exercise of stock options	128	284
Net cash used in financing activities	(2,803)	(51,624)
Effect of exchange rates on cash	(104)	145
Net decrease in cash and cash equivalents	(6,171)	(41,514)
Cash and cash equivalents at the beginning of the year	18,251	59,936
Cash and cash equivalents at the end of the period	$ 12,080 ======	$ 18,422 ======
Supplemental disclosure:
Interest paid	$ 5,665	$ 2,924
Income taxes paid (refunded)	(583)	(7,500)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of March 31, 2003 and December 31, 2002 and the results of their operations and cash flows for the three months ended March 31, 2003 and 2002 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

Certain amounts for prior periods have been reclassified to conform to the 2003 presentation.

(2) Stock Compensation Plan

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

 No. 123, "Accounting for Stock-Based Compensation", to all stock-based employee compensation (000 omitted):

	Three months ended March 31,
	2003	2002
Net income, as reported	$83	$(84,893)
Add: Stock-based employee compensation expense included in reported net income, net of tax	-	-
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	$(694)	$(264)
Pro forma net income	$(611) =====	$(85,157) =======
Earnings (loss) per share - basic and diluted
As reported	$0.01 ====	$(5.37) =====
Pro forma	$(0.04) =====	$(5.39) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2003 and 2002 respectively: expected life of ten years for 2003 and 2002; expected volatility of 56% and 50%; and risk-free interest rates of 3.78% and 4.86%. The weighted-average fair values of stock options granted during the periods were $6.09 and $8.68 in 2003 and 2002, respectively.

(3) Borrowings

A significant portion of GBC's long-term funding has been provided through its Revolving Credit Facility (the "Facility"), which was amended and restated in January 2002. A substantial portion of the Company's borrowings under the Facility has been classified as current maturities of long-term debt as the amount is payable on January 13, 2004. In April 2003, GBC borrowed $13.2 million under a newly-established credit facility in The Netherlands. These funds were used to repay borrowings under the Facility.

GBC's borrowings consisted of the following at March 31, 2003 and December 31, 2002 (000 omitted):

	March 31, 2003	December 31, 2002
Revolving Credit Facility
U.S. Dollar borrowings - Term A Notes due January 2004 - (weighted average floating interest rate of 8.50% at March 31, 2003 and 8.41% at December 31, 2002)	$126,640	$130,390
U.S. Dollar borrowings - Term B Notes due July 2004 - (weighted average floating interest rate of 9.34% at March 31, 2003 and 9.80% at December 31, 2002)	39,610	39,610
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.25% at March 31, 6 2003 and 1.65% at December 31, 2002)	6,840	6,855
IRB, due annually from July 1994 to July 2008 - (floating interest rate of 1.43% at March 31, 2002 and 1.86% at December 31, 2002)	1,150	1,150
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, Dutch Guilder borrowing, due monthly to October 2004 - (fixed interest rate of 8.85%)	166	525
Other borrowings	11,669	12,890
Total debt	336,075	341,420
Less-current maturities	(123,526)	(26,654)
Total long-term debt	$212,549 =======	$314,766 =======

(4) Earnings Per Share

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended March 31,
	2003	2002
Numerator:
Net income (loss) available to common shareholders	$ 83 ===	$(5,869) ======
Denominator:
Denominator for basic earnings per share - Weighted average number of common Shares outstanding (1)	15,951	15,806
Effect of dilutive securities:
Employee stock options (3)	107	-
Restricted stock units (3)	148	-
Denominator for diluted earnings per share - Adjusted weighted-average shares (1)and assumed conversions	16,206 =====	15,806 ======
Earnings (loss) per share - basic and diluted (2)	$ 0.01 =====	$(0.37) ======

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3) As of March 31, 2003, GBC had 1,066,584 stock options outstanding with an exercise or conversion price below the market value on that date.

(5) Restructuring and Other

During the first quarter of 2003, GBC recorded additional restructuring charges of $1.4 million related to the subleasing of a manufacturing facility in Buffalo Grove, Illinois. The additional charge represents the incremental difference between GBC's obligation under the lease and the rental payments to be received from the subtenant. During the first quarter of 2002, GBC recorded restructuring charges of $4.2 million, which primarily consisted of $3.1 million related to the closure of the Buffalo Grove plant, and $0.9 million related to the downsizing of a facility in Amelia, Virginia. The restructuring expenses primarily consisted of severance and related benefit expenses, asset write-offs, contractual lease payments and other costs related to exit activities at the affected facilities. The operations currently performed at these locations were absorbed into existing GBC facilities. The exit activities were completed by the end of the first quarter of 2003.

The components of the restructuring expenses are as follows (000 omitted):

	Three months ended March 31,
	2003	2002
Severance and early retirement benefits	$ -	$1,658
Asset write-offs and write-downs	-	1,435
Contractual lease expenses	1,405	845
All other restructuring expenses	-	231
Total restructuring expenses	$1,405 =====	$4,169 =====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at March 31, 2003 is primarily related to asset write downs, contractual lease expenses, severance, early retirement and other benefit expenses to be paid in future periods.

Changes in the restructuring reserve for the three months ended March 31, 2003 were as follows (000 omitted):

	Severance	Asset Impairment and Other Exit Costs	Contractual Lease Expenses	Total
Balance at December 31, 2002	$ 4,026	$ 810	$ 700	$ 5,536
Activities during the year:
Provisions	-	-	1,405	1,405
Cash charges	(1,060)	(63)	(158)	(1,281)
Non-cash charges	-	11	-	11
Balance at March 31, 2003	$ 2,966 =====	$ 758 ====	$ 1,947 =====	$ 5,671 ======

During 2002 GBC incurred certain other unusual expenses in the amount of $0.6 million related to facility closures and other transitions.

(6) Business Segments

During 2002, GBC evaluated its organization and created two new business groups - Commercial and Consumer Group ("CCG") and Industrial and Print Finishing Group

  ("IPFG"). CCG was created through the combination of the former Document Finishing and Office Products Groups and is responsible for marketing the Company's binding, laminating, visual display (writing boards, bulletin boards, easels, etc.), and other products for use by consumers and commercial customers. The Industrial and Print Finishing Group, which is comprised of the former Films Group and what was the Automated Products division of the Document Finishing Group, targets "print-for-pay" and other finishing customers who use GBC's professional grade finishing equipment and supplies. GBC's internal management reporting was not modified in 2002 or in the first quarter of 2003 to reflect the new business groups; therefore, the Company's segment reporting continues to be presented based upon four primary disaggregated business groups - Document Finishing, Films, Office Products and Europe.

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

Expenses incurred by the four reportable segments described above relate to costs incurred to manufacture or purchase products, as well as selling, general and administrative costs. The Other category presented below includes the results of other entities not assigned to one of the four reportable segments. For internal management purposes and the presentation below, operating income is calculated as net sales less (i) product cost of sales, (ii) selling, service and administrative expenses and (iii) amortization of other intangibles.

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

Certain segment information for the three months ended March 31, 2002 has been reclassified to conform to the current year presentation. Certain corporate costs formerly included in "all other" have now been reflected in "unallocated corporate items" in the Company's reconciliation of total segment operating income to income before taxes and cumulative effect of accounting change. Segment data is provided below for the three months ended March 31, 2003 and 2002 (000 omitted).

	Unaffiliated Customer Sales		Affiliated Customer Sales
	Three months ended March 31,		Three months ended March 31,
	2003	2002	2003	2002

Office Products	$ 50,758	$ 54,788	$ 2,494	$ 587
Document Finishing	46,776	45,022	2,082	4,512
Films	35,194	35,037	5,199	5,070
Europe	26,331	26,512	3,516	3,334
Other	10,376	10,903	-	-
Eliminations	-	-	(13,291)	(13,503)
Total	$ 169,435 =======	$172,262 =======	$ - ======	$ - ======

	Total Segment Assets		Operating Income
	March 31,	December 31,	Three months ended March 31,
	2003	2002	2003	2002
Office Products	$ 303,733	301,677	$ 4,718	$ 5,710
Document Finishing	188,903	185,234	4,537	5,299
Films	239,100	244,039	5,942	6,019
Europe	125,047	126,511	1,288	846
Other	81,073	83,462	383	144
Unallocated Corporate Items	62,708	67,678	(7,135)	(7,826)
Eliminations	(448,535)	(454,092)	-	-
Total	$ 552,029 =======	$ 554,509 =======	$ 9,733 =====	$ 10,192 ======

The following is a reconciliation of segment operating income to income before taxes and cumulative effect of accounting change:

	Three months ended March 31,
	2003	2002
Total segment operating income	$ 9,733	$ 10,192
Interest expense	(9,298)	(10,292)
Restructuring and other expenses	(1,405)	(4,794)
Other income (expense)	325	(758)
Income before taxes and cumulative effect of account change	$ (645) =====	$ (5,652) ======

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

Financial information for the three months ended March 31, 2003 and 2002, by geographical area is summarized below (000 omitted).

	Unaffiliated Customer Sales		Total Long-Lived Assets
	Three months ended March 31,		March 31,	December 31,
	2003	2002	2003	2002
US	$ 105,620	$ 109,367	$ 353,807	$ 352,677
Europe	36,593	35,079	17,606	17,932
Other International	27,222	27,816	21,379	21,215
Eliminations	-	-	(105,922)	(104,108)
	$ 169,435 =======	$ 172,262 =======	$ 286,870 =======	$ 287,716 =======

(7) New Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No. 123. The new standard provides alternative methods for transition to the fair value-

based method of accounting for stock-based employee compensation from the intrinsic method. GBC currently accounts for stock-based employee compensation under the intrinsic method and has not made a determination as to when, or if, the Company would change to the fair value-based method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The required disclosures were adopted in the Company's 2002 consolidated financial statements.

(8) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets were impaired. The annual impairment test is performed as of January 1. In 2003, it was determined that the Company's goodwill balances were not impaired. After making that test in 2002, GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax), primarily related to the impairment of goodwill in the Office Products Group.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of March 31, 2003, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's other intangible assets as of March 31, 2003 and December 31, 2002 are summarized below (000 omitted):

	Gross Carrying Amount at		Accumulated Amortization at
	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002
Customer agreements and relationships	$7,000	$7,000	$(3,295)	$(3,107)
Patents	1,464	1,464	(952)	(878)
Total	$8,464 =====	$8,464 =====	$(4,247) ======	$(3,985) ======

Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense
2003	$1,047
2004	1,047
2005	754
2006	754
2007	754

(9) Subsidiary Guarantor Information

During 1998, GBC issued $150 million of 9.375% Senior Subordinated Notes which are due in 2008. Each of GBC's domestic restricted subsidiaries has jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following consolidating financial statements which detail the results of operations, financial position and cash flows of the Parent, Guarantors, and Non-Guarantors (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the information for GBC on a consolidated basis.

Consolidating Balance Sheets (000 omitted)

	March 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 5,549	$ 1	$ 6,530	$ -	$ 12,080
Receivables, net	68,594	36	56,510	-	125,140
Inventories, net	54,117	537	34,888	-	89,542
Deferred tax assets	17,537	1,814	1,803	-	21,154
Other	7,248	16	9,979	-	17,243
Due from affiliates	17,881	26,417	5,397	(49,695)	-
Total current assets	170,926	28,821	115,107	(49,695)	265,159
Net capital assets	70,256	6,741	27,363	-	104,360
Goodwill and other intangibles, net of
accumulated amortization	127,277	22,394	6,517	-	156,188
Other	5,358	16,840	4,124	-	26,322
Investment in subsidiaries	140,203	145,040	-	(285,243)	-
Total assets	$ 514,020 =======	$ 219,836 =======	$ 153,111 =======	$ (334,938) ========	$ 552,029 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 34,081	$ 887	$ 13,969	$ -	$ 48,937
Accrued liabilities	54,896	1,910	26,290	-	83,096
Notes payable	-	-	9,216	-	9,216
Current maturities of long-term debt	113,610	-	700	-	114,310
Due to affiliates	24,449	-	11,615	(36,064)	-
Total current liabilities	227,036	2,797	61,790	(36,064)	255,559
Long-term debt - affiliated	6,224	-	3,908	(10,132)	-
Long-term debt, less current maturities	210,630	-	1,919	-	212,549
Other long-term liabilities	22,177	182	13,609	-	35,968
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,147	118,281	164,157	(282,438)	26,147
Retained earnings	66,754	119,235	(72,920)	(46,315)	66,754
Treasury stock	(24,442)	-	-	-	(24,442)
Accumulated other comprehensive income	(22,768)	(20,664)	(21,684)	42,348	(22,768)
Total stockholders' equity	47,953	216,857	71,885	(288,742)	47,953
Total liabilities and stockholders' equity	$ 514,020 =======	$ 219,836 =======	$ 153,111 =======	$ (334,938) ========	$ 552,029 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 12,747	$ 2	$ 5,502	$ -	$ 18,251
Receivables, net	67,810	25	53,874	-	121,709
Inventories, net	56,248	394	35,278	-	91,920
Deferred tax assets	17,714	1,741	1,349	-	20,804
Other	4,018	15	10,076	-	14,109
Due from affiliates	12,561	28,953	7,739	(49,253)	-
Total current assets	171,098	31,130	113,818	(49,253)	266,793
Net capital assets	71,832	6,980	28,065	-	106,877
Goodwill and other intangibles, net of
accumulated amortization	127,539	22,394	6,223	-	156,156
Other	9,187	11,640	3,856	-	24,683
Investment in subsidiaries	134,327	139,265	-	(273,592)	-
Total assets	$ 513,983 =======	$ 211,409 =======	$ 151,962 =======	$ (322,845) ========	$ 554,509 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 36,044	$ 987	$ 13,428	$ -	$ 50,459
Accrued liabilities	57,391	2,476	26,712	-	86,579
Notes payable	-	-	10,806	-	10,806
Current maturities of long-term debt	15,150	-	698	-	15,848
Due to affiliates	24,135	-	11,961	(36,096)	-
Total current liabilities	132,720	3,463	63,605	(36,096)	163,692
Long-term debt - affiliated	6,224	-	4,958	(11,182)	-
Long-term debt, less current maturities	312,855	-	1,911	-	314,766
Other long-term liabilities	20,053	183	13,684	-	33,920
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	23,561	117,733	164,157	(281,890)	23,561
Retained earnings	66,671	113,702	(75,518)	(38,184)	66,671
Treasury stock	(24,632)	-	-	-	(24,632)
Accumulated other comprehensive income	(25,731)	(23,677)	(23,167)	46,844	(25,731)
Total stockholders' equity	42,131	207,763	67,804	(275,567)	42,131
Total liabilities and stockholders' equity	$ 513,983 =======	$ 211,409 =======	$ 151,962 =======	$ (322,845) ========	$ 554,509 =======

Consolidating Income Statements (000 omitted)

	Three months ended March 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 105,620	$ -	$ 63,815	$ -	$ 169,435
Affiliated sales	10,767	-	7,444	(18,211)	-
Net sales	116,387	-	71,259	(18,211)	169,435
Cost of sales, including development and
engineering	74,278	185	45,713	(18,211)	101,965
Selling, service and administrative	37,497	-	20,052	-	57,549
Amortization of intangible assets	188	-	-	-	188
Restructuring and other:
Restructuring	1,405	-	-	-	1,405
Other	-	-	-	-	-
Interest expense	9,078	60	299	(139)	9,298
Other (income) expense	(438)	(588)	562	139	(325)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(5,621)	343	4,633	-	(645)
Income (benefits) taxes	(2,718)	137	1,853	-	(728)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(2,903)	206	2,780	-	83
Undistributed earnings (losses) of wholly-owned
subsidiaries	2,986	3,498	-	(6,484)	-
Net income (loss)	$ 83 ====	$ 3,704 =====	$ 2,780 =====	$ (6,484) ======	$ 83 ====

	Three months ended March 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 109,367	$ -	$ 62,895	$ -	$ 172,262
Affiliated sales	10,404	-	3,800	(14,204)	-
Net sales	119,771	-	66,695	(14,204)	172,262
Cost of sales, including development and
engineering	77,075	77	43,374	(14,204)	106,322
Selling, service and administrative	36,916	(10)	18,579	-	55,485
Amortization of intangible assets	263	-	-	-	263
Restructuring and other:
Restructuring	4,061	-	108	-	4,169
Other	625	-	-	-	625
Interest expense	10,013	86	580	(387)	10,292
Other expense (income)	156	(281)	496	387	758
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(9,338)	128	3,558	-	(5,652)
Income (benefits) taxes	(2,720)	1,336	1,601	-	217
Cumulative effect of accounting change, net of taxes	34,428	(21,695)	66,291	-	79,024
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(41,046)	20,487	(64,334)	-	(84,893)
Undistributed earnings (losses) of wholly-owned
subsidiaries	(43,487)	2,840	-	41,007	-
Net (loss) income	$ (84,893) =======	$ 23,327 ======	$ (64,334) =======	$ 41,007 ======	$ (84,893) =======

Consolidating Statement of Cash Flows (000 omitted)

	Three months ended March 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$ (5,155)	$ 9	$ 4,320	$ -	$ (826)
Investing activities:
Capital expenditures	(947)	(10)	(466)	-	(1,423)
Payments of acquisitions and investments	(1,026)	-	-	-	(1,026)
Proceeds from sale of plant and equipment	-	-	11	-	11
Net cash used in investing activities	(1,973)	(10)	(455)	-	(2,438)
Financing activities:
Increase (reduction) in intercompany borrowings	1,050	-	(1,050)	-	-
Repayments of long-term debt-
maturaties greater than 90 days	(74,625)	-	-	-	(74,625)
Net change in borrowings-maturities
of 90 days or less	70,860	-	(1,683)	-	69,177
Contribution related to Tax Allocation
Agreement	2,537				2,537
Payments of debt issuance costs	(20)				(20)
Proceeds from the exercise of stock options	128	-	-	-	128
Net cash used in financing activities	(70)	-	(2,733)	-	(2,803)
Effect of exchange rates on cash	-	-	(104)	-	(104)
Net (decrease) increase in cash & cash equivalents	(7,198)	(1)	1,028	-	(6,171)
Cash and cash equivalents at the beginning of
the year	12,747	2	5,502	-	18,251
Cash and cash equivalents at the end of the period	$ 5,549 =====	$ 1 ==	$ 6,530 =====	$ - ==	$ 12,080 ======
	Three months ended March 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$ 3,175	$ 157	$ 8,286	$ -	$ 11,618
Investing activities:
Capital expenditures	(962)	(157)	(569)	-	(1,688)
Proceeds from sale of plant and equipment	27	-	8	-	35
Net cash used in investing activities	(935)	(157)	(561)	-	(1,653)
Financing activities:
Increase (reduction) in intercompany borrowings	6,213	-	(6,213)	-	-
Repayments of long-term debt-
maturaties greater than 90 days	-	-	(151)	-	(151)
Net change in borrowings-maturities
of 90 days or less	(49,500)	-	760	-	(48,740)
Payments of debt issuance costs	(2,967)	-	-	-	(2,967)
Purchases of treasuary stock	(50)	-	-	-	(50)
Proceeds from the exercise of stock options	284	-	-	-	284
Net cash used in financing activities	(46,020)	-	(5,604)	-	(51,624)
Effect of exchange rates on cash	-	-	145	-	145
Net (decrease) increase in cash & cash equivalents	(43,780)	-	2,266	-	(41,514)
Cash and cash equivalents at the beginning of
the year	56,236	2	3,698	-	59,936
Cash and cash equivalents at the end of the period	$ 12,456 ======	$ 2 ==	$ 5,964 =====	$ - ==	$ 18,422 ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

Results of Operations - Quarter Ended March 31, 2003 compared to Quarter Ended March 31, 2002

Sales

GBC's net sales for the first quarter of 2003 decreased 1.6% to $169.4 million compared to the first quarter of 2002. The Company's net sales were favorably impacted by a weaker US dollar in 2003 compared to 2002. Excluding the effect of foreign exchange rates, sales decreased approximately 6% in the first quarter of 2003 compared to 2002. Net sales by business segment are summarized below (000 omitted):

	Three months ended March 31,
	2003	2002
Office Products Group	$ 50,758	$ 54,788
Document Finishing Group	46,776	45,022
Films Group	35,194	35,037
Europe Group	26,331	26,512
Other	10,376	10,903
Net Sales	$169,435 =======	$172,262 =======

The Office Products Group's sales decreased $4.0 million or 7.4% for the first quarter of 2003 when compared to 2002, primarily due to lower demand in most of its channels. Sales for the Document Finishing Group increased by $1.8 million or 3.9% in the first quarter of 2003 when compared to the prior year primarily due to higher sales of OEM three-ring binders. The stronger Euro favorably impacted the Films Group's net sales in 2003. Excluding the effect of foreign exchange rates, the Films Group's revenues declined by approximately 5%, primarily due to weakness in the US Commercial Film and Education markets. While sales in Europe were relatively flat in 2003 compared to 2002, the effect of exchange rates favorably effected the Group's sales by approximately 17%. The decline in local currency revenues is largely due to weak market conditions in several European countries.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the first quarter of 2003 increased by $1.5 million or 1.5% compared to the first quarter of 2002. Compared to prior year, gross profit margin percentages increased in all business units, except for the Document Finishing Group, which was negatively impacted due to a shift in sales to lower margin OEM binder products. The improvement in business unit gross profit margin is primarily a result of GBC's continuing emphasis on efficiencies and cost reductions through its Operational Excellence Program.

Total selling, service and administrative expenses increased $2.1 million or 3.7% in the first quarter of 2003 compared to 2002 primarily due to the adverse effect of exchange rate movements on international expenses as well as planned spending on certain new sales and marketing initiatives. Selling, service and administrative expenses as a percentage of sales, increased to 34.0% in the first quarter of 2003 from 32.2% in 2002.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Three months ended March 31,
	2003	2002
Office Products	$ 4,718	$ 5,710
Document Finishing	4,537	5,299
Films	5,942	6,019
Europe	1,288	846
Other	383	144
Unallocated corporate items	(7,135)	(7,826)
Total	$9,733 =====	$10,192 =====

Operating income for the first quarter of 2003 decreased 4.5% or $0.5 million compared to 2002. Operating income in the Office Products Group decreased by $1.0 million in the first quarter of 2003 primarily due to the lower level of sales. Operating income in the Document Finishing Group decreased $0.8 million in the first quarter of 2003 primarily due to increased sales of lower margin OEM binder products. The Films Group's operating income remained relatively flat in the first quarter of 2003 compared to 2002. The operating income decreases experienced by the Office Products and Films Groups were partially offset by improved operating income in Europe by $0.4 million in the first quarter of 2003 compared to 2002, as well as lower corporate expenses.

Restructuring and Other

In 2003, GBC recorded a pre-tax restructuring charge of $1.4 million related to the subleasing of a manufacturing facility as part of a previously-announced rationalization. During the first quarter of 2002, GBC recorded a $4.8 million charge for restructuring and other expenses related to the closure of a plant in Buffalo Grove, Illinois and the downsizing and repositioning of a facility in Virginia.

Interest Expense

Interest expense decreased by $1.0 million to $9.3 million in the first quarter of 2003 compared to 2002, as a result of lower average outstandingborrowings.

Other (Income) Expense

Other income totalled $0.3 million in the first quarter of 2003, compared to expense of $0.7 million in 2002. The most significant item effecting the change in other income between 2002 and 2003 was a non-cash loss of $1.1 million on the 2002 sale of a previously-closed facility in Mexico.

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

Income Taxes

GBC recorded an income tax benefit of $0.7 million in the first quarter of 2003 on pre-tax income of $0.6 million due to adjustments arising from the reconciliation of the 2002 U.S. Federal income tax return, along with certain state income tax refunds.

GBC recorded income tax expense of $0.2 million for the first quarter of 2002 on a pre-tax loss of $5.7 million. The tax provision was impacted by the restructuring and other charges that were recorded during the quarter, as well as changes in U.S. tax laws. The new tax legislation, signed into law on March 9, 2002, enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997. The carry back generated a $7.5 million tax refund that was received in March 2002 and reduced previously utilized tax credits. The tax credits became deferred tax assets which GBC was not able to use before the expiration of the carryover period. The resulting write-off of these deferred tax assets created additional income tax expense of $1.5 million, which was recorded in the first quarter of 2002. In the first quarter of 2002, GBC also settled a U.S. Federal income tax contingency resulting in a refund of approximately $0.9 million which is reflected as a reduction to GBC's first quarter 2002 income tax provision.

Net Income (Loss)

GBC had net income of $0.1 million for the first quarter of 2003 ($0.01 per share), compared to a net loss of $84.9 million for the first quarter of 2002 ($5.37 per share). The net loss in the first quarter of 2002 was due primarily to the Cumulative Effect of Accounting Change of $79.0 million, net of taxes, along with higher restructuring and other costs.

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

GBC's primary source of liquidity is a multicurrency revolving credit facility established on January 13, 1997 with a group of international financial institutions (the "Facility"). As of March 31, 2003, the facility was comprised of an $80 million multicurrency revolving credit facility and term loans totaling $166.3 million.

The Facility was further reduced in April 2003, primarily as a result of the Company applying $13.2 million of proceeds from a new credit facility in the Netherlands to repay a portion of the "Term A" loans outstanding under the Facility. Under the terms of the Facility, the size of the revolving credit portion of the Facility will be further reduced to $60 million on July 13, 2003. The maturity date of the Facility is January 13, 2004, except for approximately $40 million of the term loans which mature on July 13, 2004. The portion of the facility that matures on January 13, 2004 has been classified as current maturities of long-term debt on GBC's March 31, 2003 balance sheet.

GBC is subject to certain financial covenants under the Facility. Under the most restrictive covenants, GBC must meet certain minimum EBITDA (as defined under the terms of the Facility) targets, as well as leverage and interest coverage ratios. In addition, the amount of credit availability is based on a "Borrowing Base" comprised of certain of the Company's trade receivables and inventory. There also are restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Substantially all of the assets of General Binding Corporation and its domestic subsidiaries remain pledged as collateral, as well as a portion of the equity in certain foreign subsidiaries.

As of March 31, 2003, GBC was in compliance with all covenants under the Facility.

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

Cash used by operating activities was $0.8 million for the three months ended March 31, 2003, compared to $11.6 million of cash provided by operations for the same period in 2002. Included in the results of 2002 was an income tax refund of approximately $7.5 million.

Net cash used in investing activities was $2.4 million during 2003, compared to $1.7 million in 2002.

Net cash used in financing activities was $2.8 million during 2003, compared to $51.6 million during 2002. In order to ensure adequate liquidity while the amendment of the Revolving Credit Facility was being negotiated, GBC maintained higher than normal short-term investments through additional borrowings at December 31, 2001. After the Credit Facility extension was completed in January 2002, GBC used the excess cash and investment balances to repay approximately $52.8 million of borrowings under the Facility.

GBC has been restricted from paying dividends since the 1999 amendment and restatement of the Facility, and therefore no dividends were paid during the first quarters of 2003 and 2002.

New Accounting Standards

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, there were no changes with regard to market risk since December 31, 2002 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2002, refer to pages 22-24 in GBC's Annual Report on Form 10-K.

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

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form-8K

(a) Exhibit 99.1 - Certification of the Chief Executive Officer Pursuant to Section 1350 of         Chapter 63 of Title 18 of the United States Code

                Exhibit 99.2 - Certification of the Chief Financial Officer Pursuant to Section 1350 of Chapter
                63 of  Title 18 of the United States Code.

(b) Reports on Form 8-K: Registrant's Press Release dated April 22, 2003.

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
May 15, 2003

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

Date: May15, 2003

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

Date: May15, 2003

/s/ Don Civgin
Don Civgin Senior Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
As adopted pursuant to
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of General Binding Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003, (the "Report"), I, Dennis J. Martin, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Dennis J. Martin
Dennis J. Martin
Chairman, President and Chief Executive Officer
May 15, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
As adopted pursuant to
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of General Binding Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003, (the "Report"), I, Don Civgin, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Don Civgin
Don Civgin
Senior Vice President and Chief Financial Officer
May 15, 2003