Form 10-Q
period 2003-06-30
GENERAL BINDING CORP
filed 2003-08-13
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

0-2604
(Commission File Number)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ____

Outstanding at
Class	July 31, 2003
Common Stock, $0.125 par value	13,584,692
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	June 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,996	$ 18,251
Receivables, less allowances for doubtful accounts
and sales returns: 2003 - $18,098, 2002 - $18,568	125,546	121,709
Inventories:
Raw materials	20,715	23,140
Work in process	6,467	7,380
Finished goods	61,758	61,400
Total inventories	88,940	91,920
Deferred tax assets	21,722	20,804
Other	13,873	14,109
Total current assets	257,077	266,793
Total capital assets at cost	266,448	261,987
Less - accumulated depreciation	(168,224)	(155,110)
Net capital assets	98,224	106,877
Goodwill and other intangible assets, net of accumulated amortization	156,516	156,156
Other	30,847	24,683
Total assets	$ 542,664 =======	$ 554,509 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 43,418	$ 50,459
Accrued liabilities	80,506	86,579
Notes payable	8,935	10,806
Current maturities of long-term debt	10,513	15,848
Total current liabilities	143,372	163,692
Long-term debt, less current maturities	321,084	314,766
Other long-term liabilities	32,884	33,920
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	26,382	23,561
Retained earnings	61,630	66,671
Treasury stock	(24,327)	(24,632)
Accumulated other comprehensive income	(20,623)	(25,731)
Total stockholders' equity	45,324	42,131
Total liabilities and stockholders' equity	$ 542,664 =======	$ 554,509 =======
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$ 171,150	$ 174,336	$ 340,585	$ 346,598
Cost of sales:
Product cost of sales, including development and engineering	102,958	103,990	204,923	210,240
Inventory rationalization and write-down charges	-	600	-	672
Selling, service and administrative	56,416	58,315	113,965	113,800
Amortization of intangible assets	189	214	377	477
Restructuring and other:
Restructuring	8,384	961	9,789	5,130
Other	-	133	-	758
Interest expense	10,247	9,953	19,545	20,245
Other expense (income), net	137	(1,560)	(188)	(802)
(Loss) income before income taxes and cumulative
effect of accounting change	(7,181)	1,730	(7,826)	(3,922)
Income tax benefit	(2,057)	(367)	(2,785)	(150)
Cumulative effect of accounting change, net of taxes	-	-	-	79,024
Net (loss) income	$ (5,124) ======	$ 2,097 =====	$ (5,041) ======	$ (82,796) =======
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	2,821	5,000	4,831	4,647
(Loss) income on derivative financial instruments	(676)	(2,274)	277	(1,296)
Comprehensive (loss) income	$ (2,979) ======	$ 4,823 =====	$ 67 ===	$ (79,445) =======
Earnings per common share (basic and diluted): (1)
Before cumulative effect of accounting change	$ (0.32)	$ 0.13	$ (0.32)	$ (0.24)
Cumulative effect of accounting change	-	-	-	(4.99)
Net (loss) income per common share (basic and diluted)	$ (0.32) =====	$ 0.13 ====	$ (0.32) =====	$ (5.23) =====
Weighted average number of common shares outstanding: (2)
Basic	15,961	15,868	15,956	15,838
Diluted	15,961	16,528	15,956	15,838
(1)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2)	Weighted average shares include both Common Stock and Class B Common Stock.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Six month ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$ (5,041)	$ (82,796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change, net of tax	-	79,024
Depreciation	11,043	12,268
Amortization	2,672	2,840
Restructuring and other	9,789	5,888
Provision for doubtful accounts and sales returns	2,158	2,210
Provision for inventory reserves	2,977	2,973
Non-cash sale of fixed assets	-	1,150
Increase in non-current deferred taxes	2	8,387
Increase in other long-term assets	(2,498)	(672)
Other	(829)	2,833
Changes in current assets and liabilities:
(Increase) in receivables	(1,541)	(10,201)
Decrease in inventories	2,934	8,033
(Increase) in other current assets	113	2,169
(Increase) in deferred tax assets	373	(7,050)
(Decrease) increase in accounts payable and accrued liabilities	(21,906)	(5,030)
(Decrease) increase in income taxes payable	(701)	3,540
Net cash provided (used in) by operating activities	(455)	25,566
Investing activities:
Capital expenditures	(4,006)	(4,191)
Payments for acquisitions and investments	(1,799)	-
Proceeds from sale of subsidiary	-	470
Proceeds from sale of plant and equipment	45	52
Net cash used in investing activities	(5,760)	(3,669)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	31,320	150,000
Repayments of long-term debt-maturities greater than 90 days	(74,793)	(214)
Net change in borrowings-maturities of 90 days or less	47,764	(209,635)
(Decrease) in current portion of long-term debt	(6,504)	887
Payments of debt issuance costs	(3,395)	(3,157)
Contribution related to Tax Allocation Agreement	2,537	1,017
Proceeds from the exercise of stock options	230	921
Net cash used in financing activities	(2,841)	(60,181)
Effect of exchange rates on cash	(2,199)	(2,290)
Net decrease in cash and cash equivalents	(11,255)	(40,574)
Cash and cash equivalents at the beginning of the year	18,251	59,936
Cash and cash equivalents at the end of the period	$ 6,996 =====	$ 19,362 ======
Supplemental disclosure:
Interest paid	$ 18,463	$ 15,465
Income taxes paid (refunded)	233	(7,401)
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of June 30, 2003 and the results of their operations and cash flows for the three and six months ended June 30, 2003 and 2002 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

(2) Stock Compensation Plan

GBC has stock-based employee compensation plans that provides for stock options and restricted stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with the intrinsic value method, no compensation expense is recognized for the Company's fixed stock option plans. The following table illustrates the effect on net income and earnings per share (EPS) if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation (000 omitted):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(5,124)	$2,097	$(5,041)	$(82,796)
Add: Stock-based employee compensation expense included in reported net income, net of tax	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(629)	(822)	(1,262)	(1,562)
Pro forma net income	$(5,753) ======	$1,275 =====	$(6,303) ======	$(84,358) ======
Earnings (loss) per share - basic and diluted
As reported	$(0.32) =====	$0.13 ====	$(0.32) =====	$(5.23) =====
Pro forma	$(0.36) =====	$0.08 ====	$(0.40) =====	$(5.33) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2003 and 2002, respectively: expected life of ten years for 2003 and 2002; expected volatility of 56% and 50%; and risk-free interest rates of 3.30% and 5.18%. The weighted-average fair values of stock options granted during the periods were $6.06 and $8.89 in 2003 and 2002, respectively.

(3) Borrowings

During the second quarter of 2003, GBC entered into three new financing agreements. On June 26, 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). The new $197.5 million Primary Facility includes a $72.5 million multicurrency revolving credit line and a $125 million term loan. The maturity date on the Primary Facility is January 15, 2008, and it provides for significantly lower interest rate spreads than the previous senior credit facility (the "Previous Primary Facility"). Concurrent with the completion of the Primary Facility, GBC entered into a mortgage financing arrangement under which its real estate holdings in Northbrook and Skokie, Illinois and its real estate and equipment in Addison, Illinois are pledged as collateral (the "Mortgage Financing"). In April 2003, GBC entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008. As of June 30, 2003, $16.8 million had been borrowed under the Netherlands Facility, the majority of which was used to partially repay the Previous Primary Facility. The $14.8 million in proceeds from the Mortgage Financing was also used to partially repay the Previous Primary Facility.

Interest rates on the Primary Facility are variable and are set at LIBOR plus 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loan. Borrowings under the Primary Facility are subject to a "pricing grid" which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage, fixed charge coverage, as well as a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. In addition to the restrictive covenants, multicurrency revolving credit line borrowings are subject to a "borrowing base" which is determined based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of its assets pledged under the Mortgage Financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

As of and for the period ended June 30, 2003, the Company was in compliance with all debt covenants.

GBC's borrowings consisted of the following at June 30, 2003 and December 31, 2002 (000 omitted):

	June 30,	December 31,
	2003	2002
Credit Facilities
U.S. Dollar borrowing - Term Loan (weighted average floating interest rate of 7.00% at June 30, 2003)	$125,000	$ -
U.S. Dollar borrowings - Revolving Credit Line (weighted average floating interest rate of 5.47% at June 30, 2003)	14,500	-
U.S. Dollar borrowings - Term A Notes due January 2004 - (weighted average floating interest rate of 8.41% at December 31, 2002)	-	130,390
U.S. Dollar borrowings - Term B Notes due July 2004 - (weighted average floating interest rate of 9.80% at December 31, 2002)	-	39,610
Euro borrowings - Netherlands Facility (weighted average floating interest rate of 4.50% at June 30, 2003)	16,788	-
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.10% at June 30, 2003 and 1.65% at December 31, 2002)	6,840	6,855
IRB, due annually to July 2008 - (floating interest rate of 1.23% at June 30, 2003 and 1.86% at December 31, 2002)	1,150	1,150
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, U.S. Dollar borrowing, due monthly from August 2003 to July 2008 - (fixed interest rate of 6.62%)	14,851	-
Note payable, Euro borrowing, due monthly to April 2008 - (fixed interest rate of 8.85% at December 31, 2002)	-	525
Other borrowings	11,40311,403	12,89012,890
Total debt	340,532	341,420
Less-current maturities	(19,448)	(26,654)
Total long-term debt	$321,084 =======	$314,766 =======

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss) available to common shareholders	$ (5,124) ======	$ 2,097 =====	$ (5,041) ======	$ (82,796) =======
Denominator:
Denominator for basic earnings per share - Weighted average number of common Shares outstanding (1)	15,961	15,868	15,956	15,838
Effect of dilutive securities:
Employee stock options (3)	-	594	-	-
Restricted stock units (3)	-	66	-	-
Denominator for diluted earnings per share - Adjusted weighted-average shares (1) and assumed conversions	15,961 ======	16,528 ======	15,956 ======	15,838 ========

Earnings (loss) per share - basic and diluted (2)	$(0.32) ======	$ 0.13 ======	$(0.32) =======	$(5.23) ========
  Weighted average shares includes both Common Stock and Class B Common Stock.
  Amounts represent per share amounts for both Common Stock and Class B Common Stock.
  As of June 30, 2003, GBC had 1,909,510 dilutive stock options outstanding. These options were not included in the calculation of earnings per share as they would have been anti-dilutive.

(5) Restructuring and Other

During the first six months of 2003, GBC recorded restructuring related charges of $9.8 million. In the second quarter of 2003, the Company recorded charges of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Severance benefits to be paid under these programs total $3.9 million, and asset impairments at the Company's Booneville facilities were $4.5 million. Approximately 365 employees are affected by the Booneville transition and workforce reduction programs. In the first quarter of 2003, GBC recorded a charge of $1.4 million related to the subleasing of a manufacturing facility in Buffalo Grove, Illinois. The additional subleasing charge represents the incremental difference between GBC's obligation under the lease and the rental payments to be received from the subtenant.

During the first six months of 2002, GBC recorded restructuring related charges of $5.1 million, which primarily consisted of $3.1 million related to the closure of the Buffalo Grove plant, $0.9 million related to the downsizing of a facility in Amelia, Virginia and approximately $1.0 million related to the reorganization of certain corporate and other support functions. The restructuring expenses primarily consisted of severance and related benefit expenses, asset write-offs, contractual lease payments and other costs related to exit activities at the affected facilities. The operations currently performed at these locations were absorbed into existing GBC facilities. The exit activities were completed by the end of the first quarter of 2003.

The components of the restructuring and other expenses are as follows (000 omitted):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Severance and early retirement benefits	$3,927	$ 961	$3,927	$2,619
Asset impairments	4,457	-	4,457	1,435
Contractual lease expenses	-	-	1,405	845
All other restructuring expenses	-	-	-	231
Total restructuring expenses	$8,384 =====	$ 961 ====	$9,789 =====	$5,130 =====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs related to these activities that will be paid in future periods. The balance in the restructuring reserve at June 30, 2003 is primarily related to asset write-downs, contractual lease expenses, severance, early retirement and other benefit expenses to be paid in future periods.

Changes in the restructuring reserves for the six months ended June 30, 2003 were as follows (000 omitted):

	Severance	Asset Impairment and Other Exit Costs	Contractual Lease Expenses	Total

Balance at December 31, 2002	$ 4,026	$ 810	$ 700	$ 5,536
Activities during the year:
Provisions	3,927	4,457	1,405	9,789
Cash charges	(1,943)	(154)	(419)	(2,516)
Non-cash charges	-	(4,388)	620	(3,768)
Balance at June 30, 2003	$ 6,010 ======	$ 725 =====	$ 2,306 =====	$ 9,041 ======

During 2002, GBC incurred certain other unusual expenses in the amount of $0.8 million related to facility closures and other transitions.

(6) Business Segments

GBC modified its segment reporting to reflect the Company's organizational changes that were announced in late-2002 and implemented in the second quarter of 2003. The changes primarily consisted of combining three of GBC's four business units into the following two new groups:

Commercial and Consumer Group (CCG) - combination of the Document Finishing Group, Office Products Group, the Education division of the Films Group and the Asia/Pacific region which was previously reported under "Other." CCG focuses on branding and marketing strategies for "consumer-ready" products that leverage GBC's leadership among customers of its binding, laminating and information-display products in the work, school and home environments.

Industrial and Print Finishing Group (IPFG) - combination of the Films Group and the Automated Finishing Division of the Document Finishing Group. IPFG targets print-for-pay and other finishing customers who use GBC's professional-grade finishing equipment and supplies as a part of their mass production of sophisticated, professional applications.

The Commercial and Consumer Group's revenues are primarily derived from the sale of binding, punching and laminating equipment and related supplies, document shredders, custom binders and folders, visual communication products (writing boards, bulletin boards, easels, etc.) and desktop accessories as well as, maintenance and repair services through both indirect channels (resellers, including office product superstores, contract/commercial stationers, wholesalers, mail order companies, mass marketers and other dealers) and direct channels (salespersons, telemarketers, internet portals, etc.). The Group's products and services are sold to customers including the general home and office markets, commercial reprographic centers, educational and training markets and government agencies throughout North and South America and the Asia/Pacific region. The Industrial and Print Finishing Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Industrial and Print Finishing Group's products and services are sold worldwide through direct and dealer channels to commercial reprographic centers, and commercial printers. The Europe Group distributes the Commercial and Consumer Group's products to customers in Europe.

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

Certain segment information for the three and six months ended June 30, 2002 has been reclassified to conform to the current year presentation, including corporate costs which were formerly included in "all other" have now been reflected in "unallocated corporate items." Segment data is provided below for the three and six months ended June 30, 2003 and 2002 (000 omitted).

	Total Segment Assets
	June 30,	December 31,
	2003	2002

Commercial and Consumer Group	$ 564,968	558,163
Industrial and Print Finishing Group	254,280	244,089
Europe Group	132,062	126,511
Unallocated corporate items	71,474	79,039
Elimination	(480,120)	(453,293)
Total	$ 542,664 =======	$ 554,509 =======
	Unaffiliated Customer Sales		Unaffiliated Customer Sales
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Commercial and Consumer Group	$ 111,467	$116,323	$221,037	$228,250
Industrial and Print Finishing Group	34,704	35,651	68,238	69,474
Europe Group	24,979	22,362	51,310	48,874
Total	$ 171,150 =======	$ 174,336 =======	$ 340,585 =======	$346,598 ======

	Affiliated Customer Sales		Affiliated Customer Sales
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Commercial and Consumer Group	$ 2,676	$ 1,769	$ 4,927	$ 4,376
Industrial and Print Finishing Group	4,563	6,438	9,762	11,508
Europe Group	3,707	4,368	7,369	7,878
Eliminations	(10,946)	(12,575)	(22,058)	(23,762)
Total	$ - ======	$ - ======	$ - ======	$ - ======

	Segment Operating Income		Segment Operating Income
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Commercial and Consumer Group	$ 12,044	$ 14,738	$ 22,904	$ 28,025
Industrial and Print Finishing Group	4,646	5,367	8,965	9,453
Europe Group	1,206	(682)	2,494	180
Unallocated corporate items	(6,309)	(7,606)	(13,043)	(15,577)
Total	$ 11,587 ======	$ 11,817 ======	$ 21,320 ======	$ 22,081 ======

	Reconciliation of Segment Operating Income
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total segment operating income	$ 11,587	$ 11,817	$ 21,320	$22,081
Interest expense	(10,247)	(9,953)	(19,545)	(20,245)
Restructuring and other expenses	(8,384)	(1,694)	(9,789)	(6,560)
Other (expense) income	(137)	1,560	188	802
(Loss) income before taxes and cumulative effect of accounting change	$ (7,181) ======	$ 1,730 =====	$ (7,826) ======	$(3,922) ======

GBC's products are sold primarily in North America, South America, Europe, Japan and Australia to office products resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers; however, the loss of, or major reduction in business or failure to collect receivables from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

Financial information for the three and six months ended June 30, 2003 and 2002, by geographical area is summarized below (000 omitted).
	Unaffiliated Customer Sales		Unaffiliated Customer Sales
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

US	$ 108,022	$ 115,137	$ 213,642	$224,504
Europe	35,826	31,817	72,419	66,896
Other International	27,302	27,382	54,524	55,198
	$ 171,150 =======	$ 174,336 =======	$ 340,585 =======	$346,598 ======

	Total Long-lived Assets
	June 30,	December 31,
	2003	2002
US	$ 352,689	$ 352,677
Europe	17,139	17,932
Other International	21,665	21,215
Eliminations	(105,906)	(104,108)
	$ 285,587 =======	$ 287,716 =======

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

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of June 30, 2003, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's other intangible assets as of June 30, 2003 and December 31, 2002 are summarized below (000 omitted):
	Gross Carrying Amount at		Accumulated Amortization at
	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002
Customer agreements and relationships	$7,000	$7,000	$(3,483)	$(3,107)
Patents	1,464	1,464	(1,025)	(878)
Total	$8,464 =====	$8,464 =====	$(4,508) ======	$(3,985) ======

Anticipated annual amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense

2003	$1,047
2004	1,047
2005	754
2006	754
2007	754

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

Consolidating Balance Sheets (000 omitted)

	June 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,172	$ 1	$ 5,823	$ -	$ 6,996
Receivables, net	70,122	90	55,334	-	125,546
Inventories, net	53,362	267	35,311	-	88,940
Deferred tax assets	18,573	1,813	1,336	-	21,722
Other	5,004	11	8,858	-	13,873
Due from affiliates	1,593	38,096	12,758	(52,447)	-
Total current assets	149,826	40,278	119,420	(52,447)	257,077
Net capital assets	63,382	6,498	28,344	-	98,224
Goodwill and other intangibles, net of
accumulated amortization	127,017	22,394	7,105	-	156,516
Other	11,764	7,770	11,313	-	30,847
Investment in subsidiaries	146,281	153,159	-	(299,440)	-
Total assets	$ 498,270	$ 230,099	$ 166,182	$ (351,887)	$ 542,664

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 29,324	$ 1,174	$ 12,920	$ -	$ 43,418
Accrued liabilities	52,694	681	27,131	-	80,506
Notes payable	-	-	8,935	-	8,935
Current maturities of long-term debt	10,004	-	509	-	10,513
Due to affiliates	33,401	-	5,736	(39,137)	-
Total current liabilities	125,423	1,855	55,231	(39,137)	143,372
Long-term debt - affiliated	5,941	-	926	(6,867)	-
Long-term debt, less current maturities	302,327	-	18,757	-	321,084
Other long-term liabilities	19,255	182	13,447	-	32,884
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,382	119,604	164,157	(283,761)	26,382
Retained earnings	61,630	123,777	(70,638)	(53,139)	61,630
Treasury stock	(24,327)	-	-	-	(24,327)
Accumulated other comprehensive
income	(20,623)	(15,324)	(18,030)	33,354	(20,623)
Total stockholders' equity	45,324	228,062	77,821	(305,883)	45,324
Total liabilities and stockholders' equity	$ 498,270	$ 230,099	$ 166,182	$ (351,887)	$ 542,664

Consolidating Balance Sheets (000 omitted)

	December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 12,747	$ 2	$ 5,502	$ -	$ 18,251
Receivables, net	67,810	25	53,874	-	121,709
Inventories, net	56,248	394	35,278	-	91,920
Deferred tax assets	17,714	1,741	1,349	-	20,804
Other	4,018	15	10,076	-	14,109
Due from affiliates	12,561	28,953	7,739	(49,253)	-
Total current assets	171,098	31,130	113,818	(49,253)	266,793
Net capital assets	71,832	6,980	28,065	-	106,877
Goodwill and other intangibles, net of
accumulated amortization	127,539	22,394	6,223	-	156,156
Other	9,187	11,640	3,856	-	24,683
Investment in subsidiaries	134,327	139,265	-	(273,592)	-
Total assets	$ 513,983	$ 211,409	$ 151,962	$ (322,845)	$ 554,509

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 36,044	$ 987	$ 13,428	$ -	$ 50,459
Accrued liabilities	57,391	2,476	26,712	-	86,579
Notes payable	-	-	10,806	-	10,806
Current maturities of long-term debt	15,150	-	698	-	15,848
Due to affiliates	24,135	-	11,961	(36,096)	-
Total current liabilities	132,720	3,463	63,605	(36,096)	163,692
Long-term debt - affiliated	6,224	-	4,958	(11,182)	-
Long-term debt, less current maturities	312,855	-	1,911	-	314,766
Other long-term liabilities	20,053	183	13,684	-	33,920
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	23,561	117,733	164,157	(281,890)	23,561
Retained earnings	66,671	113,702	(75,518)	(38,184)	66,671
Treasury stock	(24,632)	-	-	-	(24,632)
Accumulated other comprehensive
income	(25,731)	(23,677)	(23,167)	46,844	(25,731)
Total stockholders' equity	42,131	207,763	67,804	(275,567)	42,131
Total liabilities and stockholders' equity	$ 513,983	$ 211,409	$ 151,962	$ (322,845)	$ 554,509

Consolidating Income Statements (000 omitted)

	Three months ended June 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 108,022	$ -	$ 63,128	$ -	$ 171,150
Affiliated sales	11,190	-	6,900	(18,090)	-
Net sales	119,212	-	70,028	(18,090)	171,150
Cost of sales, including development and engineering	76,762	206	44,080	(18,090)	102,958
Selling, service and administrative	36,392	-	20,024	-	56,416
Amortization of goodwill and related intangibles	189	-	-	-	189
Restructuring and other:
Restructuring	8,292	-	92	-	8,384
Other	-	-	-	-	-
Interest expense	9,837	26	441	(57)	10,247
Other expense (income)	519	(1,233)	794	57	137
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	(12,779)	1,001	4,597	-	(7,181)
Income taxes (benefits)	(4,508)	428	2,023	-	(2,057)
Income (loss) before undistributed earnings of wholly owned subsidiaries	(8,271)	573	2,574	-	(5,124)
Undistributed (losses) earnings of wholly-owned
subsidiaries	3,147	2,944	-	(6,091)	-
Net income (loss)	$ (5,124)	$ 3,517	$ 2,574	$ (6,091)	$ (5,124)

	Three months ended June 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 115,137	$ -	$ 59,199	$ -	$ 174,336
Affiliated sales	4,610	-	5,245	(9,855)	-
Net sales	119,747	-	64,444	(9,855)	174,336
Cost of sales:
Product cost of sales, including development and engineering	72,658	(99)	41,286	(9,855)	103,990
Inventory rationalization and write-down charges	600	-	-	-	600
Selling, service and administrative	39,356	17	18,942	-	58,315
Amortization of goodwill and related intangibles	214				214
Restructuring and other:
Restructuring	782	-	179	-	961
Other	133	-	-	-	133
Interest expense	9,734	59	594	(434)	9,953
Other (income) expense	(71)	(973)	(950)	434	(1,560)
Income before taxes and undistributed
earnings of wholly owned subsidiaries	(3,659)	996	4,393	-	1,730
Income taxes	(1,514)	(830)	1,977	-	(367)
Income (loss) before undistributed earnings of
wholly owned subsidiaries	(2,145)	1,826	2,416	-	2,097
Undistributed earnings (losses) of wholly-owned
subsidiaries	4,242	(950)	-	(3,292)	-
Net income (loss)	$ 2,097	$ 876	$ 2,416	$ (3,292)	$ 2,097

Consolidating Income Statements (000 omitted)

	Six months ended June 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 213,642	$ -	$ 126,943	$ -	$ 340,585
Affiliated sales	21,957	-	14,344	(36,301)	-
Net sales	235,599	-	141,287	(36,301)	340,585
Cost of sales, including development and engineering	151,040	391	89,793	(36,301)	204,923
Selling, service and administrative	73,889	-	40,076	-	113,965
Amortization of intangible assets	377	-	-	-	377
Restructuring and other:
Restructuring	9,697	-	92	-	9,789
Other	-	-	-	-	-
Interest expense	18,915	86	740	(196)	19,545
Other (income) expense	82	(1,822)	1,356	196	(188)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(18,401)	1,345	9,230	-	(7,826)
Income (benefits) taxes	(7,226)	565	3,876	-	(2,785)
(Loss) income before undistributed earnings of wholly owned subsidiaries	(11,175)	780	5,354	-	(5,041)
Undistributed earnings (losses) of wholly-owned
subsidiaries	6,134	6,442	-	(12,576)	-
Net income (loss)	$ (5,041)	$ 7,222	$ 5,354	$ (12,576)	$ (5,041)

	Six months ended June 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 224,504	$ -	$ 122,094	$ -	$ 346,598
Affiliated sales	15,014	-	9,045	(24,059)	-
Net sales	239,518	-	131,139	(24,059)	346,598
Cost of sales:
Product cost of sales, including development and engineering	149,661	(22)	84,660	(24,059)	210,240
Inventory rationalization and write-down charges	672	-			672
Selling, service and administrative	76,272	7	37,521	-	113,800
Amortization of intangible assets	477	-	-	-	477
Restructuring and other:
Restructuring	4,843	-	287	-	5,130
Other	758	-	-	-	758
Interest expense	19,747	145	1,174	(821)	20,245
Other expense (income)	85	(1,254)	(454)	821	(802)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(12,997)	1,124	7,951	-	(3,922)
Income (benefits) taxes	(4,234)	506	3,578	-	(150)
Cumulative effect of accounting change, net of taxes	34,428	(21,695)	66,291	-	79,024
(Loss) income before undistributed earnings of wholly owned subsidiaries	(43,191)	22,313	(61,918)	-	(82,796)
Undistributed earnings (losses) of wholly-owned
subsidiaries	(39,605)	1,890	-	37,715	-
Net (loss) income	$ (82,796)	$ 24,203	$ (61,918)	$ 37,715	$ (82,796)

Consolidating Statements of Cash Flows (000 omitted)

	Six months ended June 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ (12,046)	$ 16	$ 11,575	$ -	$ (455)
Investing activities:
Capital expenditures	(2,262)	(17)	(1,727)	-	(4,006)
Payments of acquisitions and investments	(1,799)	-	-	-	(1,799)
Proceeds from sale of plant and equipment	13	-	32	-	45
Net cash used in investing activities	(4,048)	(17)	(1,695)	-	(5,760)
Financing activities:
Increase (reduction) in intercompany borrowings	20,820	-	(20,820)	-	-
Proceeds of long-term debt-
maturities greater than 90 days	14,842	-	16,478		31,320
Repayments of long-term debt-
maturities greater than 90 days	(74,625)	-	(168)	-	(74,793)
Net change in borrowings-maturities
of 90 days or less	50,249	-	(2,485)	-	47,764
Decrease in current portion of
long-term obligations	(6,139)		(365)		(6,504)
Contribution related to Tax Allocation
Agreement	2,537				2,537
Payments of debt issuance costs	(3,395)				(3,395)
Proceeds from the exercise of stock options	230	-	-	-	230
Net cash used in (provided by) financing activities	4,519	-	(7,360)	-	(2,841)
Effect of exchange rates on cash	-	-	(2,199)	-	(2,199)
Net (decrease) increase in cash & cash equivalents	(11,575)	(1)	321	-	(11,255)
Cash and cash equivalents at the beginning of the year	12,747	2	5,502	-	18,251
Cash and cash equivalents at the end of the period	$ 1,172	$ 1	$ 5,823	$ -	$ 6,996

	Six months ended June 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$ 12,690	$ 261	$ 12,615	$ -	$ 25,566
Investing activities:
Capital expenditures	(2,228)	(261)	(1,702)	-	(4,191)
Proceeds from sale of subsidiary	470				470
Proceeds from sale of plant and equipment	32	-	20	-	52
Net cash used in investing activities	(1,726)	(261)	(1,682)	-	(3,669)
Financing activities:
Increase (reduction) in intercompany borrowings	8,529	-	(8,529)	-	-
Proceeds of long-term debt-
maturities greater than 90 days	150,000	-	-	-	150,000
Repayments of long-term debt-
maturities greater than 90 days	(1)	-	(213)	-	(214)
Net change in borrowings-maturities
of 90 days or less	(210,391)	-	756	-	(209,635)
Increase (decrease) in current portion of
long-term obligations	892		(5)		887
Contribution related to Tax Allocation
Agreement	1,017				1,017
Payments of debt issuance costs	(3,157)	-	-	-	(3,157)
Proceeds from the exercise of stock options	921	-	-	-	921
Net cash used in financing activities	(52,190)	-	(7,991)	-	(60,181)
Effect of exchange rates on cash	-	-	(2,290)	-	(2,290)
Net (decrease) increase in cash & cash equivalents	(41,226)	-	652	-	(40,574)
Cash and cash equivalents at the beginning of the year	56,236	2	3,698	-	59,936
Cash and cash equivalents at the end of the period	$ 15,010	$ 2	$ 4,350	$ -	$ 19,362

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

                Results of Operations - Quarter Ended June 30, 2003 compared to Quarter Ended June
                June 30, 2002

                    Sales

GBC's net sales for the second quarter of 2003 decreased 1.8% to $171.2 million compared to the second quarter of 2002. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2003 compared to 2002. Excluding the effect of foreign exchange rates, sales decreased approximately 7.0% in the second quarter of 2003 compared to 2002. Net sales by business segment are summarized below (000 omitted):

	Three months ended June 30,
	2003	2002

Commercial and Consumer Group	$ 111,467	$ 116,323
Industrial and Print Finishing Group	34,704	35,651
Europe Group	24,979	22,362
Net Sales	$ 171,150 ======	$ 174,336 =======

The Commercial and Consumer Group's sales decreased $4.9 million or 4.2% for the second quarter of 2003 when compared to 2002, primarily due to lower demand for visual communications products, which was partially offset by increased sales of three-ring binders. The Industrial and Print Finishing Group's sales were down $0.9 million, or 2.7%; the decline in sales of the Group's U.S. commercial film business was partially offset by an increase in its European business. The U.S. commercial films business continues to be affected by pricing pressures which have resulted in the loss of business from certain customers, along with weak market conditions. Excluding the favorable effect of foreign exchange rates, the Industrial and Print Finishing Group's sales were down $3.3 million, or 9.2%. Sales in the Europe Group were up $2.6 million or 11.7% as a result of a stronger Euro; excluding the impact of exchange rates, sales in the Europe Group were down $1.5 million, or 6.6%. The decline was due to weak economic conditions in certain European markets, coupled with the timing of new product introductions (i.e., reduction in sales of products phased-out compared to the timing of new product introductions).

Gross Margins, Costs and Expenses

GBC's gross profit margin in the second quarter of 2003 decreased by $1.6 million or 0.2 points compared to the prior year. Gross profit margins in the Commercial and Consumer Group were negatively impacted by an unfavorable product mix (i.e., reduced sales of higher margin visual communications products and increased sales of lower margin three-ring binders), along with unfavorable manufacturing variances due to lower production volumes. The Industrial and Print Finishing Group experienced a slight decline in its gross profit margin primarily due to lower manufacturing volumes. In the Europe Group, gross profit margins increased due to the favorable impact of a stronger Euro, favorable manufacturing variances, and lower product costs due to sourcing initiatives.

Total selling, service and administrative expenses decreased $1.9 million or 3.3% in the second quarter of 2003 compared to 2002 primarily due to lower levels of discretionary spending and reduced incentive compensation, partially offset by the adverse effect of exchange rate movements on international expenses. Selling, service and administrative expenses as a percentage of sales decreased to 33.0% in the second quarter of 2003 from 33.4% in 2002.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Three months ended June 30,
	2003	2002
Commercial and Consumer Group	$ 12,044	$ 14,738
Industrial and Print Finishing Group	4,646	5,367
Europe Group	1,206	(682)
Unallocated corporate items	(6,309)	(7,606)
Total	$ 11,587 ======	$ 11,817 ======

Segment operating income for the second quarter of 2003 was roughly flat compared to 2002. Operating income in the Commercial and Consumer and the Industrial and Print Finishing Groups was down $2.7 million and $0.7 million, respectively, as a result of lower sales and lower gross profit margins. The Europe Group's operating income was up $1.9 million, due primarily to higher gross profit margins and reduced operating expenses.

Inventory Rationalization

During the second quarter of 2002, GBC recorded inventory charges of $0.6 million primarily related to the Commercial and Consumer Group. This charge relates to GBC's product line rationalization and reflects an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001.

Restructuring and Other

In the second quarter of 2003, GBC recorded a pre-tax restructuring charge of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Approximately 365 employees will be affected by these actions. During the second quarter of 2002, GBC recorded a $1.0 million pre-tax restructuring charge primarily related to the reorganization of certain corporate support functions, and a $0.1 million charge for other severance costs.

Interest Expense

Interest expense in the quarter totaled $10.2 million, roughly flat to the $10.0 million from the prior year. Included in interest expense for the quarter was $1.1 million pre-tax related to a loss on the extinguishment of the Company's previous credit facility which was refinanced in June 2003.

Other (Income) Expense

Other expense totalled $0.1 million in the second quarter of 2003, compared to income of $1.6 million in 2002. Included in other income in 2002 was net interest income of $0.9 million received in connection with the settlement of a U.S. Federal income tax refund claim. In addition, in 2002 GBC realized foreign exchange gains compared to losses in 2003 in connection with the translation of liabilities denominated in other than functional currencies.

Income Taxes

GBC recorded an income tax benefit of $2.1 million in the second quarter of 2003 on a pre-tax loss of $7.2 million, which yielded an effective income tax rate of approximately 29%.

GBC recorded an income tax benefit of $0.4 million for the second quarter of 2002 on pre-tax income of $1.7 million, resulting in an effective tax rate of 21%. The tax provision was favorably impacted by a $0.9 million refund received from the settlement of the U.S. Federal income tax refund claim. In addition, the provision was impacted by the mix of earnings and losses in GBC's international subsidiaries.

Net Income (Loss)

GBC realized a net loss of $5.1 million for the second quarter of 2003, compared to net income of $2.1 million for the second quarter of 2002. The second quarter 2003 net loss was primarily the result of the $8.4 million restructuring charges and $1.1 million related to the loss on extinguishment of the Company's previous credit facility. In 2002, GBC had restructuring and other costs of $1.7 million which were partially offset by $0.9 million of interest income related to a U.S. Federal Income Tax refund.

Six Months Ended June 30, 2003 compared to Six Months June 30, 2002

Sales

GBC's net sales for the first half of 2003 decreased 1.7% to $340.6 million compared to the first half of 2002. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2003 compared to 2002. Excluding the effect of foreign exchange rates, sales decreased approximately 6.1% in the first half of 2003 compared to 2002. Net sales by business segment are summarized below (000 omitted):

	Six months ended June 30,
	2003	2002
Commercial and Consumer Group	$ 221,037	$ 228,250
Industrial and Print Finishing Group	68,238	69,474
Europe Group	51,310	48,874
Net Sales	$ 340,585 =======	$ 346,598 =======

The Commercial and Consumer Group's sales decreased $7.2 million or 3.2% for the first six months of 2003 when compared to 2002, primarily due to lower demand for visual communications products, which was partially offset by increased sales of three-ring binders. Sales for the Industrial and Print Finishing Group decreased $1.2 million, as a decrease in U.S. commercial film sales was only partially offset by an increase in sales in Europe. The U.S. commercial films business has been affected by pricing pressures which have resulted in the loss of business from certain customers, along with weak market conditions. Excluding the favorable impact of foreign exchange rates, sales decreased $5.6 million, or 8.0%, for the Industrial and Print Finishing Group. Sales in the Europe Group increased by $2.4 million; excluding the impact of foreign exchange, sales in the Europe Group declined by $6.0 million. The decline was due to planned customer rationalization, weak economic conditions in certain European markets, along with the timing of new product introductions.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the first half of 2003 was flat compared to the first half of 2002. Reduced gross profit margins in the Commercial and Consumer Group due to an unfavorable product mix and unfavorable manufacturing volumes were offset by higher margins in the Europe Group as a result of favorable foreign exchange, favorable manufacturing variances, and lower product costs due to sourcing initiatives.

Total selling, service and administrative expenses in the first half of 2003 were also flat compared to 2002. While certain discretionary and incentive compensation expenses decreased, such reductions were offset by the adverse impact of foreign exchange rates. Selling, service and administrative expenses as a percentage of sales, increased to 33.5% in the first half of 2003 from 32.8% in 2002.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Six months ended June 30,
	2003	2002
Commercial and Consumer Group	$ 22,904	$ 28,025
Industrial and Print Finishing Group	8,965	9,453
Europe Group	2,494	180
Unallocated corporate items	(13,043)	(15,577)
Total	$ 21,320 ========	$ 22,081 =======

Segment operating income for the first half of 2003 decreased 3.4% or $0.8 million compared to 2002. Operating income in the Commercial and Consumer Group decreased by $5.1 million, or 18.3%, in the first half of 2003 primarily due to the lower level of sales and reduced gross profit margin. The Industrial and Print Finishing Group's operating income decreased 5.2% or $0.5 million due to the lower sales volume. The Europe Group's operating income increased $2.3 million due to improved gross profit margins and lower operating expenses.

Inventory Rationalization

During 2002, GBC recorded inventory charges of approximately $0.7 million primarily related to the Commercial and Consumer Group. This charge relates to GBC's product line rationalization and reflects an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001.

Restructuring and Other

In 2003, GBC recorded a pre-tax restructuring charge of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Approximately 365 employees will be affected as a result of these actions. In addition, in the first quarter of 2003, GBC recorded a pre-tax restructuring charge of $1.4 million related to the subleasing of a manufacturing facility as part of a previously-announced rationalization.

During the first half of 2002, GBC recorded a pre-tax restructuring charge of $5.1 million, for restructuring expenses related to the closure of the Buffalo Grove, Illinois plant, the downsizing of a facility in Amelia, Virginia and charges related to reorganization of certain Corporate support functions.

In the first half of 2002, GBC recorded $0.8 million in other expenses primarily related to costs associated with the transition of production from the closed/down-sized facilities to other GBC facilities.

Interest Expense

Interest expense decreased by $0.7 million to $19.5 million in the first half of 2003 compared to 2002 due to reduced debt levels and a lower base interest rate (LIBOR). Included in interest expense in 2003 was $1.1 million related to the loss on the extinguishment of the Company's previous credit facility which was refinanced in June 2003.

Other (Income) Expense

Other income totaled $0.2 million in the first half of 2003, compared to $0.8 million in 2002. Included in other income in 2002 was net interest income of $0.9 million received in connection with the settlement of a U.S. Federal income tax refund claim, which was offset by the impact of a non-cash loss of $1.1 million on the sale of a previously-closed facility in Mexico. In addition, in 2002 GBC realized exchange gains compared to losses in 2003 primarily related to the translation of liabilities denominated in other than functional currencies.

Income Taxes

GBC recorded an income tax benefit of $2.8 million in the first half of 2003 on pre-tax loss of $7.8 million, which yielded an effective income tax rate of approximately 36%.

GBC recorded an income tax benefit of $0.2 million for the first six months of 2002 on a pre-tax loss of $3.9 million. The tax provision was impacted by the restructuring and other charges that were recorded during the period, as well as changes in U.S. tax laws. The tax legislation, signed into law on March 9, 2002, enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997. The carryback generated a $7.5 million tax refund that was received in March 2002 and reduced previously utilized tax credits. The tax credits became deferred tax assets which GBC was not able to use before the expiration of the carryover period. The resulting write-off of these deferred tax assets created additional income tax expense of $1.5 million, which was recorded in the first quarter of 2002. In the second quarter of 2002, GBC also settled a U.S. Federal income tax claim resulting in a refund of approximately $0.9 million which is reflected as a reduction to GBC's 2002 income tax provision.

Cumulative Effect of Accounting Change

Effective January 1, 2002 GBC implemented SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million, net of tax), primarily related to the impairment of goodwill in the Commercial and Consumer Group.

Net Loss

GBC realized a net loss of $5.0 million for the first half of 2003 compared to a net loss of $82.8 million for the first half of 2002. The net loss in 2003 is primarily due to restructuring charges of $9.8 million and the loss on extinguishment of debt of $1.1 million. In 2002, the net loss was impacted by the Cumulative Effect of Accounting Change of $79.0 million, net of taxes, along with $6.6 million restructuring and other costs.

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

During the second quarter of 2003, GBC entered into three new financing agreements. On June 26, 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). The new $197.5 million Primary Facility includes a $72.5 million multicurrency revolving credit line (of which $43.0 million was available at June 30, 2003) and a $125 million term loan. The maturity date on the Primary Facility is January 15, 2008, and it provides for significantly lower interest rate spreads than the previous senior credit facility (the "Previous Primary Facility"). Concurrent with the completion of the Primary Facility, GBC entered into a mortgage financing arrangement under which its real estate holdings in Northbrook and Skokie, Illinois and its real estate and equipment in Addison, Illinois are pledged as collateral ("Mortgage Financing"). In April 2003, GBC entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008. As of June 30, 2003, $16.8 million had been borrowed under the Netherlands Facility, the majority of which was used to partially repay the Previous Primary Facility. The $14.8 million proceeds from the Mortgage Financing was also used to partially repay the Previous Primary Facility.

Interest rates on the Primary Facility are variable and are set at LIBOR plus 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loan. Borrowings under the Primary Facility are subject to a "pricing grid" which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

Credit Facility - Financial Covenants

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage, fixed charge coverage, as well as a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. In addition to the restrictive covenants, multicurrency revolving credit line borrowings are subject to a "borrowing base" which is determined based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of its assets pledged under the Mortgage Financing, substantially all of the assets of General Binding

Corporation and its domestic subsidiaries, as well as a portion of equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

The most restrictive financial covenants under the Primary Facility require the Company to maintain the following targets and ratios:

Minimum Leverage Ratios:

There are two leverage ratio tests under the Primary Facility. The ratios are computed by dividing the cumulative four quarter trailing EBITDA (as defined under the Primary Facility) into the Company's total debt and its senior debt (total debt less subordinated debt).

The Primary Facility requires that GBC's leverage ratios as of the end of each quarter be no higher than:

	Total Leverage	Senior Leverage
Q-2 2003 and Q-3 2003	4.75 to 1	2.85 to 1
Q-4 2003 - Q-3 2004	4.50 to 1	2.50 to 1
Q-4 2004 - Q-3 2005	4.25 to 1	2.25 to 1
Q-4 2005 - Q-3 2006	3.75 to 1	1.75 to 1
Thereafter	3.50 to 1	1.50 to 1

Fixed Charge Coverage Ratio:

The fixed charge coverage ratio is consolidated trailing four quarter EBITDA (as defined under the Primary Facility) less consolidated capital expenditures, divided by consolidated fixed charges (as defined under the Primary Facility). As of the end of each quarter through the fourth quarter of 2005, GBC must maintain a ratio in excess of 1.10 to 1, and must maintain a ratio in excess of 1.15 to 1 for each quarter thereafter.

Consolidated Net Worth:

GBC must maintain consolidated net worth (as defined under the Primary Facility) of $37.0 million plus the sum of 50% of consolidated net income of each quarterly period subsequent to June 30, 2003.

Primary Facility - Term Loan Amortization and Maturity

Principal payments on the term loan are due quarterly beginning with the fourth quarter of 2003. The required quarterly payments are as follows:

Q-4 2003 - Q-3 2004	$ 2.5 million
Q-4 2004 - Q-3 2005	3.0 million
Q-4 2005 - Q-3 2007	3.5 million

The remaining balance of the term loan is due on the maturity date of the Primary Facility of January 15, 2008.

Primary Facility - Financial Covenants

As of and for the period ended June 30, 2003, GBC was in compliance with all covenants under the Primary Facility.

Based upon its current financial forecast, the Company expects to remain in compliance with the covenants under the Primary Facility. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions and that certain objectives of the Operational Excellence Program will be achieved. If the economic prospects in the markets in which GBC does business and/or certain goals and objectives of the Operational Excellence Program are not met, it is possible that the Company will fail one or more of its covenants. In that situation, if GBC were unable to obtain an amendment to the Facility or a waiver in the event of a major covenant violation, the Company's liquidity would be adversely impacted to a significant degree.

Cash Flows

Cash used by operating activities was $0.5 million for the six months ended June 30, 2003, compared to $25.6 million of cash provided by operations for the same period in 2002. Significant factors impacting the change in cash flow from operations include: a) the net change in cash taxes paid, as 2002 included an income tax refund of approximately $7.5 million; b) an increase in cash interest paid in 2003 due to timing; c) changes in payment terms with certain suppliers; and d) changes in the timing and amount of certain employment related costs.

Net cash used in investing activities was $5.8 million during 2003, compared to $3.7 million in 2002.

Net cash used in financing activities was $2.8 million during 2003, compared to $60.2 million during 2002. In order to ensure adequate liquidity while the amendment of the previous Revolving Credit Facility was being negotiated, GBC maintained higher than normal short-term investments through additional borrowings at December 31, 2001. After the Credit Facility extension was completed in January 2002, GBC used the excess cash and investment balances to repay approximately $52.8 million of borrowings under the Facility.

GBC has been restricted from paying dividends since the 1999 amendment and restatement of the Facility, and therefore no dividends were paid during the first six months of 2003 and 2002.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, there were no changes with regard to market risk since December 31, 2002 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2002, refer to pages 22-24 in GBC's Annual Report on Form 10-K.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of GBC's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of GBC's disclosure controls and procedures pursuant to the Exchange Act Rule 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that GBC's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included for the period covered by this quarterly report.

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Securityholders

                The 2003 Annual Meeting of Stockholders of GBC (the "Meeting") was held on May 22, 2003.

(a)            At the meeting the following individuals were elected to serve as a director of GBC until the 2004 annual meeting of stockholders according to the following votes:
Director	Votes for	Votes against or withheld
George V. Bayly	45,983,507	783,626
Richard U. De Schutter	45,973,420	793,713
G. Thomas Hargrove	46,104,826	662,307
Jeffrey P. Lane	45,676,537	1,090,596
Nelson P. Lane	46,029,506	737,627
Dennis J. Martin	46,104,552	662,581
Arthur C. Nielsen, Jr.	46,122,089	645,044
Forrest M. Schneider	45,738,332	1,028,801
Robert J. Stucker	45,675,619	1,091,514

The adoption of the GBC Senior Management Incentive Program was approved at the meeting according to the following votes: For: 46,454,581, Against or Withheld: 295,833, Abstentions: 16,719.

The appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors of GBC's financial statements for the year ended December 31, 2003 was ratified at the meeting according to the following votes: For: 46,355,569, Against or Withheld: 400,216, Abstentions: 11,348.

Item 6.    Exhibits and Reports on Form 8-K

(a)            Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

                Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

                Exhibit 32.1 - Certification of the Chief Executive Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

                Exhibit 32.2 - Certification of the Chief Financial Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K:

                (1) Changes to Registrant's Audit Committee dated May 28, 2003.

                (2) Registrant's New Primary Credit Agreement dated June 26, 2003.

                (3) Registrant's Press Release dated July 17, 2003 related to manufacturing relocation and workforce reductions.

                (4) Registrant's Press Release dated July 23, 2003 furnished to the SEC setting forth second quarter
                     2003 earnings.

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

August 13, 2003

Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Dennis J. Martin
Dennis J. Martin Chairman, President and Chief Executive Officer

Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Don Civgin
Don Civgin Senior Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
As adopted pursuant to
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of General Binding Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003, (the "Report"), I, Dennis J. Martin, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Dennis J. Martin
Dennis J. Martin
Chairman, President and Chief Executive Officer

August 13, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
As adopted pursuant to
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of General Binding Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003, (the "Report"), I, Don Civgin, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Don Civgin
Don Civgin
Senior Vice President and Chief Financial Officer

August 13, 2003