Form 10-Q
period 2003-09-30
GENERAL BINDING CORP
filed 2003-11-13
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ____
Outstanding at
Class	November 6, 2003
Common Stock, $0.125 par value	13,606,799
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 11,271	$ 18,251
Receivables, less allowances for doubtful accounts
and sales returns: 2003 - $16,991, 2002 - $18,568	127,744	121,709
Inventories:
Raw materials	20,569	23,140
Work in process	6,580	7,380
Finished goods	62,944	61,400
Total inventories	90,093	91,920
Deferred tax assets	21,453	20,804
Other	13,036	14,109
Total current assets	263,597	266,793
Total capital assets at cost	269,762	261,987
Less - accumulated depreciation	(173,977)	(155,110)
Net capital assets	95,785	106,877
Goodwill and other intangible assets, net of accumulated amortization	156,344	156,156
Other	30,611	24,683
Total assets	$ 546,337 =======	$ 554,509 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 46,345	$ 50,459
Accrued liabilities	92,208	86,579
Notes payable	5,766	10,806
Current maturities of long-term debt	13,662	15,848
Total current liabilities	157,981	163,692
Long-term debt, less current maturities	302,649	314,766
Other long-term liabilities	33,851	33,920
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	26,523	23,561
Retained earnings	66,516	66,671
Treasury stock	(24,059)	(24,632)
Accumulated other comprehensive income	(19,386)	(25,731)
Total stockholders' equity	51,856	42,131
Total liabilities and stockholders' equity	$ 546,337 =======	$ 554,509 =======
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$ 175,092	$ 175,911	$ 515,677	$ 522,509
Cost of sales:
Product cost of sales, including development and engineering	105,143	106,590	310,066	316,830
Inventory rationalization and write-down charges	-	-	-	672
Selling, service and administrative	54,665	56,081	168,630	169,881
Amortization of intangible assets	188	187	565	664
Restructuring and other:
Restructuring	-	1,303	9,789	6,433
Other	-	119	-	877
Interest expense	7,546	10,053	27,091	30,298
Other expense (income), net	69	1,222	(119)	420
Income (loss) before income taxes and cumulative
effect of accounting change	7,481	356	(345)	(3,566)
Income tax expense (benefits)	2,595	777	(190)	627
Cumulative effect of accounting change, net of taxes	-	-	-	79,024
Net income (loss)	$ 4,886 =====	$ (421) =====	$ (155) =====	$ (83,217) =======
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	695	(1,132)	5,526	3,515
Income (loss) on derivative financial instruments	542	304	819	(992)
Comprehensive income (loss)	$ 6,123	$ (1,249)	$ 6,190	$ (80,694)
Earnings per common share: (1)
Basic
Before cumulative effect of accounting change	$ 0.31	$ (0.03)	$ (0.01)	$ (0.26)
Cumulative effect of accounting change	-	-	-	(4.98)
Net income (loss) per common share	$ 0.31 ====	$ (0.03) =====	$ (0.01) =====	$ (5.24) =====
Diluted
Before cumulative effect of accounting change	$ 0.30	$ (0.03)	$ (0.01)	$ (0.26)
Cumulative effect of accounting change	-	-	-	(4.98)
Net income (loss) per common share	$ 0.30 ====	$ (0.03) =====	$ (0.01) =====	$ (5.24) =====
Weighted average number of common shares outstanding: (2)
Basic	15,984	15,927	15,966	15,866
Diluted	16,552	15,927	15,966	15,866
(1)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2)	Weighted average shares includes both Common Stock and Class B Common Stock.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Nine months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$ (155)	$ (83,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	79,024
Depreciation	16,145	17,975
Amortization	3,761	4,113
Restructuring and other	9,789	7,310
Provision for doubtful accounts and sales returns	2,697	3,816
Provision for inventory reserves	4,691	4,446
Non-cash sale of fixed assets	-	1,150
Non-cash loss on disposition of joint venture	-	1,137
Increase in non-current deferred taxes	-	8,419
Increase in other long-term assets	(2,276)	1,587
Other	-	(666)
Changes in current assets and liabilities:
(Increase) in receivables	(3,778)	(13,870)
Decrease in inventories	431	3,517
(Increase) in other current assets	1,772	(2,597)
(Increase) in deferred tax assets	385	(2,542)
(Decrease) increase in accounts payable and accrued liabilities	(7,084)	4,159
(Decrease) increase in income taxes payable	(461)	2,113
Net cash provided by operating activities	25,917	35,874
Investing activities:
Capital expenditures	(5,950)	(6,294)
Payments for acquisitions and investments	(3,168)	(152)
Proceeds from sale of subsidiary	-	470
Proceeds from sale of plant and equipment	54	439
Net cash used in investing activities	(9,064)	(5,537)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	73,029	150,000
Repayments of long-term debt-maturities greater than 90 days	(92,156)	(510)
Net change in borrowings-maturities of 90 days or less	8,360	(219,840)
(Decrease) in current portion of long-term debt	(10,078)	98
Payments of debt issuance costs	(3,971)	(3,246)
Contribution related to Tax Allocation Agreement	2,537	-
Proceeds from the exercise of stock options	391	1,144
Net cash used in financing activities	(21,888)	(72,354)
Effect of exchange rates on cash	(1,945)	(2,931)
Net decrease in cash and cash equivalents	(6,980)	(44,948)
Cash and cash equivalents at the beginning of the year	18,251	59,936
Cash and cash equivalents at the end of the period	$ 11,271 ======	$ 14,988 ======
Supplemental disclosure:
Interest paid	$ 21,171	$ 21,569
Income taxes paid (refunded)	1,772	(7,694)
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of September 30, 2003 and the results of their operations and cash flows for the three and nine months ended September 30, 2003 and 2002 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$4,886	$(421)	$(155)	$(83,217)
Add: Stock-based employee compensation expense included in reported net income, net of tax	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(400)	(537)	(1,580)	(2,099)
Pro forma net income	$4,486	$(958)	$(1,735)	$(85,316)
Earnings (loss) per share - basic
As reported	$0.31 ====	$(0.03) ====	$(0.01) ====	$(5.24) =====
Pro forma	$0.28 ====	$(0.06) ====	$(0.11) ====	$(5.38) =====
Earnings (loss) per share - diluted
As reported	$0.30 ====	$(0.03) ====	$(0.01) ====	$(5.24) =====
Pro forma	$0.27 ====	$(0.06) ====	$(0.11) ====	$(5.38) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2003 and 2002, respectively: expected life of ten years for 2003 and 2002; expected volatility of 56% and 50%; and risk-free interest rates of 3.75% and 4.87%. The weighted-average fair values of stock options granted during the periods were $6.07 and $8.89 in 2003 and 2002, respectively.

(3) Borrowings

During the second quarter of 2003, GBC entered into three new financing agreements. On June 26, 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). The new $197.5 million Primary Facility includes a $72.5 million multicurrency revolving credit line and a $125 million term loan. The maturity date on the Primary Facility is January 15, 2008, and it provides for significantly lower interest rate spreads than the previous senior credit facility (the "Previous Primary Facility"). Concurrent with the completion of the Primary Facility, GBC entered into a mortgage financing arrangement under which its real estate holdings in Northbrook and Skokie, Illinois and its real estate and equipment in Addison, Illinois are pledged as collateral (the "Mortgage Financing"). In April 2003, GBC entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008. The majority of the $16.8 million in proceeds from the Netherlands Facility was used to repay a portion of the Previous Primary Facility. The $14.8 million in proceeds from the Mortgage Financing was also used to repay a portion of the Previous Primary Facility.

Interest rates on the Primary Facility are variable and are set at LIBOR plus 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus

.50% for the term loan. Borrowings under the Primary Facility are subject to a "pricing grid" which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

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

As of and for the period ended September 30, 2003, the Company was in compliance with all debt covenants. GBC's borrowings consisted of the following at September 30, 2003 and December 31, 2002 (000 omitted):

	September 2003	December 31, 2002
Credit Facilities
U.S. Dollar borrowing - Term Loan (weighted average floating interest rate of 5.62% at September 30, 2003)	$125,000	$ -
U.S. Dollar borrowings - Term A Notes - (weighted average floating interest rate of 8.41% at December 31, 2002)	-	130,390
U.S. Dollar borrowings - Term B Notes - (weighted average floating interest rate of 9.80% at December 31, 2002)	-	39,610
Euro borrowings - Netherlands Facility (weighted average floating interest rate of 4.5% at September 30, 2003)	14,768	-
Australian borrowings - (weighted average floating interest rate of 7.9% at September 30, 2003)	2,028	-
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.20% at September 30, 2003 and 1.65% at December 31, 2002)	6,840	6,855
IRB, due annually to July 2008 - (floating interest rate of 1.33% at September 30, 2003 and 1.86% at December 31, 2002)	1,000	1,150
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Note payable, U.S. Dollar borrowing, due monthly from August 2003 to July 2008 - (fixed interest rate of 6.62%)	14,437	-
Note payable, Euro borrowing - (fixed interest rate of 8.85% at December 31, 2002)	-	525
Other borrowings	8,004	12,890
Total debt	322,077	341,420
Less-current maturities	(19,428)	(26,654)
Total long-term debt	$302,649 ======	$314,766 ======

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss) available to common shareholders	$ 4,886	$ (421)	$ (155)	$ (83,217)
Denominator:
Denominator for basic earnings per share - Weighted average number of common Shares outstanding (1)	15,984	15,927	15,966	15,866
Effect of dilutive securities:
Employee stock options (3)	377	-	-	-
Restricted stock units (3)	191	-	-	-
Denominator for diluted earnings per share - Adjusted weighted-average shares (1) and assumed conversions	16,552	15,927	15,966	15,866
Earnings (loss) per share - basic (2)	$ 0.31 ====	$ (0.03) =====	$(0.01) ====	$ (5.24) =====
Earnings (loss) per share - diluted (2)	$ 0.30 ====	$ (0.03) =====	$(0.01) ====	$ (5.24) =====

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3) As of September 30, 2003, GBC had 1,878,565 dilutive stock options outstanding. These options were not included in the calculation of earnings per share for the nine months period as they would have been anti-dilutive.

(5) Restructuring and Other

During the first nine months of 2003, GBC recorded restructuring related charges of $9.8 million. In the second quarter of 2003, the Company recorded charges of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Severance benefits to be paid under the second quarter programs total $3.9 million, and asset impairments at the Company's Booneville facilities were $4.5 million. Approximately 365 employees are affected by the Booneville transition and workforce reduction programs. In the first quarter of 2003, GBC recorded a charge of $1.4 million related to the subleasing of a manufacturing facility in Buffalo Grove, Illinois. The additional subleasing charge represents the incremental difference between GBC's obligation under the lease and the rental payments to be received from the subtenant.

During the first nine months of 2002, GBC recorded restructuring related charges of $6.4 million, which primarily consisted of $3.1 million related to the closure of the Buffalo Grove plant, $1.1 million related to the downsizing of a facility in Amelia, Virginia, $0.6 million related to the reorganization of the Commercial and Consumer Group and approximately $0.9 million related to the reorganization of certain corporate and other support functions. The restructuring expenses primarily consisted of severance and related benefit expenses, asset write-offs, contractual lease payments and other costs related to exit activities at the affected facilities. The operations performed at these locations were absorbed into existing GBC facilities. The exit activities were completed by the end of the first quarter of 2003.

The components of the restructuring and other expenses are as follows (000 omitted):
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Severance and early retirement benefits	$-	$ 927	$ 3,927	$3,546
Asset impairments	-	223	4,457	1,658
Contractual lease expenses	-	-	1,405	845
All other restructuring expenses	-	153	-	384
Total restructuring expenses	$ - ==	$ 1,303 =====	$ 9,789 =====	$6,433 ====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs related to these activities that will be paid in future periods. The balance in the restructuring reserve at September 30, 2003 is primarily related to asset write-downs, contractual lease expenses, severance, early retirement and other benefit expenses to be paid in future periods.

During 2002, GBC also incurred certain other expenses in the amount of $0.9 million related to facility closures and other transitions.

Changes in the restructuring reserves for the nine months ended September 30, 2003 were as follows (000 omitted):

	Severance	Asset Impairment and Other Exit Costs	Contractual Lease Expenses	Total
Balance at December 31, 2002	$ 4,026	$ 810	$ 700	$ 5,536
Activities during the year:
Provisions	3,927	4,457	1,405	9,789
Cash charges	(3,115)	(168)	(595)	(3,878)
Non-cash charges	-	(4,386)	(1,190)	(5,576)
Balance at September 30, 2003	$ 4,838 =====	$ 713 ====	$ 320 ====	$ 5,871 =====

(6) Business Segments

In the second quarter of 2003, GBC implemented organizational changes that were announced in late-2002. As a result of the organizational changes, GBC realigned its segment reporting. The primary changes to the Company's segments consisted of combining three of GBC's four business units into the following two new groups:

Commercial and Consumer Group (CCG) - combination of the Document Finishing Group, Office Products Group, the Education division of the Films Group and the Asia/Pacific region which was previously reported under "Other." CCG focuses on marketing strategies for "consumer-ready" products that leverage GBC's leadership among customers of its binding, laminating and information-display products in the work, school and home environments.

Industrial and Print Finishing Group (IPFG) - combination of the Films Group and the Automated Finishing Division of the Document Finishing Group. IPFG targets print-for-pay and other finishing customers who use GBC's professional-grade finishing equipment and supplies as a part of their mass production of sophisticated, professional applications.

The Commercial and Consumer Group's revenues are primarily derived from the sale of binding, punching and laminating equipment and related supplies, document shredders, custom binders and folders, visual communication products (writing boards, bulletin boards, easels, etc.), desktop accessories and maintenance and repair services through both indirect channels (resellers, including office product superstores, contract/commercial stationers, wholesalers, mail order companies, mass marketers and other dealers) and direct channels (salespersons, telemarketers, internet portals, etc.). The Group's products and services are sold to customers which include the home markets and office markets, commercial reprographic centers, educational and training markets, and government agencies throughout North and South America and the Asia/Pacific region.

The Industrial and Print Finishing Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Industrial and Print Finishing Group's products and services are sold worldwide through direct and dealer channels to commercial reprographic centers, and commercial printers. The Europe Group distributes many of the Commercial and Consumer Group's products to customers in Europe.

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

Certain segment information for the three and nine months ended September 30, 2002 has been reclassified to conform to the current year presentation, including corporate costs which were formerly included in "all other" have now been reflected in "unallocated corporate items." Segment data is provided below for the three and nine months ended September 30, 2003 and 2002 (000 omitted):

	Total Segment Assets
	September 30,	December 31,
	2003	2002
Commercial and Consumer Group	$ 594,996	$ 558,163
Industrial and Print Finishing Group	263,956	244,089
Europe	136,683	126,511
Unallocated corporate items	73,110	79,039
Eliminations	(522,408)	(453,293)
Total	$ 546,337 ======	$ 554,509 ======

	Unaffiliated Customer Sales Three months ended September 30,		Unaffiliated Customer Sales Nine months ended September 30,
	2003	2002	2003	2002
Commercial and Consumer Group	$ 118,818	$ 119,165	$ 339,855	$ 347,415
Industrial and Print Finishing Group	33,853	35,033	102,091	104,507
Europe	22,421	21,713	73,731	70,587
Total	$ 175,092 ======	$ 175,911 ======	$ 515,677 ======	$ 522,509 ======

	Affiliated Customer Sales		Affiliated Customer Sales
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Commercial and Consumer Group	$ 1,897	$ 3,189	$ 6,824	$ 7,565
Industrial and Print Finishing Group	5,440	5,025	15,202	16,533
Europe	2,383	2,964	9,752	10,842
Eliminations	(9,720)	(11,178)	(31,778)	(34,940)
Total	$ - ==	$ - ==	$ - ==	$ - ==

	Operating Income Three months ended September 30,		Operating Income Nine months ended September 30,
	2003	2002	2003	2002
Commercial and Consumer Group	$ 16,417	$ 14,442	$ 39,321	$ 42,467
Industrial and Print Finishing Group	4,495	4,363	13,460	13,816
Europe	185	(363)	2,679	(183)
Unallocated corporate items	(6,001)	(5,389)	(19,044)	(20,966)
Total	$ 15,096 =====	$ 13,053 =====	$ 36,416 =====	$ 35,134 =====

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Total segment operating income	$ 15,096	$ 13,053	$ 36,416	$ 35,134
Interest expense	(7,546)	(10,053)	(27,091)	(30,298)
Restructuring and other expenses	-	(1,422)	(9,789)	(7,982)
Other income (expense)	(69)	(1,222)	119	(420)
Income (loss) before taxes and Cumulative effect of accounting change	$ 7,481 =====	$ 356 ====	$ (345) =====	$ (3,566) ======

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

Financial information for the three and nine months ended September 30, 2003 and 2002, by geographical area is summarized below (000 omitted).

	Unaffiliated Customer Sales Three months ended September 30,		Unaffiliated Customer Sales Nine months ended September 30,
	2003	2002	2003	2002
US	$ 114,670	$ 119,842	$ 328,312	$ 344,346
Europe	32,021	30,504	104,440	97,400
Other International	28,401	25,565	82,925	80,763
	$ 175,092 =======	$ 175,911 =======	$ 515,677 =======	$ 522,509 =======

	Total Long-lived Assets
	September 30, 2003	December 31, 2002
US	$ 353,202	$ 352,677
Europe	17,465	17,932
Other International	23,610	21,215
Eliminations	(111,537)	(104,108)
	$ 282,740 ======	$ 287,716 ======

(7) New Accounting Standards

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No.146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The adoption of SFAS No.146 has not had a material impact on GBC's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others" (FIN No. 45). The initial recognition and measurement provisions of this interpretation, which require a guarantor to recognize a liability at the inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified after January 1, 2003. The adoption of FIN No. 45 has not had a material impact on GBC's consolidated financial statements.

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

(8) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets were impaired. The annual impairment test is performed as of January 1. In 2003, it was determined that the Company's goodwill balances were not impaired. After making that test in 2002, GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax), primarily related to the impairment of goodwill in the office products business of the Commercial and Consumers Group.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of September 30, 2003, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's other intangible assets as of September 30, 2003 and December 31, 2002 are summarized below (000 omitted):

	Gross Carrying Amount at		Accumulated Amortization at
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Customer agreements and relationships	$7,000	$7,000	$(3,672)	$(3,107)
Patents	1,464	1,464	(1,098)	(878)
Total	$8,464 =====	$8,464 ====	$(4,770) ======	$(3,985) ======

Anticipated annual amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense
2003	$1,047
2004	1,047
2005	754
2006	754
2007	754

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

Consolidating Balance Sheets (000 omitted)

	September 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 7,023	$ 1	$ 4,247	$ -	$ 11,271
Receivables, net	73,243	-	54,501	-	127,744
Inventories, net	53,907	268	35,918	-	90,093
Deferred tax assets	18,302	1,813	1,338	-	21,453
Other	4,174	15	8,847	-	13,036
Due from affiliates	2,692	41,874	23,897	(68,463)	-
Total current assets	159,341	43,971	128,748	(68,463)	263,597
Net capital assets	60,780	6,517	28,488	-	95,785
Goodwill and other intangibles, net of
accumulated amortization	126,754	22,394	7,196	-	156,344
Other	11,656	7,648	11,307	-	30,611
Investment in subsidiaries	150,468	159,724	-	(310,192)	-
Total assets	$ 508,999 =======	$ 240,254 =======	$ 175,739 =======	$ (378,655) ========	$ 546,337 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 32,282	$ 1,301	$ 12,762	$ -	$ 46,345
Accrued liabilities	62,864	759	28,585	-	92,208
Notes payable	-	-	5,766	-	5,766
Current maturities of long-term debt	12,771	-	891	-	13,662
Due to affiliates	39,267	-	9,390	(48,657)	-
Total current liabilities	147,184	2,060	57,394	(48,657)	157,981
Long-term debt - affiliated	6,042	-	410	(6,452)	-
Long-term debt, less current maturities	284,506	-	18,143	-	302,649
Other long-term liabilities	19,411	182	14,258	-	33,851
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,523	121,862	167,511	(289,373)	26,523
Retained earnings	66,516	129,874	(67,388)	(62,486)	66,516
Treasury stock	(24,059)	-	-	-	(24,059)
Accumulated other comprehensive income	(19,386)	(13,729)	(16,921)	30,650	(19,386)
Total stockholders' equity	51,856	238,012	85,534	(323,546)	51,856
Total liabilities and stockholders' equity	$ 508,999 =======	$ 240,254 =======	$ 175,739 =======	$ (378,655) ========	$ 546,337 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 12,747	$ 2	$ 5,502	$ -	$ 18,251
Receivables, net	67,810	25	53,874	-	121,709
Inventories, net	56,248	394	35,278	-	91,920
Deferred tax assets	17,714	1,741	1,349	-	20,804
Other	4,018	15	10,076	-	14,109
Due from affiliates	12,561	28,953	7,739	(49,253)	-
Total current assets	171,098	31,130	113,818	(49,253)	266,793
Net capital assets	71,832	6,980	28,065	-	106,877
Goodwill and other intangibles, net of
accumulated amortization	127,539	22,394	6,223	-	156,156
Other	9,187	11,640	3,856	-	24,683
Investment in subsidiaries	134,327	139,265	-	(273,592)	-
Total assets	$ 513,983 =======	$ 211,409 =======	$ 151,962 =======	$ (322,845) ========	$ 554,509 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 36,044	$ 987	$ 13,428	$ -	$ 50,459
Accrued liabilities	57,391	2,476	26,712	-	86,579
Notes payable	-	-	10,806	-	10,806
Current maturities of long-term debt	15,150	-	698	-	15,848
Due to affiliates	24,135	-	11,961	(36,096)	-
Total current liabilities	132,720	3,463	63,605	(36,096)	163,692
Long-term debt - affiliated	6,224	-	4,958	(11,182)	-
Long-term debt, less current maturities	312,855	-	1,911	-	314,766
Other long-term liabilities	20,053	183	13,684	-	33,920
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	23,561	117,733	164,157	(281,890)	23,561
Retained earnings	66,671	113,702	(75,518)	(38,184)	66,671
Treasury stock	(24,632)	-	-	-	(24,632)
Accumulated other comprehensive income	(25,731)	(23,677)	(23,167)	46,844	(25,731)
Total stockholders' equity	42,131	207,763	67,804	(275,567)	42,131
Total liabilities and stockholders' equity	$ 513,983 =======	$ 211,409 =======	$ 151,962 =======	$ (322,845) ========	$ 554,509 =======

Consolidating Income Statements (000 omitted)

	Three months ended September 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 114,670	$ -	$ 60,422	$ -	$ 175,092
Affiliated sales	9,901	-	5,921	(15,822)	-
Net sales	124,571	-	66,343	(15,822)	175,092
Cost of sales, including development and
engineering	79,259	(25)	41,731	(15,822)	105,143
Selling, service and administrative	35,317	-	19,348	-	54,665
Amortization of goodwill and related intangibles	188	-	-	-	188
Interest expense	7,120	149	420	(143)	7,546
Other (income) expense	(788)	(118)	832	143	69
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	3,475	(6)	4,012	-	7,481
Income taxes (benefits)	1,977	(100)	718	-	2,595
Income before undistributed earnings of
wholly owned subsidiaries	1,498	94	3,294	-	4,886
Undistributed earnings (losses) of wholly-owned
subsidiaries	3,388	6,912	-	(10,300)	-
Net income (loss)	$ 4,886 =====	$ 7,006 =====	$ 3,294 =====	$ (10,300) =======	$ 4,886 =====

	Three months ended September 30, 2002
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 119,842	$ -	$ 56,069	$ -	$ 175,911
Affiliated sales	11,545	-	6,372	(17,917)	-
Net sales	131,387	-	62,441	(17,917)	175,911
Cost of sales:
Product cost of sales, including development
and engineering	83,456	(73)	41,124	(17,917)	106,590
Selling, service and administrative	37,228	19	18,834	-	56,081
Amortization of goodwill and related intangibles	187	-	-	-	187
Restructuring and other:
Restructuring	1,069	-	234	-	1,303
Other	119	-	-	-	119
Interest expense	9,859	15	234	(55)	10,053
Other (income) expense	(456)	999	624	55	1,222
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(75)	(960)	1,391	-	356
Income taxes (benefits)	583	(432)	626	-	777
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(658)	(528)	765	-	(421)
Undistributed earnings (losses) of wholly-owned
subsidiaries	237	(627)	-	390	-
Net (loss) income	$ (421) =====	$ (1,155) ======	$ 765 ====	$ 390 ====	$ (421) =====

Consolidating Income Statements (000 omitted)
	Nine months ended September 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 328,312	$ -	$ 187,365	$ -	$ 515,677
Affiliated sales	31,858	-	20,265	(52,123)	-
Net sales	360,170	-	207,630	(52,123)	515,677
Cost of sales, including development and
engineering	230,299	366	131,524	(52,123)	310,066
Selling, service and administrative	109,206	-	59,424	-	168,630
Amortization of intangible assets	565	-	-	-	565
Restructuring and other:
Restructuring	9,697	-	92	-	9,789
Other	-	-	-	-	-
Interest expense	26,035	235	1,160	(339)	27,091
Other (income) expense	(707)	(1,939)	2,188	339	(119)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(14,925)	1,338	13,242	-	(345)
Income (benefits) taxes	(5,248)	464	4,594	-	(190)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(9,677)	874	8,648	-	(155)
Undistributed earnings (losses) of wholly-owned
subsidiaries	9,522	13,354	-	(22,876)	-
Net (loss) income	$ (155) =====	$ 14,228 ======	$ 8,648 =====	$ (22,876) =======	$ (155) =====

	Nine months ended September 30, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 344,346	$ -	$ 178,163	$ -	$ 522,509
Affiliated sales	26,559	-	15,417	(41,976)	-
Net sales	370,905	-	193,580	(41,976)	522,509
Cost of sales:
Product cost of sales, including development
and engineering	233,117	(95)	125,784	(41,976)	316,830
Inventory rationalization and write-down charges	672	-	-	-	672
Selling, service and administrative	113,500	26	56,355	-	169,881
Amortization of intangible assets	664	-	-	-	664
Restructuring and other:
Restructuring	5,912	-	521	-	6,433
Other	877	-	-	-	877
Interest expense	29,606	160	1,408	(876)	30,298
Other (income) expense	(371)	(255)	170	876	420
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(13,072)	164	9,342	-	(3,566)
Income (benefits) taxes	(3,651)	74	4,204	-	627
Cumulative effect of accounting change, net of taxes	34,428	(21,695)	66,291	-	79,024
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(43,849)	21,785	(61,153)	-	(83,217)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(39,368)	1,263	-	38,105	-
Net (loss) income	$ (83,217) =======	$ 23,048 ======	$ (61,153) =======	$ 38,105 ======	$ (83,217) =======

Consolidating Statements of Cash Flows (000 omitted)
	Nine months ended September 30, 2003
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$ 23,791	$ 284	$ 1,842	$ 25,917
Investing activities:
Capital expenditures	(3,038)	(285)	(2,627)	(5,950)
Payments of acquisitions and investments	(3,168)	-	-	(3,168)
Proceeds from sale of plant and equipment	13	-	41	54
Net cash used in investing activities	(6,193)	(285)	(2,586)	(9,064)
Financing activities:
Increase (reduction) in intercompany borrowings	4,548	-	(4,548)	-
Proceeds of long-term debt-
maturities greater than 90 days	39,842	-	33,187	73,029
Repayments of long-term debt-
maturities greater than 90 days	(75,029)	-	(17,127)	(92,156)
Net change in borrowings-maturities
of 90 days or less	8,360	-	-	8,360
Decrease in current portion of
long-term obligations	-	-	(10,078)	(10,078)
Contribution related to Tax Allocation
Agreement	2,537	-	-	2,537
Payments of debt issuance costs	(3,971)	-	-	(3,971)
Proceeds from the exercise of stock options	391	-	-	391
Net cash used in (provided by) financing activities	(23,322)	-	1,434	(21,888)
Effect of exchange rates on cash	-	-	(1,945)	(1,945)
Net (decrease) increase in cash & cash equivalents	(5,724)	(1)	(1,255)	(6,980)
Cash and cash equivalents at the beginning of
the year	12,747	2	5,502	18,251
Cash and cash equivalents at the end of the period	$ 7,023 =====	$ 1 ==	$ 4,247 =====	$ 11,271 ======

	Nine months ended September 30, 2002
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 18,381	$ 273	$ 17,220	$ 35,874
Investing activities:
Capital expenditures	(3,743)	(273)	(2,278)	(6,294)
Payments for acquisitions and investments	(152)	-	-	(152)
Proceeds from sale of subsidiary	470	-	-	470
Proceeds from sale of plant and equipment	68	-	371	439
Net cash used in investing activities	(3,357)	(273)	(1,907)	(5,537)
Financing activities:
Increase (reduction) in intercompany borrowings	11,123	-	(11,123)	-
Proceeds of long-term debt-
maturities greater than 90 days	150,000	-	-	150,000
Repayments of long-term debt-
maturities greater than 90 days	-	-	(510)	(510)
Net change in borrowings-maturities
of 90 days or less	(219,500)	-	(340)	(219,840)
Decrease (increase) in current portion of long-term debt	(150)		248	98
Payments of debt issuance costs	(3,246)	-	-	(3,246)
Proceeds from the exercise of stock options	1,144	-	-	1,144
Net cash used in financing activities	(60,629)	-	(11,725)	(72,354)
Effect of exchange rates on cash	-	-	(2,931)	(2,931)
Net (decrease) increase in cash & cash equivalents	(45,605)	-	657	(44,948)
Cash and cash equivalents at the beginning of the year	56,236	2	3,698	59,936
Cash and cash equivalents at the end of the period	$ 10,631 ======	$ 2 ==	$ 4,355 =====	$ 14,988 ======

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

Results of Operations - Quarter Ended September 30, 2003 compared to Quarter Ended September 30, 2002

Sales

GBC's net sales for the third quarter of 2003 of $175.1 million were roughly flat compared to the third quarter of 2002. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2003 compared to 2002. Excluding the effect of foreign exchange rates, sales decreased nearly 4% in the third quarter of 2003 compared to 2002. Net sales by business segment are summarized below (000 omitted):

	Three months ended September 30,
	2003	2002
Commercial and Consumer Group	$ 118,818	$ 119,165
Industrial and Print Finishing Group	33,853	35,033
Europe Group	22,421	21,713
Net Sales	$ 175,092 =======	$ 175,911 =======

The Commercial and Consumer Group's sales decreased $0.3 million or 0.3% for the third quarter of 2003 when compared to 2002. During the third quarter of 2003, the Group continued to be affected by lower demand for visual communication products, as well as reduced sales of lamination products compared to the prior year which included certain plan-o-gram buy-ins. Reduced sales of visual communication and lamination products were partially offset by increased sales of private label three-ring binders and paper shredders. Excluding the impact of exchange rates, the Commercial and Consumer Group's sales were down $2.1 million or 1.8%. The Industrial and Print Finishing Group continues to be affected by weakness in its US commercial films business. Soft market conditions have lead to pricing pressures which have resulted in the loss of business from certain customers. Higher sales in the group's Asian and digital print finishing businesses partially offset the revenue decline of the US commercial films business. Excluding the favorable effect of foreign exchange rates, the Industrial and Print Finishing Group's sales were down $2.7 million, or 7.7%. Sales in the Europe Group were up $0.7 million or 3.3% as a result of a stronger Euro; excluding the impact of exchange rates, sales in the Europe Group were down $1.5 million, or 7.1%. The decline was due to weak economic conditions in certain European markets.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the third quarter of 2003 increased by $0.5 million or 0.5 points compared to the prior year. Gross profit margins in the Commercial and Consumer Group were relatively flat in 2003 compared to 2002. The Industrial and Print Finishing Group experienced slightly higher gross profit margins primarily due to lower spending on research and development. In the Europe Group, gross profit margins increased due to the favorable impact of a stronger Euro, favorable manufacturing variances, and lower product costs due to sourcing initiatives.

Total selling, service and administrative expenses decreased $1.5 million or 2.7% in the third quarter of 2003 compared to 2002, primarily due to lower levels of administrative and discretionary spending in the Commercial and Consumer Group, along with reduced incentive compensation. Before the impact of foreign exchange rates, expenses declined $3.4 million or 6.0%. Selling, service and administrative expenses as a percentage of sales decreased to 31.2% in the third quarter of 2003 from 31.9% in 2002.

Segment Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Three months ended September 30,
	2003	2002
Commercial and Consumer Group	$ 16,417	$ 14,442
Industrial and Print Finishing Group	4,495	4,363
Europe Group	185	(363)
Unallocated corporate items	(6,001)	(5,389)
Total	$15,096 =====	$13,053 =====

Segment operating income for the third quarter of 2003 increased $2.1 million or 15.7%, compared to 2002. Favorable foreign exchange rates accounted for approximately $0.5 million of the income improvement. Despite lower sales, operating income increased $2.0 million in the Commercial and Consumer Group due to reduced spending on administrative and other discretionary items. Operating income for the Industrial and Print Finishing Group was relatively flat as higher gross profit margins and decreased spending offset the lower level of sales. The Europe Group's operating income was up $0.5 million, due primarily to higher gross profit margins, as a result of sourcing initiatives and favorable exchange rates, and reduced operating expenses. Corporate expenses were higher in 2003 primarily due to increased medical and insurance costs.

Restructuring and Other

During the third quarter of 2002, GBC recorded a $1.3 million pre-tax restructuring charge primarily related to costs associated with the creation of the Commercial and Consumer Group, the rationalization of a manufacturing facility in Amelia, Virginia and the closure of a manufacturing facility in Buffalo Grove, Illinois.

Interest Expense

Interest expense in the quarter totaled $7.5 million compared to $10.1 million in the prior year. The decrease was due to lower interest rates on the Company's borrowings as a result of the refinancings completed in the second quarter of 2003, as well as lower average debt levels during the third quarter of 2003 compared to 2002.

Other (Income) Expense

Other expense totaled $0.1 million in the third quarter of 2003 compared to $1.2 million in 2002. Included in other expense in 2002 was a non-cash loss of $1.1 million on the disposition of GBC's investment in an Indian joint venture.

Income Taxes

GBC's effective income tax rate for the third quarter of 2003 was approximately 35%. In 2002, the Company realized income tax expense of $0.8 million on pre-tax income of $0.4 million, resulting in an effective tax rate of 218%. The 2002 provision was impacted by the mix of earnings and losses in GBC's international subsidiaries, as well as by restructuring and other charges.

Net Income (Loss)

Net income was $4.9 million for the third quarter of 2003, compared to a net loss of $0.4 million for the third quarter of 2002. The $5.3 million increase in third quarter net income was primarily due to: a) the $2.5 million decrease in interest expense; b) a $1.4 million reduction in selling, service and administrative expenses; c) no restructuring and other expenses in 2003 compared to $1.4 million in 2002; and d) an additional $1.1 million in other expenses in 2002 related to a non-cash loss on an Indian joint venture investment.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Sales

GBC's net sales for the first nine months of 2003 decreased 1.3% to $515.7 million compared to 2002. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2003 compared to 2002. Excluding the effect of foreign exchange rates, sales decreased approximately 5% in the first nine months of 2003 compared to 2002. Net sales by business segment are summarized below (000 omitted):

	Nine months ended September 30,
	2003	2002
Commercial and Consumer Group	$ 339,855	$ 347,415
Industrial and Print Finishing Group	102,091	104,507
Europe Group	73,731	70,587
Net Sales	$515,677 ======	$522,509 ======

The Commercial and Consumer Group's sales decreased $7.6 million or 2.2% for the first nine months of 2003 when compared to 2002, primarily due to lower demand for visual communications products, which was partially offset by increased sales of private label three-ring binders. Sales for the Industrial and Print Finishing Group decreased $2.4 million or 2.3%, as a decrease in U.S. commercial film sales was only partially offset by an increase in sales in Europe. The U.S. commercial films business has been affected by pricing pressures which have resulted in the loss of business from certain customers. Additionally, the business continues to be affected by weak market conditions. Excluding the favorable impact of foreign exchange rates, sales decreased $8.3 million, or 7.9%, for the Industrial and Print Finishing Group. Sales in the Europe Group increased by $3.1 million; excluding the impact of foreign exchange, sales in the Europe Group declined by $7.5 million or 10.7%. The decline was due to planned customer rationalizations, weak economic conditions in certain European markets, and the timing of new product introductions.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the first nine months of 2003 increased by 0.7 points to 39.9% compared to the first nine months of 2002. Gross profit margins in the Commercial and Consumer Group were down due to an unfavorable product mix and unfavorable manufacturing volumes. The Industrial Print Finishing and Europe Groups realized higher gross profit margins which offset the Commercial and Consumer Group decline. Europe's gross profit margin increased due to favorable foreign exchange and manufacturing variances, along with lower product costs due to sourcing initiatives. The Industrial Print and

Finishing Group achieved higher gross profit margins as a result of reduced spending on research and development.

Total selling, service and administrative expenses in the first nine months of 2003 decreased $1.3 million compared to 2002 due to lower administrative and discretionary spending and reduced incentive compensation expenses. Due to the lower sales volumes, selling, service and administrative expenses as a percentage of sales increased slightly to 32.7% in the first nine months of 2003 from 32.5% in 2002.

Segment Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Nine months ended September 30,
	2003	2002
Commercial and Consumer Group	$ 39,321	$ 42,467
Industrial and Print Finishing Group	13,460	13,816
Europe Group	2,679	(183)
Unallocated corporate items	(19,044)	(20,966)
Total	$36,416 =====	$35,134 =====

Segment operating income for the first nine months of 2003 increased 3.6% or $1.3 million compared to 2002. Operating income in the Commercial and Consumer Group decreased by $3.1 million, or 7.4%, in the first nine months of 2003 primarily due to the lower level of sales and reduced gross profit margin, which was partially offset by lower expenses. The Industrial and Print Finishing Group's operating income decreased 2.6% or $0.4 million due to the lower sales volume. The Europe Group's operating income increased $2.9 million due to improved gross profit margins and lower operating expenses. Unallocated corporate items decreased $1.9 million primarily due to reduced information systems costs, including depreciation.

Inventory Rationalization

During 2002, GBC recorded inventory charges of approximately $0.7 million primarily related to the Commercial and Consumer Group. This charge relates to GBC's product line rationalization and reflects an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001.

Restructuring and Other

In 2003, GBC recorded pre-tax restructuring charges totaling $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Approximately 365 employees will be affected as a result of these actions. In addition, in the first quarter of 2003, GBC recorded a pre-tax restructuring charge of $1.4 million related to the subleasing of a manufacturing facility as part of a previously-announced rationalization.

During the first nine months of 2002, GBC recorded a pre-tax restructuring charge of $6.4 million for restructuring expenses related to the closure of the Buffalo Grove, Illinois plant, the downsizing of a facility in Amelia, Virginia, costs associated with the creation of the Commercial and Consumer Group and charges related to reorganization of certain Corporate support functions.

In the first nine months of 2002, GBC recorded $0.9 million in other expenses primarily related to costs associated with the transition of production from the closed/down-sized facilities to other GBC facilities.

Interest Expense

Interest expense decreased by $3.2 million to $27.1 million in the first nine months of 2003 compared to 2002 due to reduced debt levels and a lower average interest rate. Included in interest expense in 2003 was $1.1 million related to the loss on the extinguishment of the Company's previous credit facility which was refinanced in June 2003.

Other (Income) Expense

Other income totaled $0.1 million in the first nine months of 2003 compared to $0.4 million of other expense in 2002. In 2002, GBC recorded non-cash losses of $1.1 million on the sale of a previously closed facility in Mexico and $1.1 million on the disposal of GBC's investment in an Indian joint venture. The losses were offset by net interest income of $0.9 million received in connection with the settlement of a U.S. Federal income tax refund claim, as well as currency gains recognized in 2002 primarily related to the translation of liabilities denominated in other than functional currencies.

Income Taxes

GBC recorded an income tax benefit of $0.2 million in the first nine months of 2003 on pre-tax loss of $0.3 million.

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

Cumulative Effect of Accounting Change

Effective January 1, 2002, GBC implemented SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million, net of tax), primarily related to the impairment of goodwill in the Commercial and Consumer Group.

Net Loss

GBC realized a net loss of $0.2 million for the first nine months of 2003 compared to a net loss of $83.2 million for the first nine months of 2002. The net loss in 2003 was impacted by restructuring charges of $9.8 million and the loss on extinguishment of debt of $1.1 million. In 2002, the net loss was impacted by the Cumulative Effect of Accounting Change of $79.0 million, net of taxes, along with $8.0 million restructuring and other costs.

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

During the second quarter of 2003, GBC entered into three new financing agreements. On June 26, 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). The new $197.5 million Primary Facility includes a $72.5 million multicurrency revolving credit line and a $125 million term loan. The maturity date on the Primary Facility is January 15, 2008, and it provides for significantly lower interest rate spreads than the previous senior credit facility (the "Previous Primary Facility"). As of September 30, 2003, outstandings under the Primary Facility included $125 million for the term loan and no borrowings and $13.6 million of letters of credit under the revolving credit line. Concurrent with the completion of the Primary Facility, GBC entered into a mortgage financing arrangement under which its real estate holdings in Northbrook and Skokie, Illinois and its real estate and equipment in Addison, Illinois are pledged as collateral ("Mortgage Financing"). The $14.8 million proceeds from the Mortgage Financing was also used to repay a portion of the Previous Primary Facility. As of September 30, 2003, the outstanding balance on the Mortgage Financing was $14.4 million. In April 2003, GBC entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008. The majority of $16.8 million that had been borrowed under the Netherlands Facility was used to repay a portion of the Previous Primary Facility. As of September 30, 2003, borrowings under the Netherlands Facility were $14.8 million.

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

Fixed Charge Coverage Ratio:

The fixed charge coverage ratio is consolidated trailing four quarter EBITDA (as defined under the Primary Facility) less consolidated capital expenditures, divided by consolidated fixed charges (as defined under the Primary Facility). As of the end of each quarter through the fourth quarter of 2005, GBC must maintain a ratio in excess of 1.10 to 1 and must maintain a ratio in excess of 1.15 to 1 for each quarter thereafter.

Consolidated Net Worth:

GBC must maintain consolidated net worth (as defined under the Primary Facility) of $37.0 million plus the sum of 50% of consolidated net income of each quarterly period subsequent to June 30, 2003.

Primary Facility - Term Loan Amortization and Maturity

Principal payments on the term loan are due quarterly beginning with the fourth quarter of 2003. The required quarterly payments are as follows:

Q-4 2003 - Q-3 2004	$2.5 million
Q-4 2004 - Q-3 2005	3.0 million
Q-4 2005 - Q-3 2007	3.5 million

The remaining balance of the term loan is due on the maturity date of the Primary Facility of January 15, 2008.

Primary Facility - Financial Covenants

As of and for the period ended September 30, 2003, GBC was in compliance with all covenants under the Primary Facility.

Based upon its current financial forecast, the Company expects to remain in compliance with the covenants under the Primary Facility. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions, no significant increases in competitive pressure, and that certain objectives of the Operational Excellence Program will be achieved. If these assumptions are not met, it is possible that the Company will fail one or more of its covenants. In that situation, if GBC were unable to obtain an amendment to the Facility or a waiver in the event of a major covenant violation, the Company's liquidity would be adversely impacted to a significant degree.

Cash Flows

Cash provided by operating activities was $25.9 million for the first nine months of 2003, compared to $35.9 million for the same period in 2002. Significant factors impacting the change in cash flow from operations include: a) the net change in cash taxes paid (recovered), as 2002 included an income tax refund of approximately $7.5 million; b) a reduction in accounts payable in 2003 due to changes in payment terms with certain suppliers; and c) improved collection of customer receivables in 2003 compared to 2002.

Net cash used in investing activities was $9.1 million during 2003, compared to $5.5 million in 2002. In 2003, GBC invested $3.2 million in a joint venture arrangement for the Industrial and Print Finishing Group.

Net cash used in financing activities was $21.9 million during 2003, compared to $72.4 million during 2002. In order to ensure adequate liquidity while the amendment of the previous Revolving Credit Facility was being negotiated, GBC maintained higher than normal short-term investments through additional borrowings at December 31, 2001. After the Credit Facility extension was completed in January 2002, GBC used the excess cash and investment balances to repay approximately $52.8 million of borrowings under the Facility.

GBC has been restricted from paying dividends since the 1999 amendment and restatement of the Facility, and therefore no dividends were paid during either 2003 or 2002.

As discussed in note 1 to GBC's consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K, GBC is included in the consolidated US Federal Income tax return and certain US State Income tax returns of its majority shareholder, Lane Industries, Inc. The Internal Revenue Service has an open examination of Lane Industries, Inc. and subsidiaries for the years 1999 through 2002. Additionally, there are ongoing audits in the US and several international jurisdictions. In the opinion of management, GBC has made adequate tax provisions for all years subject to examination, and currently has adequate liquidity available to settle any known claims.

New Accounting Standards

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No.146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. GBC's adoption of SFAS No.146 has not had a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others" (FIN No. 45). The initial recognition and measurement provisions of this interpretation, which require a guarantor to recognize a liability at the inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified after January 1, 2003. GBC's adoption of FIN No. 45 has not had a material impact on GBC's consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, there were no changes with regard to market risk since December 31, 2002 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2002, refer to pages 22-24 in GBC's Annual Report on Form 10-K.

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

(a)    Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1 - Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2 - Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Registrant's Press Release dated October 22, 2003 furnished to the SEC setting forth third quarter 2003 earnings.

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

November 13, 2003

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

Date: November 13, 2003
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

Date: November 13, 2003
/s/ Don Civgin
Don Civgin Senior Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

As adopted pursuant to

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of General Binding Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 13, 2003, (the "Report"), I, Dennis J. Martin, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Dennis J. Martin
Dennis J. Martin
Chairman, President and Chief Executive Officer

November 13, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
As adopted pursuant to
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of General Binding Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 13, 2003, (the "Report"), I, Don Civgin, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Don Civgin
Don Civgin
Senior Vice President and Chief Financial Officer

November 13, 2003