Form 10-K
period 2003-12-31
GENERAL BINDING CORP
filed 2004-03-15
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Yes X    No___

As of June 30, 2003, GBC's most recently completed second fiscal quarter, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $72,735,850. (Estimated solely for the purpose of determining whether the Registrant is an accelerated filer).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	February 27, 2004
Common Stock, $0.125 par value	13,738,201
Class B Common Stock, $0.125 par value	2,398,275
Documents Incorporated by Reference	Where Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2004	Parts III

General Binding Corporation and Subsidiaries
Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K
Table of Contents

Part I.

Item 1. Business

Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. General Binding Corporation ("GBC" or the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

Factors which could have a material adverse effect on operations and could affect management's outlook or future prospects of the Company and its subsidiaries include, but are not limited to: a) competition within the office products, document finishing and film lamination markets; b) the effects of economic and political conditions; c) the issues associated with the restructuring of certain of GBC's operations; d) the ability of GBC's distributors to successfully market and sell GBC's products; e) the ability of GBC to obtain capital to finance anticipated operating and capital requirements; f) the availability and price of raw materials; g) dependence on certain suppliers of manufactured products; h) the effect of consolidation in the office products industry; and i) other factors indicated in GBC's registration statements and reports filed with the SEC.

General Development and Description of Business and Segment Information

GBC, incorporated in 1947, and its subsidiaries are engaged in the design, manufacture and distribution of branded office equipment, related supplies and laminating equipment and films. Between 1995 and 1998, GBC grew rapidly through a series of acquisitions. While the acquired entities contributed a significant amount of revenue to GBC, they also added significant new infrastructure and high debt levels. Further, integration of the acquisitions proved more difficult than management expected. Recognizing these issues, in 1999, the Company began implementation of a multi-phase process with the goal of returning GBC to long-term profitability. The first phase of the program included rationalization of SKU's and facilities, as well as headcount reductions. In 2000, GBC's operating results improved, and its debt levels were reduced. While the overall economic environment had a negative impact on the Company's results in 2001, GBC management continued to move forward with Phase II of the profit improvement program. In the fourth quarter of 2001, after a comprehensive six-month operational review, the Company launched its "Operational Excellence Program." This program is based upon a continuous improvement process which uses the "80/20 principles" of simplification, segmentation and intense focus. The goals of this program include: a) focusing on greater profitability and long-term revenue growth; b) streamlining and improving worldwide infrastructure; and c) generating cash to increase financial flexibility. The program has produced positive results in 2002 and 2003 and is expected to continue with further operational and financial improvements in 2004, although there can be no assurance that such improvement will continue and to what extent. The savings from this program have helped to offset the effect of a challenging sales environment, fund investments related to new sales, marketing and product development initiatives, and reduce the Company's debt levels.

In 2003, GBC modified its segment reporting to reflect the Company's organizational changes. The changes primarily consisted of combining three of GBC's four business units into the following two new groups - Commercial and Consumer Group ("CCG") and Industrial and Print Finishing Group ("IPFG"). The CCG was created through the combination of the former Document Finishing and Office Products Groups and is responsible for marketing the Company's binding, laminating, visual display (writing boards, bulletin boards, easels, etc.), and other products for use by consumers and commercial customers. The IPFG, which is comprised of the former Films Group and what was the Automated Products division of the Document Finishing Group, targets "print-for-pay" and other finishing customers who use GBC's professional grade finishing equipment and supplies.

The Commercial and Consumer Group's major products include binding, punching and laminating equipment and related supplies, visual communications products (writing boards, bulletin boards, easels, etc.), document shredders, custom binders and folders, and desktop accessories, as well as maintenance and repair services for these products. The Industrial and Print Finishing Group's primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, and large-format digital print laminators. The Europe Group distributes the Commercial and Consumer Groups' products to customers in Europe. The Company's products are either manufactured in one of GBC's 14 plants located throughout the world or sourced from third parties. GBC products and services are sold directly through the Company's sales force, telemarketing personnel and internet portals, and indirectly through a network of distributors, office product superstores, wholesalers, contract/commercial stationers and other retail dealers.

The following table summarizes the percentage of revenue derived from the sale of office equipment and supplies and service for the last three fiscal years:

	2003	2002	2001
Office equipment	44%	45%	44%
Related supplies and service	56%	55%	56%

Financial information by business group and geographical area is included in note 13 to the consolidated financial statements.

Competition

GBC's products and services are sold in highly competitive markets. The Company believes that the principal points of competition in its markets are product and service quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness and completeness of delivery and quality of post-sale support. Competitive conditions often require GBC to match or better competitors' prices to retain business or market share. The Company believes that it can maintain and/or improve its competitive position through continued

investment in manufacturing, quality standards, marketing and customer service and support.  However, there can be no assurance that GBC will have sufficient resources to continue to make such investments or that it will be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of GBC's products and services. Certain of GBC's current and potential competitors may have greater financial, marketing and research and development resources than GBC.

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

Fluctuations in Raw Material Prices

The primary materials used in the manufacturing of many of GBC's products are polyester and polypropylene substrates, wood and aluminum. These materials are available from a number of suppliers, and GBC is not dependent upon any single supplier for any of these materials. In general, GBC's gross profit may be affected from time to time by fluctuations in the prices of these materials because competitive markets for GBC's products make it difficult to pass through raw material price increases to customers. Based on its experience, GBC believes that adequate quantities of these materials will be available in adequate supplies in the foreseeable future. However, there can be no assurance that such materials will continue to be available in adequate supply in the future or that shortages in supply will not result in price increases that could have a material adverse effect on GBC's financial position or results of operations.

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

Dependence on Certain Manufacturing Sources

GBC relies on GMP Co. Ltd. ("GMP"), in which the Company holds an equity interest of approximately 20%, as its sole supplier of many of the laminating machines it distributes. GBC has a long-term supply agreement with GMP. However, there can be no assurance that GMP will be able to perform any or all of its obligations to the Company. GMP's equipment manufacturing facility is located in the Republic of Korea, and its ability to fulfill GBC's requirements for laminating machines could be affected by Korean and other regional and worldwide economic, political and governmental conditions. Additionally, GMP has a highly leveraged capital structure and its ability to continue to obtain financing is required to ensure the orderly continuation of its operations. See the "Restructuring and Other" and the "GMP

Relationship " sections of Item 7, "Management Discussion and Analysis of Financial Condition and Results of  Operations" for further discussion of GBC's investment in and relationship with GMP. Although GBC believes alternative suppliers could be found, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that are likely to result in a disruption of supply. There can be no assurance that GBC would be able to find an alternative supplier or suppliers on a timely basis or on favorable terms. Any material disruption in GBC's ability to deliver orders for laminating machines on a timely basis could have a material adverse effect on GBC's reputation with customers and its financial position or results of operations.

Risks Associated with International Operations

GBC has significant operations outside the United States. Approximately 38% of GBC's 2003 revenues were from international sales. GBC's international operations may be significantly affected by economic, political and governmental conditions in the countries where GBC sources products or has manufacturing facilities or where its products and services are sold. In addition, changes in economic or political conditions in any of the countries in which GBC operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of GBC or expropriation of the Company's assets. GBC's operations and financial position may also be adversely affected by significant fluctuations in the value of the US dollar relative to international currencies. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", GBC's international operations benefited from a weaker U.S. dollar in 2003 compared to 2002. A strengthening of the U.S. dollar in 2004 compared to 2003 levels would have a negative impact on the Company's results.

Patents and Trademarks

Many of the equipment and supply products manufactured and/or sold by GBC and certain application methods related to such products are covered by United States and foreign patents either owned by GBC or licensed from others. Although the patents owned or licensed by GBC are important to its business, the loss of any or all such patents would not have a significant effect on GBC's business.

The Company has registered the GBC, Quartet, Ibico, Shredmaster, VeloBind and Bates trademarks in the United States and numerous foreign countries and considers those trademarks material to its business. GBC has also registered numerous other important trademarks related to specific products in the United States and many foreign countries; however, GBC does not consider its business dependent on any of those trademarks.

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

Employees

As of December 31, 2003, GBC employed approximately 3,800 people worldwide. Employee relations are considered to be excellent.

Available Information

The Company's internet website address is www.gbc.com. Through the investor relations section of the website, GBC makes available its Annual, Quarterly and Current Reports (Forms 10-K, 10-Q, and 8-K) in addition to reports on Forms 3, 4 and 5 filed by its executive officers and directors, free of charge shortly after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

Major manufacturing and distribution is conducted at the following locations with the principal business group user indicated by footnote:

		Approximate Area in Thousand Sq. Ft.
Location		Manufacturing	Distribution	Ownership
Booneville, Mississippi (1)	Manufacturing/Distribution	415	442	Owned/Leased
Nuevo Laredo, Mexico (1)	Manufacturing	230	-	Leased
Addison, Illinois (2)	Manufacturing/Distribution	95	15	Owned/Leased
Hanover Park, Illinois (1),(2)	Distribution	-	105	Leased
Pleasant Prairie, Wisconsin (1)	Manufacturing	100	-	Leased
Kerkrade, Netherlands (2)	Manufacturing/Distribution	39	42	Owned
Lincolnshire, Illinois (1)	Manufacturing	71	-	Leased
Arcos de Valdevez, Portugal (1),(3)	Manufacturing	68	-	Owned
Born, Netherlands (3)	Distribution	-	67	Leased
Basingstoke, England (3)	Distribution	-	65	Leased
Tornaco, Italy (2) (3)	Distribution	-	64	Leased
Concord, Canada (1)	Distribution	-	58	Leased
Pleasant Prairie, Wisconsin (1)	Manufacturing	56	-	Leased
Tlalnepantla, Mexico (1)	Distribution	-	43	Leased
Don Mills, Ontario, Canada (1)	Manufacturing/Distribution	15	25	Leased
Madison, Wisconsin (2)	Manufacturing	36	-	Leased
Hagerstown, Maryland (2)	Manufacturing	33	-	Owned
Asan, Korea (2)	Manufacturing	33	-	Owned
Dublin, Ireland (3)	Manufacturing	26	-	Leased
Regents Park, Australia (1)	Distribution	-	24	Leased
Crescent, Singapore (1)	Distribution	-	16	Leased

(1) Commercial Consumer Group, (2) Industrial and Print Finishing Group, (3) Europe Group

Item 3. Legal Proceedings

In the normal course of business, from time to time there may be various actions pending against the Company or its subsidiaries, but in the opinion of management, these actions are unlikely, individually or in the aggregate, to have a material adverse effect on the Company's financial statements.

GBC is not a party to any material pending legal proceedings, and neither GBC nor any of its officers or directors are aware of any material contemplated proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Principal Market and Price Range

The Company's Common Stock, $0.125 par value share, trades on the Nasdaq National Market under the symbol "GBND." The following table shows high, low and closing prices for GBC's Common Stock, $0.125 par value, as quoted on the Nasdaq National Market for the calendar quarters indicated below:

	Share Prices
	2003			2002
	High	Low	Close	High	Low	Close
First quarter	$12.83	$7.90	$7.90	$14.66	$11.86	$14.66
Second quarter	12.50	7.60	11.95	20.00	14.85	16.73
Third quarter	14.83	9.25	10.40	19.65	14.50	15.85
Fourth quarter	18.68	11.24	18.00	15.40	8.48	8.48

Approximate Number of Equity Security Holders:

Title of Class	Number of Shareholders of Record as of February 27, 2004
Common Stock, $0.125 par value	624
Class B Common Stock, $0.125 par value	1

*     Per the latest report from the Transfer Agent. Each security dealer holding shares in a street name for one or more individuals is counted as only one shareholder of record.

Dividends

The Company paid no cash dividends on its Common Stock in 2003, 2002 and 2001 and does not anticipate paying any cash dividend in the near future. The Company is limited by existing covenants in the Company's Primary Credit Facility (as defined in the "Liquidity and Capital Resources" section of Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" of this report), with regard to paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of any dividends in the future, and their amounts will be determined by GBC's Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition, working capital and capital expenditure requirements and other factors.

Item 6. Selected Financial Data

(000 omitted except per share and ratio data):

	2003	2002	2001	2000	1999
Net sales	$697,908	$701,728	$711,943	$824,581	$835,550
Net income (loss) before cumulative effect of accounting change (1)	(3,262)	(986)	(19,471)	2,433	(56,676)
Net (loss) income (1)	(3,262)	(80,010)	(19,471)	2,433	(56,676)
Net (loss) income per common share
basic and diluted (2)	$(0.20)	$(5.04)	$(1.24)	$0.15	$(3.60)
Cash dividends declared per common share (2)	-	-	-	-	0.30
Capital expenditures	8,468	9,010	14,897	19,609	22,823
Current assets	258,113	266,793	305,052	320,625	359,033
Current liabilities	156,367	163,692	139,729	161,300	168,727
Working capital	101,746	103,101	165,323	159,325	190,306
Current ratio	1.7	1.6	2.2	2.0	2.1
Total assets	$530,583	$554,509	$719,170	$761,308	$822,492
Long-term debt	282,019	314,766	410,668	397,005	454,459
Stockholders' equity	54,209	42,131	123,855	147,679	149,611

(1)In 2002, GBC adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The cumulative effect of accounting change related to the adoption of SFAS No. 142 was $79.0 million, net of taxes.
(2)Amounts represent per share amounts for both Common Stock and Class B Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following section highlights significant factors impacting GBC's operations and financial condition. The following discussion should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data".

GBC is engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and films. As described in more detail in "Item 1. Business," in 2003, GBC implemented organizational changes and created two business groups - Commercial and Consumer Group ("CCG") and Industrial and Print Finishing Group ("IPFG"). CCG, created through the combination of the former Document Finishing and Office Products Groups, focuses on marketing strategies for "consumer-ready" products that leverage GBC's leadership among customers of its binding, laminating and information-display products in the work, school and home environments. IPFG, created through the combination of the former Films Group and the Automated Products Division of the Document Finishing Group, targets print-for-pay and other finishing customers who use GBC's professional-grade finishing equipment and supplies as part of their mass production of sophisticated, professional applications.

The Groups' revenues are primarily derived from:

Commercial and Consumer Group
Products	Customers/Channels
Binding, punching and laminating equipment	Indirect (approximately 69%)
Binding, punching and laminating supplies	Direct (approximately 31%)
Visual communications products
Document shredders
Custom binders and folders
Desktop accessories
Related maintenance and repair services
Industrial and Print Finishing Group
Products	Customers/Channels
Thermal and pressure sensitive-laminating films	Primarily direct
Mid-range and commercial high-speed laminators
Large-format digital print laminators
Europe Group
Products	Customers/Channels
The Europe Group primarily distributes the Commercial and Consumer Groups' products to customers in Europe.	Indirect (approximately 80%)

CCG's products are sold through both indirect channels (resellers, including office product superstores, contract/commercial stationers, wholesalers, mail order companies, mass markets and other dealers) and direct channels (salespersons, telemarketers, internet portals, etc.). This group's products and services are sold to customers, which include the home and office markets, commercial reprographic centers, educational and training markets, and governmental agencies throughout North and South America and the Asia/Pacific region. IPFG's products and services are sold worldwide through direct and dealer channels primarily to commercial reprographic centers and commercial printers. The Europe Group distributes many of CCG's products to customers in Europe.

The Company's results are dependent upon sales of CCG and IPFG products, which are susceptible to changes in economic conditions, customer and industry consolidation, reseller business strategy (e.g., private label vs. branded products) and other factors which are difficult to predict. During periods of deteriorating economic conditions, GBC may be increasingly affected by competitive pricing pressures and decreased customer demand. During 2003, sales in GBC's CCG continued to be negatively affected by reduced corporate spending for products that are capital in nature (e.g., visual communication and binding and laminating machines). IPFG experienced pricing pressures for commercial laminating films due to industry overcapacity, along with a continuing trend of contraction in the publishing industry, which reduced demand for these products. While worldwide economic conditions may improve in 2004, GBC believes that factors impacting its business will continue to be challenging. To offset its challenging business environment, the Company has continued to identify and work to achieve cost reductions and operating efficiencies through its Operational Excellence Program, as described in more detail in Item 1 "Business", and to introduce new products to market.

Fluctuations in foreign currency exchange rates also have a significant impact on GBC's results, as a significant portion of GBC's revenues and operations are located outside the U.S. In 2003, due to the impact of foreign currency translation, the weakened U.S. dollar helped to offset reduced sales for GBC's business groups. This trend may continue in 2004; however, GBC would expect that a strengthening of the U.S. dollar would have an opposite and negative impact on the Company's results.

Financial Results - 2003 Compared to 2002

Sales

GBC's net sales for the year ended December 31, 2003 decreased 0.5% to $697.9 million compared to $701.7 million in 2002. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2003 compared to 2002. The effect of foreign exchange rates benefited sales by approximately 4.0% in 2003. Net sales by business segment are summarized below (000 omitted):

	Twelve months ended December 31,
	2003	2002
Commercial and Consumer Group	$ 460,243	$ 467,543
Industrial and Print Finishing Group	137,064	138,299
Europe Group	100,601	95,886
Net Sales	$697,908 ======	$701,728 ======

The Commercial and Consumer Group's sales decreased $7.3 million (or 1.6%) in 2003 when compared to 2002. Lower demand for the Group's visual communication products and binding and laminating machines was partially offset by increased sales of private label three-ring binders and paper shredders. Sales for the Industrial and Print Finishing Group decreased $1.2 million or 0.9%. The impact of favorable exchange rates benefited the Group's sales by approximately 6.0%. A decrease in sales in the U.S. commercial film business, which has been affected by pricing pressures and lower purchasing levels by certain of the Group's customers, was the primary reason for the sales decrease. In addition, the Group's U.S. commercial film business continues to be affected by weak market conditions. Sales in the Europe Group increased by $4.7 million. The impact of foreign exchange benefited sales in the Europe Group by approximately 15.0%. The Group's sales in local currencies declined due to a competitive, currency-related pricing environment, weak economic conditions in certain European markets, and the timing of new product introductions.

Gross Margins, Costs and Expenses

GBC's gross profit margin in 2003 increased by 0.3 points to 39.9% compared to 2002. Gross profit margins in the Commercial and Consumer Group were down due to an unfavorable product mix (higher sales of private label three-ring binders and lower sales of visual communication products and binding and laminating machines) and increased rebate and allowance programs. The Industrial and Print Finishing Group gross profit margins were up slightly due to reduced spending on research and development. The Europe Group's gross profit margin increased significantly due to favorable foreign exchange, increased manufacturing volumes, along with lower product costs due to sourcing initiatives.

Total selling, service and administrative expenses in 2003 decreased $3.8 million compared to 2002, primarily due to lower spending by the Commercial and Consumer Group, coupled with lower corporate expenses. Efficiencies achieved in connection with the creation of the Commercial and Consumer Group resulted in reduced expenditures on certain administrative functions. Additionally, the Group benefited from increased equity earnings from its joint venture in Australia. Corporate expenses were down in 2003 primarily as a result of reduced spending on information systems. These savings were partially offset by the recognition of GBC's share of the operating loss of GMP Co., Ltd. (see the "Restructuring and Other" and "GMP Relationship" sections of this "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding GBC's investment in GMP). Selling, service and administrative expenses as a percentage of sales decreased slightly to 31.9% in 2003 from 32.3% in 2002.

Segment Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Twelve months ended December 31,
	2003	2002
Commercial and Consumer Group	$ 56,573	$ 58,510
Industrial and Print Finishing Group	17,204	18,301
Europe Group	6,085	1,359
Unallocated corporate items	(25,149)	(26,823)
Total	$54,713 ======	$51,347 ======

Segment operating income for 2003 increased 6.6% or $3.4 million compared to 2002. Operating income in the Commercial and Consumer Group decreased by $1.9 million, or 3.3%, in 2003 primarily due to the lower level of sales and reduced gross profit margin, which was partially offset by lower expenses. The Industrial and Print Finishing Group's operating income decreased 6.0% or $1.1 million due to the lower sales volume and higher selling, service and administrative expenses. The Europe Group's operating income increased $4.7 million due primarily to improved gross profit margins. Unallocated corporate items decreased $1.7 million primarily due to reduced information systems costs.

Inventory Rationalization

During 2002, GBC recorded inventory charges of approximately $1.0 million primarily related to the Commercial and Consumer Group. This charge relates to GBC's product line rationalization and reflects an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001.

Restructuring and Other

Beginning in 2001, GBC launched its Operational Excellence Program, an on-going effort to improve the Company's financial performance and flexibility. Initiatives undertaken in connection with this program have resulted in restructuring and other expenses in both 2003 and 2002.

Pre-tax restructuring charges in 2003 totaled $11.1 million, related to the following projects: a) relocating the manufacturing of labor intensive visual communication products from the Company's facility in Booneville, Mississippi to Nuevo Laredo, Mexico; b) closing a manufacturing plant in Amelia, Virginia and consolidating production in the Company's plant in Lincolnshire, Illinois; c) company-wide workforce reduction programs; and d) subleasing a manufacturing facility as part of a previously announced restructuring.

The restructuring charges associated with the 2003 projects consist of the following (in millions):
Project	Severance	Asset Impairments and Other Exit Costs	Lease Cost	Total
Relocating manufacturing from Booneville to Nuevo Laredo	$2.6	$4.5	-	$ 7.1
Plant closure - Amelia, Virginia	0.2	-	-	0.2
Reduction-in-force programs	2.4	-	-	2.4
Sublease manufacturing facility	-	-	1.4	1.4
	$5.2 ===	$4.5 ===	$1.4 ===	$11.1 ====

The relocation of manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico began in July 2003, and is expected to be completed by the end of the second quarter of 2004. The closing of the Amelia, Virginia plant commenced in the first quarter of 2004 and is expected to be completed by the end of second quarter of 2004. Initiatives related to work force reductions were implemented during the second half of 2003.

During 2002, GBC recorded pre-tax restructuring charges of $8.0 million for expenses related the following projects: a) closing the Company's facility in Buffalo Grove, Illinois and transferring the manufacturing and administrative functions to other GBC locations; b) downsizing a binder manufacturing facility in Amelia, Virginia; c) severance costs associated with the creation of the Commercial Consumer Group; and d) charges related to the reorganization of certain corporate and other support functions.

The restructuring charges associated with the 2002 projects consist of the following (in millions):

Project	Severance	Asset Impairments and Other Exit Costs	Lease Cost	Total
Buffalo Grove facility closure	$0.7	$1.6	$0.8	$ 3.1
Downsizing of Amelia facility	0.8	0.3	-	1.1
Commercial and Consumer Group	1.6	0.2	-	1.8
Reduction in support functions	2.0	-	-	2.0
	$5.1 ===	$2.1 ===	$0.8 ===	$8.0 ===

The transition of manufacturing operations from the Buffalo Grove facility was completed in 2002; administrative and support personnel previously located in the Buffalo Grove facility were transferred to other GBC locations by early 2003. Actions associated with the Amelia facility and other reductions in force were completed in 2002.

The Company has an investment in GMP Co., Ltd. of approximately 20%, and accounts for its investment under the equity method of accounting. In the fourth quarter of 2003, GBC recognized its share (approximating $1.2 million) of GMP's fourth quarter 2003 loss. As a result of GMP's poor financial performance and other business factors, GBC evaluated whether its investment in GMP was impaired. The GMP investment was valued based upon the traded value of GMP shares on the KOSDAQ exchange (Korean over-the-counter market) and projections of cash flow, earnings and sales developed by GMP management. Based upon the analysis performed, and GBC's determination that the decline in value of its investment in GMP was other than temporary, an impairment charge of $4.7 million was recognized.

During 2002, GBC incurred $1.1 million in other expenses primarily related to costs associated with the transition of production from the closed and down-sized facilities to other GBC facilities.

Interest Expense

Interest expense decreased by $5.5 million to $34.4 million in 2003 compared to 2002 due to reduced debt levels and lower average interest rates. Included in interest expense in 2003 was $1.1 million related to the loss on the extinguishment of the Company's previous credit facility which was refinanced in June 2003.

Other (Income) Expense

Other expense was approximately $0.2 million in both 2003 and 2002. In 2002, other expense included non-cash losses of $1.1 million on the sale of a previously closed facility in Mexico and $1.1 million on the disposal of GBC's investment in an Indian joint venture. These non-cash losses were offset by net interest income of $0.9 million received in connection with the settlement of a U.S. Federal income tax refund claim, as well as currency gains which primarily related to the translation of liabilities denominated in other than functional currencies.

Income Taxes

Income tax expense was $7.6 million in 2003 on pre-tax income of $4.4 million. Factors that affected income tax expense in 2003 included: a) the non-cash write-off of deferred tax assets as a result of the reorganization of certain international subsidiaries ($4.4 million); and b) the combined effect of the pre-tax impairment charge and GBC's share of the loss incurred in fiscal 2003 by GMP. These items were not tax deductible.

In 2002, income tax expense was approximately $2.0 million on pre-tax income of approximately $1.1 million. During 2002, new U.S. tax legislation enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997. The carryback generated a $7.5 million tax refund and reduced previously utilized tax credits. The tax credits became deferred tax assets which GBC was not able to use before the expiration of the carryover period. The resulting write-off of these deferred tax assets created additional income tax expense of $1.5 million. Additionally, GBC settled a U.S. Federal income tax contingency resulting in a refund of approximately $0.9 million which is reflected as a reduction to GBC's 2002 income tax provision.

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

Net Loss

GBC realized a net loss of $3.3 million for 2003 compared to a net loss of $80.0 million for 2002. The 2003 net loss was impacted by the previously described restructuring charges of $11.1 million, other expense of $4.7 million, the loss on extinguishment of debt of $1.1 million as well as the $4.4 million write-off of deferred tax assets. In 2002, the net loss was impacted by the cumulative effect of accounting change of $79.0 million, net of taxes, along with $9.1 million in restructuring and other costs.

Financial Results - 2002 Compared to 2001

Sales

Net sales in 2002 were $701.7 million, a decrease of 1.4% from 2001. The Company's sales were negatively impacted by weak economic conditions in the United States. Net sales by business segment are summarized below (000 omitted):

	Year ended December 31,
	2002	2001
Commercial and Consumer Group	$467,543	$465,121
Industrial and Print Finishing Group	138,299	146,258
Europe Group	95,886	100,564
Net Sales	$701,728 ======	$711,943 ======

The Commercial and Consumer Group's sales increased by $2.4 million or 0.5% in 2002 when compared to 2001. The increase was primarily related to higher sales of certain supply items to retail customers, which was off-set by weak equipment sales as a result of lower corporate capital spending, along with lower sales of custom supply products due to reduced corporate spending on meetings, training and presentations. The Industrial and Print Finishing Group's sales decreased by $8.0 million or 5.4% in 2002 when compared to 2001. The sales decline was primarily due to lower sales of commercial laminating and digital print finishing supplies in the U.S. market. Sales of commercial laminating films were negatively impacted by weakness in the book publishing market, while the digital print finishing business has experienced lower corporate spending for advertising, trade shows and media presentations. Net sales in Europe decreased $4.7 million or 4.7% in 2002 when compared to 2001, partially due to planned customer and product rationalization, along with overall economic weakness in Europe.

Gross Margins, Costs and Expenses

The Company's gross profit margin percentage in 2002 was 39.6% compared to 37.6% in 2001. Compared to the prior year, gross profit margin percentages increased in all business groups, except for Industrial and Print Finishing, which was negatively impacted by higher spending on research and development. The improvement in business unit gross profit margin, despite lower manufacturing volumes, was primarily a result of selective price increases and GBC's continuing emphasis on efficiencies and cost reductions through its Operational Excellence Program. Additionally, the Company's overall gross profit margin improved in 2002 due to a significantly lower level of inventory rationalization and write-down charges compared to 2001.

Total selling, service and administrative expenses decreased $5.4 million in 2002 when compared to 2001. As a percentage of sales, selling, service and administrative expenses decreased 0.3 percentage points to 32.3% in 2002 compared to 2001. With the exception of the Commercial and Consumer Group, which experienced a planned increase in spending on new product development and marketing programs, each of GBC's business groups realized lower expenses in 2002 when compared to 2001. The decreases were primarily due to lower variable selling expenses and cost management programs.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):
	Segment Operating Income
	Year ended December 31,
	2002	2001
Commercial and Consumer Group	$ 58,510	$ 63,533
Industrial and Print Finishing Group	18,301	18,659
Europe Group	1,359	(675)
Unallocated Corporate Items	(26,823)	(35,317)
Operating income	$ 51,347 ======	$ 46,200 ======

Operating income in the Commercial and Consumer Group decreased $5.0 million due primarily to increased selling, service and administrative expenses. Operating income for the Industrial and Print Finishing Group decreased $0.4 million due to lower levels of sales and lower gross profit margins. The increase of $2.0 million in the Europe Group's operating income during 2002 compared to the operating loss in 2001 was due to higher gross profit percentages and lower selling, service and administrative expenses.

Inventory Rationalization and Write-Down Charges

During 2002, GBC recorded inventory rationalization and write-down charges of $1.0 million. These charges related to product line rationalization and reflect an adjustment to the realizable value of certain products which the Company decided to discontinue in 2001. During 2001, GBC recorded inventory rationalization and write-down charges of $8.8 million. These charges relate to product line rationalization and efforts to reduce the number of SKU's offered. Charges by business group were: Consumer and Commercial Group, $4.9 million; Industrial and Print Finishing Group, $0.1 million; and Europe Group, $3.8 million.

Amortization of Goodwill and Other Intangibles

Effective January 1, 2002, GBC implemented SFAS No. 142, which eliminates the amortization of goodwill and indefinite-lived intangible assets for current and future periods. Prior periods are not restated for this change. As a result, there was no goodwill amortization in 2002, while 2001 included goodwill amortization of approximately $9.7 million.

Restructuring and Other

In 2001, GBC launched its Operational Excellence Program. Activities undertaken in connection with this program resulted in restructuring and other expenses in both 2002 and 2001.

During 2002, GBC recorded pre-tax restructuring charges of $8.0 million for expenses related to the following projects: a) closing the Company's facility in Buffalo Grove, Illinois and transferring the manufacturing and administrative functions to other GBC locations; b) downsizing a binder manufacturing facility in Amelia, Virginia; c) severance costs associated with the creation of the Commercial Consumer Group; and d) charges related to the reorganization of certain corporate and other support functions.

The restructuring charges associated with the 2002 projects consist of the following (in millions):
Project	Severance	Asset Impairments and Other Exit Costs	Lease Cost	Total
Buffalo Grove facility closure	$0.7	$1.6	$0.8	$ 3.1
Downsizing of Amelia facility	0.8	0.3	-	1.1
Commercial and Consumer Group	1.6	0.2	-	1.8
Reduction in support functions	2.0	-	-	2.0
	$5.1 ===	$2.1 ===	$0.8 ===	$8.0 ===

The relocation of manufacturing operations from the Buffalo Grove facility was completed in 2002; administrative and support personnel previously located in the Buffalo Grove facility were transferred to other GBC locations by early 2003. Actions associated with the Amelia facility and other reductions-in-force were completed in 2002.

Restructuring activities in 2001 resulted in a $7.3 million pre-tax charge for expenses related to: a) the closing of manufacturing, warehouse and administrative facilities in Ashland, Mississippi, Germany, and Mexico; b) the shutdown of operations in Poland; c) facility reductions in Amelia, Virginia and the United Kingdom; and d) workforce reductions in the Company's Europe, Commercial and Consumer, and Industrial and Print Finishing Groups.

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

Other (Income) Expense

Other expense was $0.2 million in 2002 compared to income of $1.0 million during 2001. In 2002, GBC recorded non-cash losses of $1.1 million on the sale of a previously closed facility in Mexico, and $1.1 million on the disposal of GBC's investment in an Indian joint venture. The losses were partially offset by net interest income of $0.9 million received in connection with the settlement of a U.S. Federal income tax refund claim, as well as currency gains recognized which primarily related to the translation of liabilities denominated in other than functional currencies. In 2001, other income primarily consisted of interest income.

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

Income Taxes

GBC recorded income tax expense of $2.0 million in 2002 on pre-tax income of $1.1 million, compared to a benefit of $4.8 million in 2001. The 2002 tax provision included: a) the write-off of $1.5 million in deferred tax assets in the first quarter of 2002; b) the receipt of a $0.9 million income tax refund in the second quarter of 2002; and c) an increase in 2002 pre-tax earnings over 2001.

In 2002, new U.S. tax legislation enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997. The carryback generated a $7.5 million tax refund and reduced previously utilized tax credits. The tax credits became deferred tax assets which GBC was not able to use before the expiration of the carryover period. The resulting write-off of these deferred tax assets created additional income tax expense of $1.5 million. Separately, GBC settled a U.S. Federal income tax contingency resulting in a refund of approximately $0.9 million which is reflected as a reduction to GBC's 2002 income tax provision.

See note 11 to the consolidated financial statements for more information on income taxes.

Net Loss

GBC reported a net loss of $80.0 million in 2002, or $(5.04) per basic and diluted share, compared to a net loss of $19.5 million, or $(1.24) per basic and diluted share in 2001. The net loss in 2002 was due primarily to the cumulative effect of accounting change of $79.0 million, net of taxes. The Company also had a higher effective income tax rate in 2002 compared to 2001, along with higher interest expenses. These items were partially offset in 2002 by higher gross profit margins (including inventory rationalization and write-down charges), lower selling, service and administrative expenses, and lower restructuring and other costs compared to 2001. Additionally, due to the implementation of SFAS No. 142, beginning in 2002 goodwill was no longer amortized.

Liquidity and Capital Resources

Primary Credit Facility

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

During 2003, GBC entered into three new financing agreements. On June 26, 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). The new $197.5 million Primary Facility includes a $72.5 million multicurrency revolving credit line and a $125 million term loan. The maturity date on the Primary Facility is January 15, 2008, and it provides for significantly lower interest rate spreads than the previous senior credit facility (the "Previous Primary Facility"). In the fourth quarter of 2003, a payment of $2.5 million was made on the term loan, reducing it to $122.5 million. As of December 31, 2003, outstanding borrowings under the Primary Facility included $122.5 million for the term loan, and outstanding letters of credit of $13.8 million which reduce GBC's availability under the revolving credit line. Concurrent with the completion of the Primary Facility, GBC entered into a mortgage financing arrangement under which its real estate holdings in Northbrook and Skokie, Illinois and its real estate and equipment in Addison, Illinois are pledged as collateral ("Mortgage Financing"). The $14.8 million proceeds from the Mortgage Financing were used to repay a portion of the Previous Primary Facility. As of December 31, 2003, the outstanding balance on the Mortgage Financing was $13.8 million. In April 2003, GBC entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008. The majority of $16.8 million that had been borrowed under the Netherlands Facility was used to repay a portion of the Previous Primary Facility. As of December 31, 2003, there were no outstanding borrowings under the Netherlands Facility.

Interest rates on the Primary Facility are variable and are set at LIBOR plus 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loan. Borrowings under the Primary Facility are subject to a "pricing grid" which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.
Primary Credit Facility - Financial Covenants

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

The Primary Facility requires that GBC's leverage ratios as of the end of each quarter be no higher than:

	Total Leverage	Senior Leverage
Q-4 2003- Q-3 2004	4.50 to 1	2.50 to 1
Q-4 2004- Q-3 2005	4.25 to 1	2.25 to 1
Q-4 2005- Q-3 2006	3.75 to 1	1.75 to 1
Thereafter	3.50 to 1	1.50 to 1
  Fixed Charge Coverage Ratio:

The fixed charge coverage ratio is computed based upon consolidated trailing four quarter EBITDA (as defined under the Primary Facility) less consolidated capital expenditures, divided by consolidated fixed charges (as defined under the Primary Facility). As of the end of each quarter through the fourth quarter of 2005, GBC must maintain a ratio in excess of 1.10 to 1 and must maintain a ratio in excess of 1.15 to 1 for each quarter thereafter.

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

The remaining balance of the term loan is due on the maturity date of the Primary Facility, January 15, 2008.

Primary Facility - Financial Covenant Compliance

As of and for the period ended December 31, 2003, GBC was in compliance with all covenants under the Primary Facility.

Based upon its current financial forecast, the Company expects to remain in compliance with the covenants under the Primary Facility. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions, no significant increases in competitive pressure, and that certain objectives of the Operational Excellence Program will be achieved. If these assumptions are not met or if other unforeseen events occur, it is possible that the Company will fail one or more of its covenants. In that situation, if GBC were unable to obtain an amendment to the Primary Facility or a waiver in the event of a major covenant violation, the Company's liquidity would be severely impacted.

Primary Facility - Borrowing Base Availability

The Primary Facility includes a $72.5 million multicurrency borrowing facility that GBC uses to fund its working capital requirements. The Company's borrowing capacity under the facility is limited by a "borrowing base," which is specifically defined in the facility and is computed as 85% of eligible trade receivables and 50% of eligible inventory. Eligible receivables are generally defined as current domestic and Canadian receivables which are reduced by certain obligations of the Company, and eligible inventory is generally defined as inventory owned by GBC's domestic and Canadian operations. At December 31, 2003, GBC's borrowing base was adequate to support GBC's expected future working capital requirements. If, however, there were to be a significant deterioration in the quality of GBC's eligible receivables or inventory, there can be no assurance that adequate liquidity would be available under the Facility.

Cash Flows

Cash provided by operating activities was $51.6 million for the year ended December 31, 2003, compared to $46.5 million for 2002, an increase of $5.1 million. The increase in cash provided by operating activities in 2003 compared to 2002 is primarily due to a reduction in the use of working capital, lower cash interest payments and increased segment operating income, all of which were partially offset by cash income taxes paid in 2003 compared to refunds in 2002.

Net cash used in investing activities was $10.6 million during 2003, compared to $7.7 million in 2002. In 2003, GBC invested $2.2 million in a joint venture arrangement for the Industrial and Print Finishing Group.

Net cash used in financing activities was $41.4 million during 2003, compared to $78.9 million during 2002. In the latter part of 2001, GBC increased the Company's borrowings under the facility above normal levels. Approximately $52.8 million of the borrowings were repaid in January 2002. Excluding these additional borrowings at December 31, 2001, GBC would have reported a reduction in debt of approximately $25.3 million during 2002.

GBC is restricted under its credit agreements from paying dividends, and therefore no dividends were paid during either 2003 or 2002.

As discussed in note 1 to the consolidated financial statements, GBC is included in the consolidated U.S. Federal Income tax return and certain U.S. State Income tax returns of its majority shareholder, Lane Industries, Inc. The Internal Revenue Service has an open examination of Lane Industries, Inc. and subsidiaries for the years 1999 through 2002. Additionally, there are ongoing audits in the U.S. and several international jurisdictions. In the opinion of management, GBC has made adequate tax provisions for all years subject to examination, and currently has adequate liquidity available to settle any known claims.

As required by SFAS No. 87, "Employers' Accounting for Pensions," if the accumulated benefit obligation ("ABO") relating to a pension plan exceeds the fair value of the plans' assets, the Company's established liability for a plan must be at least equal to the unfunded ABO. In 2002, as a result of unfavorable asset returns and a decline in market interest rates, the Company recorded a reduction of approximately $10.2 million to other comprehensive income ("OCI"), which is a component of stockholders' equity, in order to establish an additional minimum liability for one of its defined benefit pension plans. In 2003, asset returns improved and the

Company recorded an offsetting increase to OCI of $1.7 million. Depending on market conditions and interest rate movements in the future, additional increases or decreases to OCI might be required based on valuations performed at future measurement dates. Based on the most recent valuation of the plan, GBC will be required to make additional annual contributions in the amount of approximately $1.3 million to fund the plan shortfall. This additional contribution could increase or decrease in future years based upon market conditions.

GMP Relationship

GBC sources many of its laminating machines from GMP Co. Ltd, a company whose manufacturing facility is located in the Republic of Korea. GBC also has an equity ownership interest in GMP of approximately 20%. While GBC has a long-term supply arrangement with GMP, there can be no assurance that GMP will be able to continue to fulfill any or all of its obligations to the Company. GMP's ability to fulfill GBC's requirements for laminating machines could be affected by Korean and other regional and worldwide economic, political and governmental conditions. Additionally, GMP has a highly leveraged capital structure. In order to ensure the continuation of its operations, GMP requires on-going sources of financing. There can be no assurance that such financing will continue to be available. At times during 2003 and in the first quarter of 2004, the Company accelerated its payment terms to GMP to provide it with liquidity assistance. The amount of any advance payments to GMP outstanding at any one time has not exceeded $1 million, and GMP has complied with all conditions imposed by GBC in connection with the advances. In the event GMP seeks additional financial assistance in the future in the form of advance payments from GBC, the Company will consider such requests taking into consideration then existing market, liquidity and other factors; however, there can be no assurance that the Company would make any such advances, or provide other financial support.

If GMP were unable to supply GBC with laminating machines, there are alternative sources available. However, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. If GBC's supply chain were disrupted, the Company's results of operations and its financial position would be negatively impacted. It is estimated that during 2004, absent a disruption in supply, GBC will have sales of laminating machines supplied by GMP within the range of $17-20 million.

During 2003, GBC recorded a $1.0 million loss related to its portion of GMP's 2003 operating results, which were negatively impacted by non-recurring, non-cash charges. As a result of GMP's operating loss and other business factors, GBC performed an evaluation and determined its investment in GMP was impaired and recorded a non-cash charge of $4.7 million to reduce the value of its investment. As of December 31, 2003, GBC's remaining investment in GMP is $2.8 million. If the fair value of GBC's investment in GMP were to decline further, and if the decline were determined to be other than temporary, the Company may have to write-off all or part of its remaining investment. While such a write-off would be non-cash in nature, it may negatively impact GBC's computations of certain financial covenants under the Facility.

Off-Balance Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The table below sets forth GBC's contractual cash obligations at December 31, 2003 (in millions):

		Payments due by Period
		Less than	1-3	3-5	After 5
Contractual obligations	Total	1 year	Years	Years	Years
Long-term debt and capital lease obligations(1)	$ 302.0	$ 20.0	$ 33.9	$ 241.1	$ 7.0
Operating lease obligations	65.1	13.9	21.0	15.2	15.0
Purchase obligations(2)	81.0	81.0	-	-	-
Other long-term liabilities(3)	17.8	2.6	5.3	4.3	5.6
Total	$ 465.9 =====	$ 117.5 =====	$ 60.2 ====	$ 260.6 =====	$ 27.6 ====

(1) Excludes related interest.
(2) GBC's purchase obligations primarily consist of open purchase orders to acquire raw materials used in the manufacture of product or to acquire finished product sourced from third-party vendors. A substantial majority of the Company's open purchase orders are non-binding and can be cancelled with up to 90 days notice. For purposes of this disclosure, an estimate of 90 days of open purchase orders, based upon purchases made in 2003, has been used. Assuming such purchase orders are not cancelled, we believe our purchase obligations for 2004, based on prior years' experience, will be approximately $324 million.
(3) The Company's primary obligations related to other long-term liabilities consist of payments under retirement benefit plans. Future contributions, where not fixed, have been estimated based upon actual 2003 payments.

Commercial Financial Commitments

At December 31, 2003, GBC had commercial financial commitments of approximately $5.0 million consisting of standby letters of credit which primarily support domestic workers compensation claims and a real estate operating lease on one of the Company's facilities.

Credit Concentration

GBC has several customers of the Commercial and Consumer Group which, in the normal course of business, make significant purchases from the Company. Trade receivable balances from these customers have ranged from $5 million - $15 million. As a result, at any point in time, GBC may have a significant concentration of its accounts receivable balance among this customer group. To mitigate the credit risk among this group of customers, management closely monitors trends in the office products market, as well as the financial condition and payment trends of these customers. However, should one or more of those customers fail, such failure could have a material adverse affect on GBC's financial position and results of operations.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN No. 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Under FIN No. 46, a variable interest entity would be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In

 December 2003, the FASB issued a revision to FIN No. 46 ("46R") to clarify certain provisions of FIN No. 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of 46R. Otherwise, application of 46R or FIN No. 46 is required in financial statements of public entities for periods ending after December 15, 2003. GBC is still assessing the impact, if any, 46R and FIN No. 46 will have on the Company's results or financial position.

In December 2003, the FASB issued a revision to SFAS No. 132, " Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises certain disclosures about pension plans and other postretirement benefit plans. The additional disclosures required by this statement include: information describing the types of plan assets; investment strategy; measurement date(s); plan obligations; cash flows; and components of net periodic benefit cost to be recognized during interim periods. GBC is required to adopt the new disclosures about foreign plans and estimated future benefit payments in 2004.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities." This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No.146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. GBC's adoption of SFAS No. 146 in 2003 has not have a material impact on its consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Compensation - Transition and Disclosure", which amends SFAS No. 123. The new standard provides alternative methods for transition to the fair value-based method of accounting for stock-based employee compensation from the intrinsic method. GBC currently accounts for stock-based employee compensation under the intrinsic method and has not made a determination as to when, or if, the Company would change to the fair value-based method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The required disclosures have been adopted in the Company's consolidated financial statements.

Related Party Transactions

As discussed in notes 1 and 11 to the consolidated financial statements, GBC and Lane Industries, Inc. (the Company's majority shareholder) have entered into Tax Allocation Agreements, which determine GBC's U.S. Federal and U.S. State income liabilities. Other related party transactions are detailed in GBC's 2003 Proxy Statement. No other related party transactions had a material impact on GBC's financial position, cash flow, or results of operations.

Critical Accounting Policies

The following accounting policies are considered to be critical to the understanding of GBC's financial statements because their application requires significant management judgement. The Company's reported financial results rely upon estimates and assumptions which are uncertain. For all of these policies, management cautions that future events rarely develop exactly as forecast, and even the best estimates may require adjustment.

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

An allowance for potential sales returns is established as revenue is recognized. This allowance is based upon historical trends for specific customer groups. Additionally, the Company monitors the "sell through" information provided by significant resellers of its products. The allowance is adjusted periodically based upon such information. Management believes that the allowance is susceptible to reasonable estimation and adequately provides for future returns; however, market changes and customer strategies could impact this estimate in the future.

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

Deferred Income Tax Valuation Allowance

An allowance for deferred income taxes and net loss carryforwards is established for those items which are expected to expire unused. GBC determines the valuation allowances by considering currently available data, historical and projected taxable earnings and losses by jurisdiction, the Company's current financial condition and other relevant factors. If GBC is unable to generate sufficient future taxable income, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of its remaining net deferred tax assets resulting in an increase in the effective tax rate.

Tax reserves

In the normal course of business, GBC is regularly audited by U.S. Federal, U.S. State and Foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the Company's tax positions comply with applicable tax laws. In evaluating the exposure associated with various tax filing positions, GBC maintains accruals for uncertain tax positions. While the Company believes these reserves are adequate, its effective income tax rate in a given period could be impacted if matters for which accruals have been established are resolved in amounts in excess of or/less than the accruals.

Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-lived Assets," the Company reviews potential impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During 2003, 2002 and 2001, provisions were established for certain assets impacted by restructuring activities. Such provisions were based upon a comparison of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount asset or asset group. If the undiscounted cash flows are less than the carrying amount, an impairment is recognized based upon the fair value of the asset or asset groups.

During 2003, the Company evaluated its investment in GMP for potential impairment. As a result of this review, GBC recorded a non-cash charge of $4.7 million to reduce its investment. See the "GMP Relationship" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of GBC's relationship with GMP.

In accordance with SFAS No. 142, GBC tests its goodwill balances at least annually to determine whether these assets are impaired. GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax) effective January 1, 2002, as the cumulative effect of adopting this standard. The Company performs its annual impairment test at January 1 of each fiscal year. In addition, SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite lives are not amortized. As of December 31, 2003, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

Acquisitions and Other Business Combinations

GBC made no acquisitions nor was it involved in any other business combination transactions during the years 2001 through 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific region, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of December 31, 2003 are presented below. All of the outstanding contracts have maturity dates in 2004. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. GBC's contracts are primarily for the sale or purchase of foreign currencies in exchange for U.S. dollars. Selected information related to GBC's foreign exchange contracts as of December 31, 2003 is as follows (all items except exchange rates in millions):

Forward contracts as of December 31, 2003	Average Exchange Rate	Notional Amount	Fair Market Value	Gain (Loss) (1)
Currency sold (2)
Sell Euro/Buy USD	0.89	$35.2	$37.2	$(2.0)
Sell CAD/Buy USD	1.41	11.9	12.8	(0.9)
Sell GBP/Buy USD	0.63	4.0	4.4	(0.4)
Sell USD/Buy Euro	1.13	6.2	6.8	0.6
Sell USD/Buy MXN	0.09	6.4	6.3	(0.1)
Sell GBP/Buy Euro	0.81	4.0	4.0	0.0
Sell Euro /Buy CAD	0.64	4.8	5.0	(0.2)
Other		7.7	8.0	(0.3)
Total				$(3.3) ====
(1)As of December 31, 2003, GBC recorded cumulative unrealized losses of approximately $0.9 million in its consolidated statement of income related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized losses of approximately $2.4 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.
(2)CAD = Canadian Dollars; GBP = Pound Sterling; MXN = Mexican Pesos

Interest Rate Risk Management

As a result of GBC's funding program for its global activities, GBC has various debt obligations upon which interest is paid on the basis of fixed and floating rates. GBC utilizes an interest rate management program to reduce its exposures to floating interest rates and achieve a desired risk profile. To accomplish this objective, GBC currently hedges these exposures by using interest rate swap agreements.

The table below provides information about GBC's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date and the current interest rate spreads under the Company's credit facilities. The information is presented in U.S. dollar equivalents, which is GBC's reporting currency. Significant interest rate sensitive instruments as of December 31, 2003, are presented below (in millions):

Debt obligations	Stated Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair value
Long-term debt:
Fixed Rate ($US)	$ 3.5	$ 3.1	$ 3.0	$ 3.2	$ 152.0	-	$ 164.8	$165.9
Average interest rate	7.3%	6.8%	6.6%	6.6%	9.3%	-	9.1%
Variable Rate ($US)	$ 10.7	$12.6	$ 15.2	$ 10.7	$ 75.2	$ 7.0	$ 131.4	$131.4
Average interest rate (1)	5.6%	5.6%	5.8%	5.6%	5.7%	5.4%	5.4%
Short-term debt:
Variable Rate ($US)	$ 5.8	-	-	-	-	-	$ 5.8	$ 5.8
Average interest rate	4.0%	-	-	-	-	-	4.0%
(1)Rates presented are as of December 31, 2003. Refer to "Liquidity and Capital Resources" for further discussion of the interest rate spreads on GBC's Facility borrowings in 2003.

Interest Rate Derivatives	Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair value
Interest Rate Swap	$55.0	$5.0	-	-	-	-	$60.0	$0.8
Average pay rate	4.8%	6.1%	-	-	-	-	4.9%
Average receive rate	1.2%	1.2%	-	-	-	-	1.2%

Refer to notes 1, 3, 7 and 8 of the consolidated financial statements for additional discussion of GBC's foreign exchange and financial instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Shareholders of General Binding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of General Binding Corporation ("GBC") and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of GBC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of General Binding Corporation as of, and for the year ended December 31, 2001, (prior to the adjustments discussed in notes 1, 2 and 13), were audited by other independent accountants who have ceased operations. Those accountants expressed an unqualified opinion on those financial statements in their report, dated January 25, 2002 (except with respect to the matters discussed in Note 13 of the 2001 financial statements, as to which the date was March 9, 2002).

As discussed in notes 1 and 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

As discussed above, the financial statements of General Binding Corporation as of, and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in note 2, these financial statements have been revised to include the transitional disclosures required by SFAS No.142, which was adopted by the Company as of January 1, 2002. Further, as described in note 13, the Company revised the reporting of segment information. We audited such disclosures and revisions in segment information as described in notes 2 and 13. In our opinion, such transitional disclosures and revisions in segment information for 2001 in notes 2 and 13 are appropriate and have been properly applied. Also as described in notes 1 and 13, these financial statements have been revised to reflect the adoption of EITF 01-09, as of January 1, 2002. We audited the revisions to the 2001 statements described in notes 1 and 13 as a result of the adoption of EITF 01-09. In our opinion, such revisions for 2001 in notes 1 and 13 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and revisions and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2004

Predecessor Auditor (Arthur Andersen LLP) Opinion

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in notes (1), (2) and (13) to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer" (Issue 01-09), and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"(SFAS No. 142). As discussed in notes (1), (2), and (13) the Company has reflected the impact of adopting Issue 01-09 in the 2001 consolidated financial statements, the transitional disclosures for 2001 as required by SFAS No. 142 in the notes to the consolidated financial statements and revisions to the reporting of segment information. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements and notes thereto. The adjustments to the 2001 consolidated financial statements and notes thereto were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein. Also, the Arthur Andersen LLP report is dual dated with a reference to note 13 of the consolidated financial statements. The reference to note 13 of the consolidated financial statements is no longer applicable as such information from prior years has been incorporated into other notes of the consolidated financial statements.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of General Binding Corporation:

We have audited the accompanying consolidated balance sheets of General Binding Corporation ("GBC," a Delaware corporation) and Subsidiaries as of December 31, 2001* and 2000*, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001*. These consolidated financial statements are the responsibility of GBC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Binding Corporation and Subsidiaries as of December 31, 2001* and 2000*, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP
Chicago, Illinois
January 25, 2002
(Except with respect to the matters discussed in Note 13, as to which the date is March 9, 2002)

* The balance sheets as of December 31, 2001 and 2000 and the statements of income and cash flow for the years ended December 31, 2000 and 1999 are not presented in this Annual Report on Form 10-K.

**This report on Schedule II applies for the years ending December 31, 2001, 2000 and 1999. Schedule II for the years ended December 31, 2000 and 1999 are not presented in this Annual Report on Form 10-K.

General Binding Corporation and Subsidiaries
Consolidated Statements of Income
 (000 omitted, except per share data)

	Year ended December 31,
	2003	2002	2001
Sales:
Domestic sales	$ 434,266	$ 452,103	$ 456,947
International sales	263,642	249,625	254,996
Net sales	697,908	701,728	711,943
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	419,703	422,952	435,126
Inventory rationalization and write-down charges	-	1,049	8,843
Selling, service and administrative	222,738	226,576	231,959
Amortization of goodwill	-	-	9,711
Amortization of other intangibles	754	853	1,054
Interest expense	34,408	39,898	37,153
Restructuring and other:
Restructuring	11,102	8,013	7,269
Other	4,679	1,081	6,153
Other expense (income), net	156	247	(1,005)
Income (loss) before taxes and cumulative effect of accounting change	4,368	1,059	(24,320)
Income tax expense (benefit)	7,630	2,045	(4,849)
Net (loss) before cumulative effect of accounting change	(3,262)	(986)	(19,471)
Cumulative effect of accounting change, net of taxes	-	79,024	-
Net (loss)	$ (3,262)	$ (80,010)	$ (19,471)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	8,695	5,791	(2,738)
Minimum pension liabilities	1,749	(10,205)	-
Income (loss) on derivative financial instruments	686	(873)	(1,799)
Comprehensive income (loss)	$ 7,868 ======	$ (85,297) =======	$ (24,008) =======

Net (loss) per common share: (1)
Basic and Diluted	$ (0.20)	$ (5.04)	$ (1.24)
Weighted average number of common shares outstanding (2)
Basic and Diluted	15,978	15,883	15,761
(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Balance Sheets
 (000 omitted, except share data)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 9,568	$ 18,251
Receivables, less allowances for doubtful accounts
and sales returns: 2003 - $16,614 and 2002 - $18,568	128,391	121,709
Inventories, net	86,240	91,920
Deferred tax assets	22,002	20,804
Prepaid expenses	6,915	6,908
Other	4,997	7,201
Total current assets	258,113	266,793
Capital assets at cost:
Land and land improvements	6,136	5,976
Buildings and leasehold improvements	51,634	48,451
Machinery and equipment	150,587	143,355
Computer hardware and software	67,503	64,205
Total capital assets at cost	275,860	261,987
Less - accumulated depreciation	(180,874)	(155,110)
Net capital assets	94,986	106,877
Goodwill and other intangible assets, net of accumulated amortization	152,008	156,156
Long-term deferred tax assets	-	802
Other	25,476	23,881
Total assets	$ 530,583 =======	$ 554,509 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 51,253	$ 50,459
Accrued liabilities:
Salaries, wages and retirement plan contributions	13,273	14,814
Deferred income on service maintenance agreements	10,512	10,565
Accrued customer allowances	19,747	17,587
Restructuring reserve	6,327	5,536
Other	35,260	38,077
Notes payable	5,819	10,806
Current maturities of long-term debt	14,176	15,848
Total current liabilities	156,367	163,692
Long-term debt, less current maturities	282,019	314,766
Other long-term liabilities	34,580	33,920
Long-term deferred tax liabilities	3,408	-
Contingencies	-	-
Stockholders' equity:
Common stock, $.125 par value; 40,000,000 shares authorized; 15,696,620
shares issued and outstanding at December 31, 2003 and 2002	1,962	1,962
Class B common stock, $.125 par value; 4,796,550 shares authorized;
2,398,275 shares issued and outstanding at December 31, 2003 and 2002	300	300
Additional paid-in capital	26,727	23,561
Treasury stock - 2,062,641 and 2,154,028 shares at December 31, 2003 and 2002	(23,588)	(24,632)
Retained earnings	63,409	66,671
Accumulated other comprehensive income	(14,601)	(25,731)
Total stockholders' equity	54,209	42,131
Total liabilities and stockholders' equity	$ 530,583 =======	$ 554,509 =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries Consolidated Statements of Cash Flows (000 omitted)
	Year ended December 31,
	2003	2002	2001
Cash Flows From Operating activities:
Net loss	$ (3,262)	$ (80,010)	$ (19,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	79,024	-
Depreciation	20,141	22,836	22,782
Amortization	5,021	5,576	16,484
Restructuring and other	11,102	9,094	13,422
Provision for doubtful accounts and sales returns	3,090	4,095	6,359
Provision for inventory reserves	5,524	4,561	4,639
Inventory rationalization and write-down charges	-	1,049	8,843
Non-cash sale of subsidiary	-	1,150	-
Non-cash loss on disposal or impairment of investment	4,679	1,137	-
Decrease (increase) in non-current deferred taxes	5,719	7,549	(11,924)
Decrease (increase) in other long-term assets	4,739	1,897	(1,437)
Other	501	128	(9)
Changes in current assets and liabilities:
(Increase) decrease in receivables	(1,404)	(6,135)	25,976
Decrease in inventories	5,400	3,973	9,575
Decrease in other current assets	3,526	1,132	688
Decrease (increase) in deferred tax assets	(150)	(3,604)	6,091
Decrease in accounts payable and accrued liabilities	(11,194)	(9,227)	(27,635)
(Decrease) increase in accrued income taxes	(1,808)	2,241	(3,178)
Net cash provided by operating activities	51,624	46,466	51,205
Cash Flows From Investing activities:
Capital expenditures	(8,468)	(9,010)	(14,897)
Payments for acquisitions and investments	(2,162)	(416)	(110)
Proceeds from sale of subsidiary	-	470	-
Proceeds from sale of plant and equipment	102	1,286	538
Net cash used in investing activities	(10,528)	(7,670)	(14,469)
Cash Flows From Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	182,640	344,610	1,223
Repayments of long-term debt-maturities greater than 90 days	(122,586)	(270,827)	(2,183)
Net change in borrowings-maturities of 90 days or less	(91,179)	(151,684)	12,857
(Decrease) increase in current portion of long-term debt	(9,418)	(186)	67
Payments of debt issuance costs	(4,154)	(3,438)	-
Contribution (distribution) related to tax allocation agreement	2,537	1,490	(439)
Purchase of treasury stock	-	-	(17)
Proceeds from the exercise of stock options	737	1,164	526
Net cash (used in) provided by financing activities	(41,423)	(78,871)	12,034
Effect of exchange rates on cash	(8,356)	(1,610)	2,029
Net (decrease) increase in cash and cash equivalents	(8,683)	(41,685)	50,799
Cash and cash equivalents at the beginning of the year	18,251	59,936	9,137
Cash and cash equivalents at the end of the period	$ 9,568 ======	$ 18,251 ======	$ 59,936 ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$ 30,814	$ 34,263	$ 35,018
Income taxes paid (recovered), net	4,006	(6,708)	1,389

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(000 omitted excepts share data)

						Accumulated
		Class B	Additional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (2)	Total
Balance at December 31, 2000	1,962	300	22,268	166,152	(27,096)	(15,907)	147,679
Net loss	-	-	-	(19,471)	-	-	(19,471)
Capital distribution (1)	-	-	(439)	-	-	-	(439)
Exercise of stock options	-	-	(303)	-	829	-	526
Purchase of treasury stock at cost	-	-	-	-	(17)	-	(17)
Tax benefit of options exercised	-	-	70	-	-	-	70
Value of vested stock options	-	-	44	-	-	-	44
Losses on derivative financial instruments	-	-	-	-	-	(1,799)	(1,799)
Translation adjustments	-	-	-	-	-	(2,738)	(2,738)
Balance at December 31, 2001	1,962 ====	300 ===	21,640 =====	146,681 ======	(26,284) ======	(20,444) ======	123,855 ======
Net loss	-	-	-	(80,010)	-	-	(80,010)
Capital contribution (1)	-	-	1,490	-	-	-	1,490
Exercise of stock options	-	-	(488)	-	1,652	-	1,164
Compensation for restricted stock units	-	-	389	-	-	-	389
Tax benefit of options exercised	-	-	530	-	-	-	530
Losses on derivative financial instruments	-	-	-	-	-	(873)	(873)
Minimum pension liabilities	-	-	-	-	-	(10,205)	(10,205)
Translation adjustment	-	-	-	-	-	5,791	5,791
Balance at December 31, 2002	$ 1,962 =====	$ 300 ====	$ 23,561 ======	$ 66,671 ======	$ (24,632) =======	$ (25,731) =======	$ 42,131 ======
Net loss	-	-	-	(3,262)	-	-	(3,262)
Capital contribution (1)	-	-	2,537	-	-	-	2,537
Exercise of stock options	-	-	(307)	-	1,044	-	737
Compensation for restricted stock units	-	-	727	-	-	-	727
Tax benefit of options exercised	-	-	209	-	-	-	209
Losses on derivative financial instruments	-	-	-	-	-	686	686
Minimum pension liabilities	-	-	-	-	-	1,749	1,749
Translation adjustment	-	-	-	-	-	8,695	8,695
Balance at December 31, 2003	$ 1,962 =====	$ 300 ====	$ 26,727 ======	$ 63,409 ======	$ (23,588) =======	$ (14,601) =======	$ 54,209 ======

(1) Amount represents a capital contribution from (distribution to) GBC's majority shareholder (Lane Industries, Inc.)
      Under Tax Allocation Agreements.  See notes 1 and 11 to the consolidated financial statements for additional information.

(2) The net-of-tax components of Other Comprehensive Income at December 31 were: a) 2003 - currency translation, ($4,159), hedging activities, ($1,986), minimum pension liabilities, ($8,456); b) 2002 - currency translation, ($12,854), hedging activities,  ($2,672), minimum pension liabilities, ($10,205); and c) 2001 - currency translation ($18,645), hedging activities
      ($1,799).

Shares of Capital Stock
		Class B
	Common	Common	Treasury	Net
	Stock	Stock	Stock (3)	Shares
Shares at December 31, 2000	15,696,620	2,398,275	(2,369,696)	15,725,199
Exercise of stock options	-	-	72,550	72,550
Purchase of treasury stock	-	-	(1,892)	(1,892)
Shares at December 31, 2001	15,696,620	2,398,275	(2,299,038)	15,795,857
Exercise of stock options	-	-	145,010	145,010
Shares at December 31, 2002	15,696,620	2,398,275	(2,154,028)	15,940,867
Exercise of stock options	-	-	91,387	91,387
Shares at December 31, 2003	15,696,620 ========	2,398,275 =======	(2,062,641) ========	16,032,254 ========

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

  Certain amounts for prior years have been reclassified to conform to the 2003 presentation.

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

  Goodwill and Other Intangible Assets

In 2001, for financial reporting purposes, goodwill and other intangible assets were amortized using the straight-line method over their estimated useful lives, generally 10 to 40 years.

Effective January 1, 2002, GBC adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. GBC performs its annual impairment test during the first quarter of each year, commencing with the first quarter of 2002. Also, under the new rules, an acquired intangible asset (other than goodwill) would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

     f.    Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.

GBC's policy is to record U.S. income taxes on the earnings of its international subsidiaries that are expected to be distributed to GBC. As of December 31, 2003, the cumulative amount of undistributed earnings of international subsidiaries upon which U.S. income taxes have not been recorded was approximately $45.1 million. In the opinion of management, this amount remains permanently invested in the international subsidiaries.

GBC is included in the consolidated U.S. Federal Income tax return and certain U.S. State Income tax returns of its majority shareholder, Lane Industries, Inc. The amount of income tax liability for which GBC will be responsible is determined by Tax Allocation Agreements between the Company and Lane Industries. Differences between GBC's liability on a "separate return" basis and that computed under the Tax Allocation Agreements are reflected in GBC's financial statements as either a capital contribution or distribution.

  Revenue Recognition

  GBC recognizes revenues from product sales and services when earned, as defined by GAAP, and in accordance with SEC Staff Accounting Bulletin No. 101 (SAB No. 101). Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer, generally upon shipment. The Company also derives income from service maintenance agreements. Income from such agreements is deferred and recognized over the term of the agreement (generally one to three years), primarily on a straight-line basis. GBC provides for its estimate of doubtful accounts, sales returns, and sales incentives at the time of revenue recognition.

  Sales Incentives

  GBC offers a variety of sales incentives to resellers and consumers of its products. The incentives primarily consist of rebates, volume and growth incentives, marketing development funds, catalog allowances and cooperative advertising. The cost of these incentives is estimated based upon the terms of the customer agreements, along with historical and projected customer purchase volumes, and is recorded as a reduction in revenue.

    i.    Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    j.    Financial Instruments

  Many of GBC's financial instruments (including cash and cash equivalents, accounts receivable, notes payable, and other accrued liabilities) carry short-term maturities; as a result, their fair values approximate carrying values. As of December 31, 2003, approximately 43% of GBC's long-term debt obligations, including current maturities of long-term debt obligations, had floating interest rates, and the remaining debt obligations had a fixed interest rate. With the exception of the senior subordinated notes (see note 7), the fair value of these instruments approximates the carrying value.

  Amounts currently due to or due from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. Gains and losses on hedging firm foreign currency commitments are deferred and included as a component of the related transaction which is being hedged.

    k.   Related Parties

  GBC has relationships with several related parties. Lane Industries, Inc. is GBC's majority shareholder, and controls a majority of the voting shares of GBC. Transactions between GBC and Lane Industries, which primarily relate to shared administrative services, are immaterial. However, as described in note1(f), GBC and Lane Industries have entered into "Tax Allocation Agreements," which may significantly impact the amount of U.S. taxes received or paid by GBC in any year.

GBC also has relationships with certain unconsolidated joint ventures. As part of the on-going relationships with these entities, GBC both buys and sells products from/to these entities. Transactions, with respect to sales and credit terms, are conducted at "arms-length" terms.

    l     New Accounting Standards

  In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN No. 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Under FIN 46, a variable interest entity would be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB issued a revision to FIN No. 46 ("46R") to clarify certain provisions of FIN No. 46 and to exempt certain entities from its requirements. Special effective dates apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of 46R. Otherwise, application of 46R or FIN No. 46 is required in financial statements of public entities for periods ending after December 15, 2003. GBC is still assessing the impact, if any, 46R and FIN No. 46 will have on the Company's results or financial position.  In December 2003, the FASB issued a revision to SFAS No. 132, " Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises certain disclosures about pension plans and other postretirement benefit plans. The additional disclosures required by this statement include: information describing the types of plan assets; investment strategy; measurement date(s); plan obligations; cash flows; and components of net periodic benefit cost to be recognized during interim periods. GBC is required to adopt the new disclosures about foreign plans and estimated future benefit payments in 2004.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No.146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. GBC's adoption of SFAS No. 146 in 2003, did not have a material impact on its consolidated financial statements.

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

  Effective January 1, 2002, GBC implemented EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement specifies when companies are required to record the cost of certain sales incentives and how the costs are to be classified in the income statement. GBC previously recorded the costs of such sales incentives as selling expenses in its income statement; these costs are now recorded as a reduction in sales. The prior years' results have been restated for this change. The impact on the prior years' results was to reduce both net sales and selling, service and administrative expenses by $72.3 million in 2001. There has been no change to operating income as a result of the implementation of this standard; however, operating income margins have increased.

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

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Compensation - Transition and Disclosure", which amends SFAS No. 123. The new standard provides alternative methods for transition to the fair value-based method of accounting for stock-based employee compensation from the intrinsic method. GBC currently accounts for stock-based employee compensation under the intrinsic method and has not made a determination as to when, or if, the Company would change to the fair value-based method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The required disclosures have been adopted by the Company.

    m.  Stock Compensation Plan

GBC has a stock-based employee compensation plan that provides for stock options and restricted stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with the intrinsic value method, no compensation expense is recognized for the Company's fixed stock option plans. The following table illustrates the effect on net income and earnings per share (EPS) if the company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all stock-based employee compensation (000 omitted):
	Year ended December 31,
	2003	2002	2001
Net (loss), as reported	$(3,262)	$(80,010)	$(19,471)
Add: Stock-based employee compensation expense included in reported net income, net of tax	-	-	-
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(2,071)	(2,752)	(2,860)
Pro forma net (loss)	$(5,333) =====	$(82,762) ======	$(22,331) ======
Earnings per basic and diluted common share
As reported	$(0.20) =====	$(5.04) =====	$(1.24) =====
Pro forma	$(0.33) =====	$(5.21) =====	$(1.42) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2003, 2002, and 2001 respectively: expected life of ten years for 2003 and 2002, and eight years for 2001; expected volatility of 56%, 50% and 55%; and risk-free interest rates of 3.75%, 4.87%, and 5.29%. The weighted-average fair values of stock options granted were $6.07, $8.89 and $5.31 in 2003, 2002 and 2001, respectively.

(2) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets are impaired. The annual impairment test is performed as of January 1. After performing the impairment test in 2002, GBC recorded a non-cash charge of $110 million ($79 million after-tax), primarily related to the impairment of goodwill in the office products business of the Commercial and Consumers Group.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of December 31, 2003, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's carrying values for goodwill by business segment as of December 31, 2003 and 2002 are summarized below (000 omitted). The change in the carrying amount for goodwill between December 31, 2002 and December 31, 2003 is related to the impairment charge of GBC's investment in GMP Co. Ltd. ("GMP") and changes in foreign currency exchange rates (000 omitted).

	Carrying Amount at December 31,
	2003	2002
Commercial and Consumer Group	143,843	140,749
Industrial and Print Finishing Group	4,440	5,924
Other	292	5,004
Total	$148,575 =======	$151,677 =======

In 2003, GBC recorded a $4.7 million non-cash charge to reflect the impairment of GBC's investment in GMP. The Company has an ownership interest in GMP of approximately 20%, and accounts for its investment under the equity method of accounting. In the fourth quarter of 2003, GBC recognized its share (approximating $1.2 million) of GMP's fourth quarter 2003 loss. As a result of GMP's poor financial performance and other business factors, GBC determined that its investment in GMP was impaired.

GBC's other intangible assets as of December 31, 2003 and 2002 are summarized below (000 omitted):

	Gross Carrying Amount at December 31,		Accumulated Amortization at December 31,
	2003	2002	2003	2002
Customer agreements and relationships	$7,000	$7,000	$(3,860)	$(3,107)
Patents	1,464	1,464	(1,171)	(878)
Total	$8,464 =====	$8,464 =====	$(5,031) =====	$(3,985) =====

Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense
2004	$1,047
2005	754
2006	754
2007	754
2008	124

(3) Foreign Currency Exchange and Translation

The assets and liabilities of GBC's subsidiaries outside the U.S. are translated from their local currencies at year end rates of exchange, and income and cash flow statements are translated at weighted-average rates of exchange. Foreign currency translation adjustments are included in other comprehensive income in the consolidated statements of income and as a separate component of stockholders' equity.

The accompanying consolidated statements of income include net gains and losses on foreign currency transactions. Such amounts are reported as other income (expense) and are summarized as follows (000 omitted):

Foreign Currency
Year Ended December 31,	Transaction Gain/(Loss) (1)
2003	$ (899)
2002	718
2001	(322)

(1)     Foreign currency transaction gains/losses are subject to income taxes at the respective country's effective tax rate.

(4) Inventories

Inventories are summarized as follows (000 omitted):
	December 31,
	2003	2002
Raw material	$19,239	$21,362
Work in progress	6,445	7,380
Finished goods	74,532	75,344
Gross inventory	100,216	104,086
Less reserves	(13,976)	(12,166)
Net inventory	$86,240 ======	$91,920 ======

(5) Restructuring and Other

Pre-tax restructuring charges in 2003 totaled $11.1 million, related to the following projects: a) relocating the manufacturing of labor intensive visual communication products from the Company's facility in Booneville, Mississppi to Nuevo Laredo, Mexico; b) closing a binder manufacturing plant in Amelia, Virginia and consolidating production in the Company's plant in Lincolnshire, Illinois; c) company-wide workforce reduction programs; and d) subleasing a manufacturing facility as part of a previously announced restructuring. Approximately 420 employees will be affected as a result of these actions.

The restructuring charges associated with the 2003 projects consist of the following (in millions):
Project	Severance	Asset Impairments and Other Exit Costs	Lease Cost	Total
Relocating manufacturing from Booneville to Nuevo Laredo	$2.6	$4.5	-	$ 7.1
Plant closure-Amelia, Virginia	0.2	-	-	0.2
Reduction-in-force programs	2.4	-	-	2.4
Sublease manufacturing facility	-	-	1.4	1.4
	$5.2 ===	$4.5 ===	$1.4 ===	$11.1 ====

The transition of manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico began in July 2003, and is expected to be completed by the end of the second quarter of 2004. The closing of the Amelia, Virginia plant commenced in the first quarter of 2004 and is expected to be completed by the end of second quarter of 2004. Initiatives related to work force reductions were implemented during the second half of 2003.

During 2002, GBC recorded pre-tax restructuring charges of $8.0 million for expenses related the following projects: a) closing the Company's facility in Buffalo Grove, Illinois and transfer the manufacturing and administrative functions to other GBC locations; b) downsizing a binder manufacturing facility in Amelia, Virginia; c) severance costs associated with the creation of the Commercial Consumer Group; and d) charges related to the reorganization of certain corporate and other support functions.

The restructuring charges associated with the 2002 projects consist of the following (in millions):
Project	Severance	Asset Impairments and Other Exit Costs	Lease Cost	Total
Buffalo Grove facility closure	$0.7	$1.6	$0.8	$ 3.1
Downsizing of Amelia facility	0.8	0.3	-	1.1
Commercial and Consumer Group	1.6	0.2	-	1.8
Reduction in support functions	2.0	-	-	2.0
	$5.1 ===	$2.1 ===	$0.8 ===	$8.0 ===

The transition of manufacturing operations from the Buffalo Grove facility was completed in 2002; administrative and support personnel previously located in the Buffalo Grove facility were transferred to other GBC locations by early 2003. Actions associated with the Amelia facility and other reductions in force were completed in 2002.

During 2001, GBC recorded pre-tax restructuring charges of $7.3 million, which consisted of: a) $2.7 million related to the shutdown of GBC's Ashland, Mississippi operations; b) $2.0 million related to closure of GBC's distribution and administrative facility in Germany; c) $0.5 million related to facility reductions in the United Kingdom; d) $0.4 million related to the shutdown of operations in Poland; and e) $1.7 million for work force reductions in the Company's, Europe, Commercial and Consumer, and Industrial and Print Finishing Groups.

The components of the restructuring expenses are as follows (000 omitted):
	Year ended December 31,
	2003	2002	2001
Severance and early retirement benefits	$5,240	$5,092	$3,916
Asset write-offs and write-downs	4,457	1,846	1,912
Lease cancellation expenses	1,405	845	612
All other restructuring expenses	-	230	829
Total restructuring expenses	$11,102 ======	$8,013 =====	$7,269 =====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs related to these activities that will be paid in future periods. The balance in the restructuring reserve at December 31, 2003 is primarily related to severance, asset write-downs, lease expenses, early retirement and other benefit expenses to be paid in the future periods.

Changes in the restructuring reserve for the years ended December 31, 2003 and 2002 were as follows (000 omitted):
	Severance	Asset Impairment and Other Exit Costs	Lease Cancellation Costs	Total
Balance at December 31, 2001	$ 3,223	$ 1,983	$ -	$ 5,206
Activities during the year:
Provision	5,092	2,076	845	8,013
Cash charges	(4,289)	(675)	(145)	(5,109)
Non-cash charges	-	(2,574)	-	(2,574)
Balance at December 31, 2002	4,026	810	700	5,536
Activities during the year:
Provision	5,240	4,457	1,405	11,102
Cash charges	(3,850)	(210)	(676)	(4,736)
Non-cash charges	-	(4,497)	839	(3,658)
Balance at December 31, 2003(1)	$ 5,416 =====	$ 560 ====	$ 2,268 =====	$ 8,244 =====
(1)The restructuring reserve at December 31, 2003 consisted of $6.3 million related to current items reported in the balance sheet as a separate item and $1.9 million related to long term lease cancellation costs reported in the balance sheet as a component of other long-term liabilities.

During 2003, 2002 and 2001, GBC incurred other charges of $4.7 million, $1.1 million and $6.2 million, respectively. The components of these charges are as follows (000 omitted):

	Year ended December 31,
	2003	2002	2001
Contractual severance payments to former CEO	$ -	$ -	$ 2,361
Signing bonus and transition expenses for new
Chairman and CEO	-	-	1,640
Severance payments for others, including former CFO	-	456	1,063
Loss on sale of assets of New Zealand operations	-	-	1,089
Production transition costs of closed/down-sized facilities	-	625	-
Impairment of investment in GMP	4,679	-	-
	$ 4,679 =====	$ 1,081 =====	$ 6,153 =====

(6) Retirement Plans and Post-retirement Benefits

GBC sponsors a 401(k) plan for its full-time domestic employees. The participants of the 401(k) plan may contribute from 1% to 25% of their eligible compensation on a pretax basis. GBC makes annual contributions that match 100% of pretax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. GBC's contributions to the plan were $3,003,000 in 2003, $3,319,000 in 2002 and $3,871,000 in 2001.

GBC's international subsidiaries sponsor a variety of defined benefit and defined contribution plans. These plans provide benefits that are generally based upon the employee's years of credited service. The benefits payable under these plans, for the most part, are provided by the establishment of trust funds or the purchase of insurance annuity contracts. At December

31, 2003, the accumulated benefit obligation (ABO) is in excess of the plan assets for certain of these plans. The projected benefit obligation, ABO, and fair value of plan assets at December 31, 2003 for these plans were $26.8 million, $25.8 million and $15.9 million, respectively, and $23.6 million, $22.7 million and $12.5 million at December 31, 2002, respectively.

In 2001, GBC established a defined benefit Supplemental Employee Retirement Plan ("SERP") for the Company's current Chairman, President and CEO. Benefits under the SERP vest over nine years. At age 62 and, assuming full vesting, the SERP would pay an annual pension benefit of $450,000. This plan is not currently funded.

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

The following tables provide a reconciliation of the changes in GBC's benefit plan obligations and the fair value of assets (000 omitted):
	Pension Benefits				Other Benefits
	2003		2002		2003	2002
	Domestic	International	Domestic	International	Domestic	Domestic
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$ 431	$26,418	$ 144	$21,305	$8,470	$8,653
Interest cost	28	1,388	10	1,206	531	601
Service cost	275	615	230	668	719	708
Contributions	-	245	-	206	-	-
Actuarial loss (gain)	57	(382)	47	2,530	1,574	(1,339)
Plan amendment		-		(1,049)	(385)	214
Benefit payments	-	(1,219)	-	(1,146)	(577)	(367)
Exchange rate fluctuations	-	3,259	-	1,649	-	-
Benefit obligation at end of year	$ 791 ====	$30,324 =====	$431 ===	$25,369 =====	$10,332 =====	$8,470 ====
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$16,828	$ -	$16,806	$ -	$ -
Actual return on plan asset	-	2,245	-	(1,873)	-	-
Contributions	-	1,517	-	1,175	577	367
Benefit payments	-	(1,219)	-	(1,146)	(577)	(367)
Exchange rate fluctuations	-	2,431	-	1,866	-	-
Fair value of plan assets at end of year	$ -	$21,802	$ -	$16,828	$ -	$ -
Reconciliation of funded status:
Funded status at end of year	$(791)	$(8,522)	$(431)	$(9,590)	$(10,332)	$(8,470)
Unrecognized transition (asset) obligation	-	-	-	(108)	373	629
Unrecognized prior service costs	-	(773)	-	(749)	214	214
Unrecognized loss	109	10,240	53	11,162	3,667	2,202
Net amount recognized	$(682) ====	$ 945 ====	$(378) ====	$ 715 ====	$(6,296) ======	$(5,425) ======

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2003 and 2002 (000 omitted):
	Pension Benefits				Other Benefits
	2003		2002		2003	2002
	Domestic	International	Domestic	International	Domestic	Domestic
Prepaid benefit cost	$ -	$1,490	$ -	$ 875	$ -	$ -
Accrued benefit liability	(791)	(10,104)	(378)	(10,365)	(6,296)	(5,425)
Accumulated other
Comprehensive income	109	9,559	-	10,205	-	-
Net amount recognized	$(682) ====	$ 945 ====	$(378) ====	$715 ====	$(6,296) =====	$(5,425) =====

The following table provides the components of net periodic pension cost for the plans for 2003, 2002, and 2001 (000 omitted):
	2003		2002		2001
	Domestic	International	Domestic	International	Domestic	International
Service cost	$ 275	$ 615	$ 230	$ 668	$ 138	$ 760
Interest cost	28	1,388	10	1,206	-	1,202
Expected return on plan assets	-	(1,182)	-	(1,278)	-	(1,511)
Amortization of unrecognized:
Net transition asset	-	(108)	-	(101)	-	(97)
Prior-service cost	-	(52)	-	(48)	-	29
Net loss	1	570	-	273	-	60
Net periodic pension cost	$ 304 ====	$1,231 =====	$ 240 ====	$ 720 ====	$ 138 ====	$ 443 ====

SFAS No. 87, "Employers' Accounting for Pensions," requires that a minimum liability be established when a pension plan's accumulated benefit obligation ("ABO") exceeds its net assets. The minimum pension liability must be at least equal to the unfunded ABO. As a result of unfavorable asset returns and a decline in interest rates during 2002, GBC recognized a minimum pension liability of $10.2 million. In 2003, this liability was reduced by $1.7 million (to $8.5 million), primarily due to improved asset returns. The minimum pension liability is reflected as a reduction to "other comprehensive income," which is a component of stockholder's equity.

The following table provides the components of net periodic post-retirement benefit cost for the plans for 2003, 2002, and 2001 (000 omitted):
	Other Benefits
	2003	2002	2001
Service cost	$ 719	$ 708	$ 582
Interest cost	531	601	605
Amortization of unrecognized:
Net transition obligation	85	63	62
Net loss	113	231	288
Total recognized post retirement benefit cost	$1,448 =====	$1,603 =====	$1,537 =====

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

	Pension Benefits				Other Benefits
	2003		2002		2003	2002
	Domestic	International	Domestic	International	Domestic	Domestic
Weighted -average assumptions as of December 31:
Discount rate	6.5%	1.5-6.5%	6.5%	1.5-6.5%	6.0%	6.5%
Expected return on plan assets	N/A	2.0-8.5%	N/A	2.0-9.0%	N/A	N/A
Rate of compensation increase	N/A	1.5-4.5%	N/A	1.5-4.5%	N/A	N/A

For measurement purposes, a 6.0 % annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to be 6.0% during 2004 and remain at this level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effects (000 omitted):
	1.0% Increase	1.0% Decrease
Effect on total of service and interest cost components of
Net periodic post retirement health care benefit costs	$125	$(111)
Effect on the health care component of the accumulated
Post retirement benefit obligation	$712	$(643)

(7) Debt and Credit Arrangements

During 2003, GBC entered into three new financing agreements. On June 26, 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). The new $197.5 million Primary Facility includes a $72.5 million multicurrency revolving credit line and a $125 million term loan. The maturity date on the Primary Facility is January 15, 2008, and it provides for significantly lower interest rate spreads than the previous senior credit facility (the "Previous Primary Facility"). In the fourth quarter of 2003, a payment of $2.5 million was made on the term loan. Outstanding borrowings under the Primary Facility totaled $122.5 million at December 31, 2003. Concurrent with the completion of the Primary Facility, GBC entered into a mortgage financing arrangement under which its real estate holdings in Northbrook and Skokie, Illinois and its real estate and equipment in Addison, Illinois are pledged as collateral (the "Mortgage Financing"). The $14.8 million in proceeds from the Mortgage Financing was used to repay a portion of the Previous Primary Facility. In April 2003, GBC entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008. The majority of the $16.8 million in proceeds from the Netherlands Facility was also used to repay a portion of the Previous Primary Facility. The Netherlands Facility had no outstanding borrowings as of December 31, 2003.

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

As of and for the year ended December 31, 2003, the Company was in compliance with all debt covenants.

The book value of GBC's variable rate debt approximated the fair market value as of December 31, 2003 and 2002. The market value of the Senior Subordinated Notes was approximately 101% of book value as of December 31, 2003.

Long-term debt consists of the following at December 31, 2003 and 2002 (000 omitted):
	December 31,
	2003	2002
Revolving Credit Facility
U.S. Dollar borrowings - Term loan - (weighted average floating interest rate of 5.66% at December 31, 2003)	$ 122,500	$ -
U.S. Dollar borrowings - Term A Notes - (weighted average floating interest rate of 8.41% at December 31, 2002)	-	130,390
U.S. Dollar borrowings - Term B Notes - (weighted average floating interest rate of 9.80% at December 31, 2002)	-	39,610

Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.25% at December 31, 2003 and 1.65% at December 31, 2002 )	6,840	6,855
IRB, due July 2008 -(floating interest rate of 1.86% at December 31, 2002 )	-	1,150
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Notes Payable, U.S. Dollar borrowing, due monthly August 2003 to July 2008 - (fixed interest rate of 6.62%)	13,798	-
Other borrowings	8,876	13,415
Total debt	302,014	341,420
Less-current maturities	(19,995)	(26,654)
Total long-term debt	$282,019 ======	$314,766 ======

The scheduled maturities of debt for each of the five years subsequent to December 31, 2003, are as follows (000 omitted):
Year Ending December 31,	Amount
2004	$19,995
2005	15,716
2006	18,195
2007	13,907
2008	227,154
Thereafter	7,047
Total	$302,014 ======

Currently, GBC has various short-term, variable-rate credit arrangements with borrowing capacity of $13.3 million. Outstanding borrowings under these arrangements totaled $5.8 million at December 31, 2003. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the lenders under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt, variable-rate credit arrangements for the three years ended December 31, 2003, 2002 and 2001 is as follows (000 omitted):

	Notes Payable To Banks Balance At End of the Year	Weighted Average Interest Rate At End of Year	Maximum Month-end Balance Outstanding During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
	(1)	(2)	(3)	(4)	(5)
2003	$ 5,819	4.0%	$10,085	$7,919	5.9%
2002	10,806	5.3	10,806	8,111	6.6
2001	7,202	5.2	9,309	8,334	8.8

(1)     Notes payable by GBC's foreign subsidiaries were $5,819 at December 31, 2003, $10,806 at December 31, 2002, and $7,202 at December 31, 2001.
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

(8) Derivative Financial Instruments

Interest Rate Swap Agreements

From time to time, GBC has entered into interest rate swap agreements to hedge its floating interest rate exposures. Under interest rate swap agreements, GBC agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed-upon notional amount. The swap agreements have various maturity dates through February 2005. GBC has applied hedge accounting for these instruments, and the fair values of the interest rate swap agreements are estimated using the net present value of the anticipated future cash flows. To the extent the hedges are effective, unrealized gains and losses are recorded in other comprehensive income; unrealized gains and losses on ineffective hedges are recognized in the income statement. Selected information related to GBC's interest rate swap agreements is as follows (in millions):

	December 31,
	2003	2002
Notional amount	$ 60.0	$ 80.0
Fair value - net unrecognized (loss) gain	(0.8)	(2.9)

GBC is exposed to potential losses in the event of nonperformance by the counterparties to the interest rate swap, although the Company attempts to mitigate this risk by diversifying its counterparties.

Foreign Exchange Contracts

GBC enters into foreign exchange contracts to hedge foreign currency risks. These contracts hedge firmly committed transactions such as inventory purchases, royalties, management fees, and intercompany loans. Gains and losses on foreign exchange contracts are recorded in a comparable manner to the underlying transaction being hedged (e.g., costs related to inventory purchases are recorded to inventory and recognized in cost of sales). Obligations under foreign exchange contracts are valued at either the spot rate or an appropriate forward rate at the respective balance sheet date. Selected information related to GBC's foreign exchange contracts is as follows (in millions):
	December 31,
	2003	2002
Notional amount	$80.3	$97.9
Fair value-net unrealized (loss) gain (1)	(3.3)	(1.4)

(1)As of December 31, 2003, GBC recorded cumulative unrealized losses of approximately $0.9 million in its consolidated statement of income related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized losses of approximately $2.4 million related to hedges of intercompany inventory purchases have been recorded in other comprehensive income.

Foreign exchange contracts as of December 31, 2003 had various maturities through December 2004. The unrealized gains and losses are substantially offset by changes in the valuation of the underlying items being hedged.

(9) Rents and Leases

GBC has entered into numerous operating leases, primarily for manufacturing and office facilities. Future minimum rental payments required for all non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows (000 omitted):

Year Ending December 31,	Operating Lease Payments
2004	$13,845
2005	11,514
2006	9,492
2007	8,098
2008	7,097
After 2008	15,024
Total minimum lease payments	$65,070 ======

Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $15.4 million, $16.3 million and $16.9 million, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):
	Year Ended December 31,
	2003	2002	2001
Numerator:
Net (loss) income available to common shareholders	$(3,262)	$(80,010)	$(19,471)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (1)	15,978	15,883	15,761
Effect of dilutive securities:
Employee stock options (3)	-	-	-
Denominator for diluted earnings per share - adjusted weighted-average shares (1) and assumed conversions	15,978 =====	15,883 =====	15,761 =====
Earnings per share - basic and diluted (2)	$(0.20) =====	$(5.04) =====	$(1.24) =====

                    (1)Weighted average shares includes both Common Stock and Class B Common Stock.
                    (2)Amounts represent per share amounts for both Common Stock and Class B Common Stock.
                    (3)GBC had 457,255, 479,648 and 328,191 dilutive shares outstanding as of December 31, 2003, 2002 and 2001 respectively. These options were not included in the calculation of earnings per share as they would have been anti-dilutive.

GBC has a non-qualified stock incentive plan for employees (the "Employee Plan") and non-employee directors (the "Director Plan"). Options may be granted under both plans at a price not less than the fair market value of the stock on the date of the grant. Options granted under the Employee Plan generally vest at a rate of 25% per year and can begin to be exercised one year after the grant date. Options granted under the Director Plan are generally exercisable six months or one year after the grant. In the event of a change in control of the Company, all options granted become 100% vested and are immediately exercisable.

A summary of the stock option activity is as follows (000 omitted):
	Year Ended December 31,
	2003		2002		2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Shares under option
at beginning of year	2,056	$12	1,831	$11	1,062	$15
Options granted	502	9	681	13	1,092	8
Options exercised	(92)	8	(149)	8	(69)	7
Options expired/canceled	(247)	21	(307)	14	(254)	14
Shares under option
at end of year	2,219 ====	10	2,056 ====	12	1,831 ====	11
Options exercisable	974 ===	10	743 ===	11	577 ===	12
Weighted average fair
Value of options granted		$6.07 ====		$8.89 ====		$5.31 ====

The 2,219,000 options outstanding at December 31, 2003 have exercise prices between $7.00 and $30.50 per share, with a weighted average exercise price of $10.37 per share and a weighted average remaining contractual life of 7.50 years.

The following is a summary of stock options outstanding at December 31, 2003 (option shares in 000's):

Options outstanding				Options exercisable
Range of exercise prices	Outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Exercisable	Weighted- average exercise price
$7-11	1,532	7.5	8.16	754	7.82
$12-25	617	8.0	13.61	187	14.56
$26-30	70	1.4	29.86	33	29.83
$7-30	2,219	7.5	10.37	974	9.86

As of December 31, 2002 and 2001, there were 743,349 and 576,923 options exercisable, respectively, at weighted-average exercise prices of $11.12 and $12.07, respectively.

GBC's stock option plan also provides for the grant of restricted stock units ("RSUs"). In 2003 and 2002, GBC awarded 203,302 and 102,000 RSU's respectively. The RSUs awarded in 2003 vest 33 1/3% in each of the three years subsequent, and are further subject to the achievement of certain business performance criteria. Based upon the level of achieved performance, the number of RSUs actually awarded can vary from 0% to 150% of the original grant. The RSUs awarded in 2002 vest 100% in 2005. Upon vesting, the RSUs will be converted into common stock of the Company unless the RSU award recipient elects to defer receipt of the shares. Compensation expense is recognized over the vesting period for the value of the RSUs based upon the value of GBC common stock. For 2003 and 2002, compensation expense of $727,000 and $389,000 respectively was recognized.

(11) Income Taxes

Income (loss) before taxes is as follows (000 omitted):

	Year Ended December 31,
	2003	2002	2001
United States	$(15,405)	$(12,637)	$(22,085)
Foreign	19,773	13,696	(2,235)
Total income (loss) before taxes	$ 4,368 =====	$ 1,059 =====	$(24,320) ======

The provision for income taxes is as follows (000 omitted):

	Year Ended December 31,
	2003	2002	2001
Current expense (benefit):
Federal	$ 22	$ 664	$ 13
State	(52)	80	36
Foreign	4,760	4,664	3,626
Total current	4,730	5,408	3,675
Deferred (benefit) expense:
Federal	2,857	(2,286)	(7,693)
State	(195)	(554)	(1,322)
Foreign	238	(523)	491
Total deferred	2,900	(3,363)	(8,524)
Total provision (benefit)	$7,630 =====	$2,045 =====	$(4,849) =====

GBC's income tax expense (benefit) varies from the statutory Federal income tax expense (benefit) as a result of the following factors (000 omitted):

	Year Ended December 31,
	2003	2002	2001

Income tax expense (benefit) at U.S. statutory tax rate	$ 1,529	$ 371	$ (8,512)
State income taxes, net of federal income tax benefit	(62)	(308)	(835)
Net effect of international subsidiaries' foreign tax rates	(1,923)	(653)	4,899
Net effect of foreign branches and remission of earnings (4)	1,470	575	(1,817)
Impairment of investment in GMP - not tax deductible	1,637	-	-
Foreign entity reorganization (3)	4,492	-	-
Other non -tax deductible items	592	1,449	1,101
Tax settlement (1)	(99)	(902)	-
Tax credits displaced by net operating loss carrybacks (2)	-	1,513	-
Other, net	(6)	-	315
Total provision (benefit)	$ 7,630 =====	$2,045 =====	$(4,849) ======
(1)GBC received state income tax refunds in 2003 and a U.S. Federal income tax refund in 2002, related to the settlement of an issue arising from one of its domestic subsidiaries.
(2)In 2002, new U.S. tax legislation enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997, generating a $7.5 million tax refund. The carryback also displaced previously utilized tax credits, which were written-off because GBC was not able to utilize them before the expiration of the carryover period.
(3)Represents a non-cash write-off of deferred tax assets as a result of a reorganization of certain international subsidiaries.
(4)In 2003, certain international tax audits were closed. As a result, GBC reversed previously accrued taxes, which reduced the income tax provision by approximately $1.3 million.

Significant components of GBC's deferred tax assets and liabilities are as follows (000 omitted):
	December 31,
	2003	2002
Items creating net current deferred tax assets (liabilities):
FAS No. 133 mark-to-market	$ 1,048	$ -
Net operating loss carryovers	3,438	2,267
Inventory valuation	3,325	2,855
Foreign deferred tax assets	1,823	1,461
Employee benefits	2,938	3,184
Restructuring reserves	2,631	3,208
Bad debt and sales return allowance	3,623	3,847
Other	3,176	3,982
Total current deferred tax assets	22,002	20,804
Items creating net long-term deferred tax assets (liabilities):
Depreciation	(8,048)	(9,573)
Amortization of intangible assets	(1,454)	7,618
Foreign deferred tax liabilities	(2,961)	(2,362)
Foreign tax credits	3,641	3,917
Withholding taxes	(833)	(833)
FAS No. 106 post retirement benefits	2,204	1,913
Net operating loss carryovers	22,029	19,647
Other	1,914	489
Gross long-term deferred tax assets	16,492	20,816
Valuation allowance	(19,900)	(20,014)
Total long-term deferred (liabilities) assets	(3,408)	802
Net deferred tax asset	$ 18,594 ======	$ 21,606 ======

At December 31, 2003, the Company has $76.4 million of net operating loss carry forwards available to reduce future taxable income of domestic and international companies. These loss carry forwards expire in the years 2004 through 2024 or have an unlimited carryover period. A valuation allowance of has been provided for a portion of the net operating loss carry forwards and other deferred tax assets that are more likely than not expected to expire before the Company can use such benefits.

(12) Contingencies

GBC is currently involved in matters of litigation arising from the normal course of business. None of the litigation matters either individually or in the aggregate is material to the Company. Additionally, GBC has on-going tax audits in the U.S. and various international jurisdictions. Accruals have been provided related to such litigation and tax matters based upon management's current estimate of the most likely outcomes. Based upon consultation with legal counsel and tax experts, GBC believes that if any additional liabilities were to arise from these matters that they would not have a material effect on the Company's financial position, results of operations or cash flows.

(13)     Business Segments and Foreign Operations

In 2003, GBC modified its segment reporting to reflect the Company's organizational changes. The changes primarily consisted of combining three of GBC's four business units into the following two new groups:

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

The Commercial and Consumer Group's revenues are primarily derived from the sale of binding, punching and laminating equipment and related supplies, visual communications products (writing boards, bulletin boards, easels, etc.), document shredders, custom binders and folders, and desktop accessories, as well as maintenance and repair services through both indirect channels (resellers, including office product superstores, contract/commercial stationers, wholesalers, mail order companies, mass marketers and other dealers) and direct channels (salespersons, telemarketers, internet portals, etc.). The Commercial and Consumer Group's products and services are sold to customers which include the home markets and office markets, commercial reprographic centers, educational and training markets, and government agencies throughout North and South America and the Asia/Pacific region. The Europe Group distributes many of the Commercial and Consumer Group's products to customers in Europe.

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

Certain segment information for the year ended December 31, 2002 and 2001 has been reclassified to conform to the current year presentation, including corporate costs which were formerly included in "all other" have now been reflected in "unallocated corporate items."

Segment data is provided below for the three years ended December 31, 2003, 2002 and 2001 (000 omitted).
	Unaffiliated Customer Sales			Affiliated Customer Sales
	Year ended December 31,			Year ended December 31,
	2003	2002	2001	2003	2002	2001
Commercial and Consumer Group	$ 460,243	$ 467,543	$ 465,121	$ 2,488	$ 3,171	$ 8,150
Industrial and Print Finishing Group	137,064	138,299	146,258	26,426	27,192	29,148
Europe	100,601	95,886	100,564	11,069	13,543	14,820
Eliminations	-	-	-	(39,983)	(43,906)	(52,118)
Total	$ 697,908 =======	$ 701,728 =======	$ 711,943 =======	$ - ==	$ - ==	$ - ==

	Operating Income			Total Segment Assets
	Year ended December 31,			December 31,
	2003	2002	2001	2003	2002	2001
Commercial and Consumer Group	$ 56,573	$ 58,510	$ 63,533	$ 341,367	$ 345,129	$ 448,969
Industrial and Print Finishing Group	17,204	18,301	18,659	70,499	71,829	73,733
Europe	6,085	1,359	(675)	56,498	56,036	66,686
Unallocated corporate items	(25,149)	(26,823)	(35,317)	62,219	81,515	129,782
Total	$ 54,713 ======	$ 51,347 ======	$ 46,200 ======	$ 530,583 =======	$ 554,509 =======	$ 719,170 =======

The following is a reconciliation of segment operating income to income before taxes and cumulative effect of accounting change (000 omitted):

	Year ended December 31,
	2003	2002	2001
Total segment operating income	$ 54,713	$ 51,347	$ 46,200
Interest expense	(34,408)	(39,898)	(37,153)
Restructuring and other expenses (1)	(15,781)	(10,143)	(34,372)
Other (expense) income	(156)	(247)	1,005
(Loss) income before taxes and
cumulative effect of accounting change	$ 4,368 =====	$ 1,059 =====	$ (24,320) =======

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

Financial information for the three years ended December 31, 2003, 2002 and 2001, by geographical area is summarized below. Export sales to foreign customers ($6.1 million in 2003, $7.7 million in 2002, and $8.6 million in 2001) have been classified in the following tables as part of the United States sales (000 omitted):

	Unaffiliated Customer Sales			Long-lived Assets
	Year ended December 31,			December 31,
	2003	2002	2001	2003	2002	2001
US	$ 440,337	$ 459,836	$ 465,562	$ 274,897	$ 352,677	$ 472,391
Europe	142,975	132,418	135,365	53,291	17,932	22,933
Other International	114,596	109,474	111,016	25,623	21,215	20,182
Eliminations	-	-	-	(81,342)	(104,108)	(101,388)
	$ 697,908 =======	$ 701,728 =======	$ 711,943 =======	$ 272,469 =======	$ 287,716 =======	$ 414,118 =======

(14) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2003 and 2002 was as follows (000 omitted except per share data):

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Sales	$169,435	$171,150	$175,092	$182,231
Gross profit (1)	67,470	68,192	69,949	72,594
(Loss) income before taxes	(645)	(7,181)	7,481	4,713
Net (loss) income	83	(5,124)	4,886	(3,107)
Net (loss) income per common share:
Basic	$0.01	$(0.32)	$0.31	$(0.19)
Diluted	0.01	(0.32)	0.30	(0.19)

	Three Months Ended
2002	March 31	June 30	September 30	December 31
Sales	$172,262	$174,336	$175,911	$179,219
Gross profit (1)	65,940	69,746	69,321	72,720
(Loss) income before taxes	(5,652)	1,730	356	4,625
Net (loss) income	(84,893)	2,097	(421)	3,207
Net (loss) income per common share:
Basic	$(5.37)	$0.13	$(0.03)	$0.20
Diluted	(5.37)	0.13	(0.03)	0.20

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

Consolidating Balance Sheets (000 omitted)

	December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 3,749	$ 1	$ 5,818	$ -	$ 9,568
Receivables, net	69,404	-	58,987	-	128,391
Inventories, net	48,424	406	37,410	-	86,240
Deferred tax assets	19,039	1,197	1,766	-	22,002
Other	-	5,519	6,393	-	11,912
Due from affiliates	-	38,039	41,525	(79,564)	-
Total current assets	140,616	45,162	151,899	(79,564)	258,113
Net capital assets	58,142	6,485	30,359	-	94,986
Goodwill and other intangibles, net of
accumulated amortization	121,814	22,394	7,800	-	152,008
Other	13,544	9,328	2,604	-	25,476
Investment in subsidiaries	159,297	182,757	-	(342,054)	-
Total assets	$ 493,413 =======	$ 266,126 =======	$ 192,662 =======	$ (412,618) ========	$ 530,583 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 35,057	$ 893	$ 15,303	$ -	$ 51,253
Accrued liabilities	58,981	170	25,968	-	85,119
Notes payable	-	-	5,819	-	5,819
Current maturities of long-term debt	13,165	-	1,011	-	14,176
Due to affiliates	30,337	-	26,096	(56,433)	-
Total current liabilities	137,540	1,063	74,197	(56,433)	156,367
Long-term debt - affiliated	519	-	3,135	(3,654)	-
Long-term debt, less current maturities	279,973	-	2,046	-	282,019
Other long-term liabilities	20,725	248	13,607	-	34,580
Deferred tax liabilities	447	-	2,961	-	3,408
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,727	121,115	167,539	(288,654)	26,727
Retained earnings	63,409	133,924	(63,091)	(70,833)	63,409
Treasury stock	(23,588)	-	-	-	(23,588)
Accumulated other comprehensive
income	(14,601)	9,776	(10,064)	288	(14,601)
Total stockholders' equity	54,209	264,815	96,716	(361,531)	54,209
Total liabilities and stockholders' equity	$ 493,413 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 530,583 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 12,747	$ 2	$ 5,502	$ -	$ 18,251
Receivables, net	67,810	25	53,874	-	121,709
Inventories, net	56,248	394	35,278	-	91,920
Deferred tax assets	17,714	1,741	1,349	-	20,804
Other	4,018	15	10,076	-	14,109
Due from affiliates	12,561	28,953	7,739	(49,253)	-
Total current assets	171,098	31,130	113,818	(49,253)	266,793
Net capital assets	71,832	6,980	28,065	-	106,877
Goodwill and other intangibles, net of
accumulated amortization	127,539	22,394	6,223	-	156,156
Other	9,187	11,640	3,856	-	24,683
Investment in subsidiaries	134,327	139,265	-	(273,592)	-
Total assets	$ 513,983 =======	$ 211,409 =======	$ 151,962 =======	$ (322,845) ========	$ 554,509 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 36,044	$ 987	$ 13,428	$ -	$ 50,459
Accrued liabilities	57,391	2,476	26,712	-	86,579
Notes payable	-	-	10,806	-	10,806
Current maturities of long-term debt	15,150	-	698	-	15,848
Due to affiliates	24,135	-	11,961	(36,096)	-
Total current liabilities	132,720	3,463	63,605	(36,096)	163,692
Long-term debt - affiliated	6,224	-	4,958	(11,182)	-
Long-term debt, less current maturities	312,855	-	1,911	-	314,766
Other long-term liabilities	20,053	183	13,684	-	33,920
Stockholders' equity:
Common stock	1,962	5	2,332	(2,337)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	23,561	117,733	164,157	(281,890)	23,561
Retained earnings	66,671	113,702	(75,518)	(38,184)	66,671
Treasury stock	(24,632)	-	-	-	(24,632)
Accumulated other comprehensive
income	(25,731)	(23,677)	(23,167)	46,844	(25,731)
Total stockholders' equity	42,131	207,763	67,804	(275,567)	42,131
Total liabilities and stockholders' equity	$ 513,983 =======	$ 211,409 =======	$ 151,962 =======	$ (322,845) ========	$ 554,509 =======

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 440,337	$ -	$ 257,571	$ -	$ 697,908
Affiliated sales	42,798	-	25,726	(68,524)	-
Net sales	483,135	-	283,297	(68,524)	697,908
Cost of sales, including development and
engineering	308,531	233	179,463	(68,524)	419,703
Selling, service and administrative	143,802	-	78,936	-	222,738
Amortization of intangible assets	754	-	-	-	754
Restructuring and other:
Restructuring	10,592	-	510	-	11,102
Other	4,679	-	-	-	4,679
Interest expense	33,062	347	1,557	(558)	34,408
Other (income) expense	(2,473)	(1,116)	3,187	558	156
(Loss) income before taxes and undistributed
earnings of wholly-owned subsidiaries	(15,812)	536	19,644	-	4,368
Income taxes	629	186	6,815	-	7,630
(Loss) income before undistributed earnings of
wholly-owned subsidiaries	(16,441)	350	12,829	-	(3,262)
Undistributed earnings (losses) of wholly-owned
subsidiaries	13,179	19,872	-	(33,051)	-
Net (loss) income	$ (3,262) ======	$ 20,222 ======	$ 12,829 ======	$ (33,051) =======	$ (3,262) ======

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 459,836	$ -	$ 241,892	$ -	$ 701,728
Affiliated sales	38,178	-	21,942	(60,120)	-
Net sales	498,014	-	263,834	(60,120)	701,728
Cost of sales:
	Product cost of sales, including development
and engineering	311,214	(151)	172,009	(60,120)	422,952
Inventory rationalization and write-down charges	672	-	377	-	1,049
Selling, service and administrative	151,182	26	75,368	-	226,576
Amortization of intangible assets	853	-	-	-	853
Restructuring and other:
Restructuring	7,257	-	756	-	8,013
Other	1,081	-	-	-	1,081
Interest expense	38,863	205	1,928	(1,098)	39,898
Other (income) expense	(921)	(489)	559	1,098	247
(Loss) income before taxes and undistributed
earnings of wholly-owned subsidiaries	(12,187)	409	12,837	-	1,059
Income (benefits) taxes	(3,787)	913	4,919	-	2,045
Cumulative effect of accounting change, net of taxes	34,428	(21,695)	66,291	-	79,024
(Loss) income before undistributed earnings of
wholly-owned subsidiaries	(42,828)	21,191	(58,373)	-	(80,010)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(37,182)	1,974	-	35,208	-
Net (loss) income	$ (80,010) =======	$ 23,165 ======	$ (58,373) =======	$ 35,208 ======	$ (80,010) =======

	Year ended December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 465,561	$ -	$ 246,382	$ -	$ 711,943
Affiliated sales	49,272	-	13,176	(62,448)	-
Net sales	514,833	-	259,558	(62,448)	711,943
Cost of sales:
	Product cost of sales, including development
and engineering	328,371	(28)	169,231	(62,448)	435,126
Inventory rationalization and write-down charges	4,885	-	3,958	-	8,843
Selling, service and administrative	153,887	16	78,056	-	231,959
Amortization of goodwill	6,917	751	2,043	-	9,711
Amortization of intangible assets	1,054	-	-	-	1,054
Restructuring and other:
Restructuring	3,827	-	3,442	-	7,269
Other	4,461	-	1,692	-	6,153
Interest expense	35,714	694	2,773	(2,028)	37,153
Other (income) expense	(4,631)	(1,770)	3,275	2,121	(1,005)
(Loss) income before taxes and undistributed
earnings of wholly-owned subsidiaries	(19,652)	337	(4,912)	(93)	(24,320)
Income (benefits) taxes	(3,370)	51	(738)	(792)	(4,849)
(Loss) income before undistributed earnings of
wholly-owned subsidiaries	(16,282)	286	(4,174)	699	(19,471)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(3,190)	-	-	3,190	-
Net (loss) income	$ (19,472) =======	$ 286 ====	$ (4,174) ======	$ 3,889 =====	$ (19,471) =======

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 30,347	$ 517	$ 20,760	$ 51,624
Investing activities:
Capital expenditures	(3,281)	(518)	(4,669)	(8,468)
Payments of acquisitions and investments	(2,162)	-	-	(2,162)
Proceeds from sale of plant and equipment	22	-	80	102
Net cash used in investing activities	(5,421)	(518)	(4,589)	(10,528)
Financing activities:
Increase (reduction) in intercompany borrowings	1,823	-	(1,823)	-
Proceeds of long-term debt-
maturities greater than 90 days	159,988	-	22,652	182,640
Repayments of long-term debt-
maturities greater than 90 days	(100,474)	-	(22,112)	(122,586)
Net change in borrowings-maturities
of 90 days or less	(91,640)	-	461	(91,179)
Decrease in current portion of
long-term obligations	(2,741)	-	(6,677)	(9,418)
Contribution related to Tax Allocation
Agreement	2,537	-	-	2,537
Payments of debt issuance costs	(4,154)	-	-	(4,154)
Proceeds from the exercise of stock options	737	-	-	737
Net cash used in (provided by) financing activities	(33,924)	-	(7,499)	(41,423)
Effect of exchange rates on cash	-	-	(8,356)	(8,356)
Net (decrease) increase in cash & cash equivalents	(8,998)	(1)	316	(8,683)
Cash and cash equivalents at the beginning of
the year	12,747	2	5,502	18,251
Cash and cash equivalents at the end of the period	$ 3,749 =====	$ 1 ==	$ 5,818 =====	$ 9,568 =====

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 30,437	$ 439	$ 15,590	$ 46,466
Investing activities:
Capital expenditures	(5,627)	(439)	(2,944)	(9,010)
Payments for acquisitions and investments	(416)	-	-	(416)
Proceeds from sale of subsidiary	470	-	-	470
Proceeds from sale of plant and equipment	885	-	401	1,286
Net cash used in investing activities	(4,688)	(439)	(2,543)	(7,670)
Financing activities:
Increase (reduction) in intercompany borrowings	11,196	-	(11,196)	-
Proceeds of long-term debt-
maturities greater than 90 days	344,610	-	-	344,610
Repayments of long-term debt-
maturities greater than 90 days	(270,000)	-	(827)	(270,827)
Net change in borrowings-maturities
of 90 days or less	(154,110)	-	2,426	(151,684)
Decrease in current portion of long-term debt	(150)	-	(36)	(186)
Payments of debt issuance costs	(3,438)	-	-	(3,438)
Contribution related to Tax Allocation
Agreement	1,490	-	-	1,490
Proceeds from the exercise of stock options	1,164	-	-	1,164
Net cash used in financing activities	(69,238)	-	(9,633)	(78,871)
Effect of exchange rates on cash	-	-	(1,610)	(1,610)
Net (decrease) increase in cash & cash equivalents	(43,489)	-	1,804	(41,685)
Cash and cash equivalents at the beginning of
the year	56,236	2	3,698	59,936
Cash and cash equivalents at the end of the period	$ 12,747 ======	$ 2 ==	$ 5,502 =====	$ 18,251 ======

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2001
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 50,815	$ 2,658	$ (2,268)	$ 51,205
Investing activities:
Capital expenditures	(8,582)	(625)	(5,690)	(14,897)
Payments for acquisitions and investments	(110)	-	-	(110)
Proceeds from sale of plant and equipment	362	8	168	538
Net cash used in investing activities	(8,330)	(617)	(5,522)	(14,469)
Financing activities:
Increase (reduction) in intercompany borrowings	(6,639)	-	6,639	-
Proceeds of long-term debt-
maturities greater than 90 days	98	-	1,125	1,223
Repayments of long-term debt-
maturities greater than 90 days	(1,862)	-	(321)	(2,183)
Net change in borrowings-maturities
of 90 days or less	17,358	-	(4,501)	12,857
Decrease in current portion of long-term debt	109	-	(42)	67
Purchases of treasury stock	(17)	-	-	(17)
Distribution related to Tax Allocation
Agreement	(439)	-	-	(439)
Proceeds from the exercise of stock options	526	-	-	526
Net cash provided by financing activities	9,134	-	2,900	12,034
Effect of exchange rates on cash	-	-	2,029	2,029
Net increase (decrease) in cash & cash equivalents	51,619	2,041	(2,861)	50,799
Cash and cash equivalents at the beginning of
the year	4,617	(2,039)	6,559	9,137
Cash and cash equivalents at the end of the period	$ 56,236 ======	$ 2 ==	$ 3,698 =====	$ 59,936 ======

Part II

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of GBC's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of GBC's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that GBC's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in GBC's periodic SEC filings.

Part III

Item 10.     Directors and Executive Officers of the Registrant

Information required under this Item is contained in the Registrant's 2004 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

GBC has adopted a code of ethics as required by the listing standards of the NASDAQ National Market and rules of the SEC. This code applies to all of the Company's directors, officers and employees. The code of ethics is published and available at www.GBC.com/code of ethics on GBC's website. The Company will post on its website any amendments to, or waivers from, our code of ethics applicable to any of its directors or executive officers. The foregoing information will be available in print to any share-holder who requests such information from General Binding Corporation, One GBC Plaza, Northbrook, IL. 60062, Attn: Office of the General Counsel.

Item 11. Executive Compensation

Information required under this Item is contained in the Registrant's 2004 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table summarizes information about the Company's common stock that may be issued upon the exercise of options, warrants or rights under all of the Company's equity compensation plans as of December 31, 2003. The following equity compensation plans were approved by the Company's shareholders: The General Binding Corporation 1989 Stock Option

Plan, as amended and restated, the General Binding Corporation 2001 Stock Incentive Plan for Employees, as amended and restated, and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan. The only equity compensation plan of the Company that has not been approved by the Company's shareholders is a Stock Option Agreement with one of the Company's former directors, Mr. James A. Miller.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,159,464	$10.43	876,589
Equity compensation plans not approved by security holders (1)	60,000	$ 7.81	-
Total	2,219,464 =======	$10.36 ====	876,589 ======

(1) On June 12, 2000, James A. Miller, one of the Company's directors at that time, was granted an option by the Company to acquire up to 75,000 shares of the Company's common stock at a price of $7.813 per share. Mr. Miller's option was fully exercisable as of December 31, 2003. The options available to Mr. Miller were exercised by him subsequent to December 31, 2003.

Other information required under this Item is contained in the Registrant's 2004 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is contained in the Registrant's 2004 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required under this Item is contained in the Registrant's 2004 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)      List of documents filed as part of this report

The following consolidated statements, schedules and exhibits of General Binding Corporation and its subsidiaries are filed as part of this report:

(1)     Financial Statements

The financial statements and notes thereto are located in Part II, Item 8 of this report.

(2)     Financial statement schedule

The financial schedule required by Item 15 (d), Valuation and Qualifying Accounts is located on page 74 of this report.

All other financial statements and schedules not listed have been omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

No.21:     Subsidiaries of the Registrant.

No.23.1:     Consent of PricewaterhouseCoopers LLP.

No.23.2:     Notice Regarding Absence of Consent of Arthur Andersen LLP.

Exhibit 31.1: Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2: Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1: Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2: Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

Registrant's Press Release dated October 22, 2003 as furnished to the SEC setting forth third quarter 2003 earnings.

Exhibits Filed With the Securities and Exchange Commission

Number and Description of Exhibit

3.       Certificates of Incorporation and Bylaws

3.1* Certificate of Incorporation, as amended May 11, 1988. Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

3.2* Restated By-Laws of General Binding Corporation Incorporated by reference to Exhibit 3(ii) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

10.3* Amendment to the Revolving Credit Facility dated as of June 26, 2003. Incorporated by reference to Form 10-K dated July 1, 2003.

16.*    Letter re: Change in Certifying Accountant. Incorporated by reference to the Registrants
           Form 8-K dated April 29, 2002.

21.     Subsidiaries of the Registrant

23.     Consents of Experts and Counsel

23.1: Consent of PricewaterhouseCoopers LLP.

23.2: Notice Regarding Absence of Consent of Arthur Andersen LLP.

31.     Certifications

31.1: Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2: Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.Certifications

32.1: Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2: Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference.

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
Jeffrey F. Hayden Vice President and Controller

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
Jeffrey P. Lane Director

Dated: March 15, 2004

Schedule II - Valuation and Qualifying Accounts

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors of
General Binding Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule information for each of the two years in the period ended December 31, 2003 listed in Item 15 (a)(2) of this Form 10-K. In our opinion, the financial statement schedule information for each of the two years in the period ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 financial statement schedule information of General Binding Corporation was audited by other independent accountants who have ceased operations. These independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated January 25, 2002.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2004

Allowances for Doubtful Accounts and Sales Returns

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of year	$18,568	$18,780	$17,400
Additions charged to expense	3,090	4,095	6,359
Deductions - write offs	(5,252)	(5,089)	(5,333)
Other (1)	208	782	354
Balance at end of year	$16,614 ======	$18,568 ======	$18,780 ======

(1)     Amounts primarily relate to the effects of foreign currency exchange rate changes and reclassifications to conform with the current presentation.