Form 10-Q
period 2004-03-31
GENERAL BINDING CORP
filed 2004-05-07
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
Outstanding at
Class	April 30, 2004
Common Stock, $0.125 par value	13,788,149
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 5,565	$ 9,568
Receivables, less allowances for doubtful accounts
and sales returns: 2004 - $16,273, 2003 - $16,614	129,370	128,391
Inventories:
Raw materials	17,969	19,239
Work in process	7,902	6,445
Finished goods	68,026	60,556
Total inventories	93,897	86,240
Deferred tax assets	21,540	22,002
Other	12,411	11,912
Total current assets	262,783	258,113

Total capital assets at cost	277,179	275,860
Less - accumulated depreciation	(185,684)	(180,874)
Net capital assets	91,495	94,986
Goodwill and other intangible assets, net of accumulated amortization	150,652	150,775
Other	26,672	25,476
Total assets	$ 531,602 =======	$ 529,350 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 52,355	$ 51,253
Accrued liabilities	83,069	85,119
Notes payable	5,222	5,819
Current maturities of long-term debt	14,675	14,176
Total current liabilities	155,321	156,367
Long-term debt, less current maturities	283,576	282,019
Other long-term liabilities	36,016	36,755
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	26,799	26,727
Retained earnings	63,859	63,409
Treasury stock	(22,102)	(23,588)
Accumulated other comprehensive income	(14,129)	(14,601)
Total stockholders' equity	56,689	54,209
Total liabilities and stockholders' equity	$ 531,602 =======	$ 529,350 =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Net sales	$ 170,931	$ 169,435
Cost of sales:
Product cost of sales, including development and engineering	105,606	101,965
Selling, service and administrative	56,199	57,549
Amortization of intangible assets	188	188
Restructuring	823	1,405
Interest expense	6,792	9,298
Other expense (income), net	345	(325)
Income (loss) before income taxes	978	(645)
Income tax expense (benefit)	528	(728)
Net income	$ 450 ====	$ 83 ====
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(406)	2,010
Income on derivative financial instruments	878	953
Comprehensive income	$ 922 ====	$ 3,046 =====

Earnings per common share:
Basic and Diluted (1)	$ 0.03 ====	$ 0.01 =====

Weighted average number of common shares outstanding:
Basic (2)	16,111	15,951
Diluted (2)	16,881	16,206

(1)	Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2)	Weighted average shares includes both Common Stock and Class B Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:	(unaudited)	(unaudited)
Net income/(loss)	$ 450	$ 83
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,928	5,615
Amortization	1,297	1,247
Restructuring and other expenses	823	1,405
Provision for doubtful accounts and sales returns	731	772
Provision for inventory reserves	1,498	1,149
(Increase) decrease in non-current deferred taxes	(925)	29
(Increase) decrease in other long term assets	(1,118)	(491)
Other	(85)	2,442
Changes in current assets and liabilities:
Increase in receivables	(2,056)	(2,665)
(Increase) decrease in inventories	(9,377)	2,111
Increase in other current assets	(535)	(4,034)
(Increase) decrease in deferred tax assets	1	(126)
Increase (decrease) in accounts payable and accrued liabilities	(134)	(6,168)
Decrease in accrued income taxes	(100)	(2,195)

Net cash (used in) operating activities	(4,602)	(826)

Cash flows from investing activities:
Capital expenditures	(1,576)	(1,423)
Payments for acquisitions and investments	(604)	(1,026)
Proceeds from sale of plant and equipment	-	11

Net cash (used in) investing activities	(2,180)	(2,438)

Cash flows from financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	17,981	-
Repayments of long-term debt-maturities greater than 90 days	(15,642)	(74,625)
Net change in borrowings-maturities of 90 days or less	45	69,177
(Decrease) increase in current portion of long-term debt	(887)	-
Payments for debt issuance costs	(78)	(20)
Contribution (distribution) related to Tax Allocation Agreement	-	2,537
Proceeds from the exercise of stock options	1,126	128

Net cash provided by (used in) financing activities	2,545	(2,803)

Effect of exchange rates on cash	234	(104)

Net decrease in cash and cash equivalents	(4,003)	(6,171)

Cash and cash equivalents at the beginning of year	9,568	18,251

Cash and cash equivalents at the end of the period	$ 5,565 ======	$ 12,080 =======

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Interest	$ 3,473	$ 5,665
Income Taxes paid (recovered)	1,706	(583)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          (1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of March 31, 2004 and December 31, 2003 and the results of their operations and cash flows for the three months ended March 31, 2004 and 2003 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Such estimates and management judgement include the allowance for doubtful accounts and sales returns, allowances for slow-moving and obsolete inventory, deferred income tax valuation allowance, tax reserves, and long-lived assets. Actual results could differ from the estimates used by management.

Certain amounts for prior periods have been reclassified to conform to the 2004 presentation.

          (2) Stock Compensation Plan

GBC has stock-based compensation plans for employees and non-employee directors that provide for the issuance of stock options and restricted stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with the intrinsic value method, no compensation expense is recognized for the Company's fixed stock option plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all stock-based compensation (000 omitted):

	Three months ended March 31,
	2004	2003
Net income, as reported	$ 450	$ 83
Add: Stock-based compensation expense included in reported net income, net of tax	432	111
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	$(1,120)	$(684)
Pro forma net income (loss)	$ (238)	$(490)
Earnings (loss) per share - basic and diluted
As reported	$ 0.03 ======	$ 0.01 =====
Pro forma	$ (0.01) ======	$(0.03) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2004 and 2003 respectively: expected life of ten years for 2004 and 2003; expected volatility of 59% and 56%; and risk-free interest rates of 4.41% and 3.78%. The weighted-average fair values of stock options granted during the periods were $12.02 and $6.09 in 2004 and 2003, respectively.

          (3) Borrowings

A significant portion of GBC's long-term funding has been provided through its primary senior credit facility (the "Primary Facility"). As of March 31, 2004, the Primary Facility was comprised of a $72.5 million multicurrency revolving credit facility and term loans totaling $120.0 million. Outstanding borrowings under the Primary Facility at March 31, 2004 included $120 million for the term loan, and outstanding letters of credit of $13.1 million which reduces GBC's availability under the revolving credit line. GBC is also party to a mortgage financing arrangement under which certain of its real estate holdings and equipment are pledged as collateral ("Mortgage Financing"), as well as a multicurrency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of March 31, 2004, the outstanding balances on the Mortgage Financing and the Netherlands Facility were $13.1 million and $5.2 million, respectively.

Interest rates on the Primary Facility are variable and are set at LIBOR plus 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loan. Borrowings under the Primary Facility are subject to a "pricing grid" which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage, fixed charge coverage, as well as a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. In addition to the restrictive covenants, multicurrency revolving credit line borrowings are subject to a "borrowing base" which is determined based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of its assets pledged under the Mortgage Financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of the equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

As of and for the three months ended March 31, 2004, the Company was in compliance with all debt covenants.

Long-term debt consisted of the following at March 31, 2004 and December 31, 2003 (000 omitted):

	March 31,	December 31,
	2004	2003
Credit Facilities
U.S. Dollar borrowings - Term loan - (weighted average floating interest rate of 5.64% at March 31, 2004 and 5.66% at December 31, 2003)	$ 120,000	$ 122,500
Euro borrowings - Netherlands Facility (weighted average floating interest rate of 4.5% at March 31, 2004)	5,226	-
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.12% at March 31, 2004 and 1.25% at December 31, 2003)	6,840	6,840
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Notes Payable, U.S. Dollar borrowing, due monthly August 2003 to July 2008 - (fixed interest rate of 6.62%)	13,148	13,798
Other borrowings	8,259	8,876
Total debt	303,473	302,014
Less-current maturities	(19,897)	(19,995)
Total Long-term debt	$283,576 =======	$282,019 =======

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended March 31,
	2004	2003
Numerator:
Net income available to common shareholders	$ 450 =====	$ 83 =====
Denominator:
Denominator for basic earnings per share - Weighted average number of common Shares outstanding (1)	16,111	15,951
Effect of dilutive securities:
Employee stock options (3)	539	107
Restricted stock units	231	148
Denominator for diluted earnings per share - Adjusted weighted-average shares (1) and assumed conversions	16,881	16,206

Earnings per share - basic and diluted (2)	$0.03 ====	$0.01 ====

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2)  Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3)  As of March 31, 2004, GBC had 1,939,335 stock options outstanding with an exercise or conversion price below the market value on that date.

(5) Restructuring and Other

During the first quarter of 2004, GBC recorded restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003. During the first quarter of 2003, GBC recorded additional restructuring charges of $1.4 million related to the subleasing of a manufacturing facility in Buffalo Grove, Illinois. The additional charge represents the incremental difference between GBC's obligation under the lease and the rental payments to be received from the subtenant.

The components of the restructuring expenses are as follows (000 omitted):

	Three months ended March 31,
	2004	2003

Severance and early retirement benefits	$ 823	$ -
Contractual lease expenses	-	1,405
Total restructuring expenses	$ 823 ====	$1,405 =====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at March 31, 2004 is primarily related to severance, asset write-downs, lease expenses, early retirement and other benefit expenses to be paid in future periods.

Changes in the restructuring reserve for the three months ended March 31, 2004 were as follows (000 omitted):

	Severance	Asset Impairment and Other Exit Costs	Lease Cancellation Costs	Total

Balance at December 31, 2003	$ 5,416	$ 560	$ 2,268	$8,244
Activities during the year:
Provisions	823	-	-	823
Cash charges	(888)	(31)	(78)	(997)
Non-cash charges	-	(133)	-	(133)
Balance at March 31, 2004(1)	$ 5,351 =====	$ 396 ====	$2,190 =====	$ 7,937 =====

(1) The restructuring reserve at March 31, 2004 consisted of $6.0 million related to current items reported in the balance sheet as a separate item and $1.9 million related to long-term lease cancellation costs reported in the balance sheet as a component of other long-term liabilities.

(6) Retirement Plans and Post-Retirement Benefits

The following table summarizes the components of net periodic pension cost for the Company's retirement plans (000 omitted):

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Domestic	International	Domestic	International
Service Cost	$ 65	$ 583	$ 69	$ 361
Interest Cost	10	947	7	675
Expected return on plan assets	-	(1,156)	-	(636)
Amortization of unrecognized:
Net transaction obligation	-	-	-	1
Recognized losses	1	151	-	68
Prior service cost	-	(17)	-	(12)
Total	$ 76 ===	$ 508 ====	$ 76 ===	$ 457 ====

Company contributions	$ - ===	$ 205 ====	$ - ===	$ 135 ====

The following summarizes the components of net periodic post-retirement benefit cost (000 omitted):

	Three months ended March 31,
	2004	2003
Service cost	$ 219	$ 182
Interest cost	159	133
Amortization of unrecognized:
Net transaction obligation	11	21
Recognized losses	61	28
Total	$ 450 ====	$ 364 ====

(7) Business Segments

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," GBC has identified three reportable operating segments based on the organization of GBC into business groups comprised of similar products and services.

The Commercial and Consumer Group (CCG) focuses on "consumer-ready" products that leverage GBC's leadership among customers of its binding, laminating and information-display products in the work, school and home environments.

The Industrial and Print Finishing Group (IPFG) targets print-for-pay and other finishing customers who use GBC's professional-grade finishing equipment and supplies as a part of their mass production of sophisticated, professional applications.

The Europe Group distributes many "consumer-ready" binding, laminating and visual communication products to customers in the work, school and home environments. In addition, the Europe Group markets professional-grade finishing equipment and supplies to commercial reprographic centers.

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

Segment data is provided below for the three months ended March 31, 2004 and 2003 (000 omitted):
	Unaffiliated Customer Sales		Affiliated Customer Sales
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003

Commercial and Consumer Group	$105,428	$ 109,570	$ 1,724	$ 2,251
Industrial and Print Finishing Group	37,803	33,534	6,281	5,199
Europe	27,700	26,331	3,350	3,510
Eliminations	-	-	(11,355)	(10,960)
Total	$170,931 ======	$ 169,435 =======	$ - ======	$ - ======

	Operating Income		Total Segment Assets
	Three months ended March 31,		March 31,	December 31,
	2004	2003	2004	2003

Commercial and Consumer Group	$ 8,604	$11,626	$ 343,106	$ 341,367
Industrial and Print Finishing Group	4,795	4,554	72,554	70,499
Europe	2,150	1,288	55,501	56,498
Unallocated corporate items	(6,611)	(7,735)	60,441	60,986
Total	$ 8,938 =====	$ 9,733 =====	$ 531,602 =======	$ 529,350 =======

The following is a reconciliation of segment operating income to income before taxes (000 omitted):
	Three months ended March 31,
	2004	2003

Total segment operating income	$ 8,938	$ 9,733
Interest expense	(6,792)	(9,298)
Restructuring and other expenses	(823)	(1,405)
Other income (expense)	(345)	325
Income (loss) before taxes and
cumulative effect of accounting change	$ 978 =====	$ (645) =====

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

Financial information for the three months ended March 31, 2004 and 2003, by geographical area is summarized below (000 omitted):

	Unaffiliated Customer Sales		Total Long-lived Assets
	Three months ended March 31,		March 31,	December 31,
	2004	2003	2004	2003

US	$ 98,086	$ 105,620	$306,870	$ 273,664
Europe	40,533	36,593	54,569	53,291
Other International	32,312	27,222	26,210	25,623
Eliminations	-	-	(118,830)	(81,342)
Total	$170,931 ======	$ 169,435 =======	$268,819 =======	$ 271,236 =======

(8) New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN No. 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Under FIN No. 46, a variable interest entity would be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. GBC's adoption of FIN No. 46 in the first quarter of 2004 has had no impact on its financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS No. 132, " Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises certain disclosures about pension plans and other postretirement benefit plans. The additional disclosures required by this statement include: information describing the types of plan assets; investment strategy; measurement date(s); plan obligations; cash flows; and components of net periodic benefit cost to be recognized during interim periods. GBC adopted the interim period disclosures in the first quarter of 2004, and is required to adopt the new disclosures related to foreign plans and estimated future benefit payments in the fourth quarter of 2004.

(9) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets are impaired. The annual impairment test is performed as of January 1. In 2004, it was determined that the Company's goodwill balances were not impaired.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of March 31, 2004, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's other intangible assets as of March 31, 2004 and December 31, 2003 are summarized below (000 omitted):

	Gross Carrying Amount at		Accumulated Amortization at
	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003

Customer agreements and relationships	$5,767	$5,767	$ (4,048)	$(3,860)
Patents	1,464	1,464	(1,244)	(1,171)
Total	$7,231 =====	$7,231 =====	$ (5,292) ======	$(5,031) ======

Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense

2004	$ 751
2005	458
2006	458
2007	458
2008	75

(10) Subsidiary Guarantor Information

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

Consolidating Balance Sheets (000 omitted)
	March 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,635	$ 1	$ 3,929	$ -	$ 5,565
Receivables, net	65,950	-	63,420	-	129,370
Inventories, net	61,518	418	31,961	-	93,897
Deferred tax assets	18,578	1,197	1,765	-	21,540
Other	3,640	27	8,744	-	12,411
Due from affiliates	-	56,309	40,392	(96,701)	-
Total current assets	151,321	57,952	150,211	(96,701)	262,783
Net capital assets	55,864	6,195	29,436	-	91,495
Goodwill and other intangibles, net of
accumulated amortization	120,320	22,394	7,938	-	150,652
Other	11,052	9,338	6,282	-	26,672
Investment in subsidiaries	156,137	173,970	-	(330,107)	-
Total assets	$494,694 ======	$ 269,849 =======	$ 193,867 =======	$(426,808) =======	$ 531,602 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 35,126	$ 930	$ 16,299	$ -	$ 52,355
Accrued liabilities	55,790	760	26,519	-	83,069
Notes payable	-	-	5,222	-	5,222
Current maturities of long-term debt	13,709	-	966	-	14,675
Due to affiliates	37,490	-	17,983	(55,473)	-
Total current liabilities	142,115	1,690	66,989	(55,473)	155,321
Long-term debt - affiliated	200	-	3,018	(3,218)	-
Long-term debt, less current maturities	276,279	-	7,297	-	283,576
Other long-term liabilities	19,411	199	16,406	-	36,016
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,799	121,108	167,539	(288,647)	26,799
Retained earnings	63,859	137,315	(58,600)	(78,715)	63,859
Treasury stock	(22,102)	-	-	-	(22,102)
Accumulated other comprehensive income	(14,129)	9,537	(11,114)	1,577	(14,129)
Total stockholders' equity	56,689	267,960	100,157	(368,117)	56,689
Total liabilities and stockholders' equity	$494,694 ======	$ 269,849 =======	$ 193,867 =======	$(426,808) =======	$ 531,602 =======

Consolidating Balance Sheets (000 omitted)
	December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 3,749	$ 1	$ 5,818	$ -	$ 9,568
Receivables, net	69,404	-	58,987	-	128,391
Inventories, net	48,424	406	37,410	-	86,240
Deferred tax assets	19,039	1,197	1,766	-	22,002
Other	-	5,519	6,393	-	11,912
Due from affiliates	-	38,039	41,525	(79,564)	-
Total current assets	140,616	45,162	151,899	(79,564)	258,113
Net capital assets	58,142	6,485	30,359	-	94,986
Goodwill and other intangibles, net of
accumulated amortization	120,581	22,394	7,800	-	150,775
Other	13,544	9,328	2,604	-	25,476
Investment in subsidiaries	159,297	182,757	-	(342,054)	-
Total assets	$ 492,180 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 529,350 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 35,057	$ 893	$ 15,303	$ -	$ 51,253
Accrued liabilities	58,981	170	25,968	-	85,119
Notes payable	-	-	5,819	-	5,819
Current maturities of long-term debt	13,165	-	1,011	-	14,176
Due to affiliates	30,337	-	26,096	(56,433)	-
Total current liabilities	137,540	1,063	74,197	(56,433)	156,367
Long-term debt - affiliated	519	-	3,135	(3,654)	-
Long-term debt, less current maturities	279,973	-	2,046	-	282,019
Other long-term liabilities	19,939	248	16,568	-	36,755
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,727	121,115	167,539	(288,654)	26,727
Retained earnings	63,409	133,924	(63,091)	(70,833)	63,409
Treasury stock	(23,588)	-	-	-	(23,588)
Accumulated other comprehensive income	(14,601)	9,776	(10,064)	288	(14,601)
Total stockholders' equity	54,209	264,815	96,716	(361,531)	54,209
Total liabilities and stockholders' equity	$ 492,180 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 529,350 =======

Consolidating Income Statements (000 omitted)

	Three months ended March 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 98,086	$ -	$ 72,845	$ -	$ 170,931
Affiliated sales	11,086	-	7,734	(18,820)	-
Net sales	109,172	-	80,579	(18,820)	170,931
Cost of sales, including development and engineering	73,745	19	50,662	(18,820)	105,606
Selling, service and administrative	34,088	-	22,111	-	56,199
Amortization of intangible assets	188	-	-	-	188
Restructuring	341	-	482	-	823
Interest expense	6,469	5	541	(223)	6,792
Other (income) expense	(895)	(150)	1,167	223	345
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(4,764)	126	5,616	-	978
Income (benefits) taxes	(2,573)	68	3,033	-	528
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(2,191)	58	2,583	-	450
Undistributed earnings (losses) of wholly-owned subsidiaries	2,641	3,332	-	(5,973)	-
Net income (loss)	$ 450 ====	$ 3,390 =====	$ 2,583 =====	$ (5,973) ======	$ 450 ====

	Three months ended March 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$105,620	$ -	$ 63,815	$ -	$ 169,435
Affiliated sales	10,767	-	7,444	(18,211)	-
Net sales	116,387	-	71,259	(18,211)	169,435
Cost of sales, including development and engineering	74,278	185	45,713	(18,211)	101,965
Selling, service and administrative	37,497	-	20,052	-	57,549
Amortization of intangible assets	188	-	-	-	188
Restructuring and other:	1,405	-	-	-	1,405
Interest expense	9,078	60	299	(139)	9,298
Other (income) expense	(438)	(588)	562	139	(325)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(5,621)	343	4,633	-	(645)
Income (benefits) taxes	(2,718)	137	1,853	-	(728)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(2,903)	206	2,780	-	83
Undistributed earnings (losses) of wholly-owned subsidiaries	2,986	3,498	-	(6,484)	-
Net income (loss)	$ 83 ===	$ 3,704 =====	$ 2,780 =====	$ (6,484) ======	$ 83 ===

Consolidating Statement of Cash Flows (000 omitted)
	Three months ended March 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$ 1,236	$ 175	$ (6,013)	$ -	$ (4,602)
Investing activities:
Capital expenditures	(761)	(175)	(640)	-	(1,576)
Payments for acquisitions and investments	(604)	-	-	-	(604)
Proceeds from sale of plant and equipment	-	-	-	-	-
Net cash used in investing activities	(1,365)	(175)	(640)	-	(2,180)
Financing activities:
Increase (reduction) in intercompany borrowings	117	-	(117)	-	-
Proceeds of long-term debt-maturities greater than 90 days	5,000	-	12,981	-	17,981
Repayments of long-term debt-maturities greater than 90 days	(8,150)	-	(7,492)	-	(15,642)
Net change in borrowings-maturities of 90 days or less	-	-	45	-	45
Increase (decrease) in current portion of
long-term obligations	-	-	(887)	-	(887)
Payments of debt issuance costs	(78)				(78)
Proceeds from the exercise of stock options	1,126	-	-	-	1,126
Net cash used in financing activities	(1,985)	-	4,530	-	2,545
Effect of exchange rates on cash	-	-	234	-	234
Net (decrease) increase in cash & cash equivalents	(2,114)	-	(1,889)	-	(4,003)
Cash and cash equivalents at the beginning of the year	3,749	1	5,818	-	9,568
Cash and cash equivalents at the end of the period	$ 1,635 =====	$ 1 ==	$ 3,929 =====	$ - ==	$ 5,565 =====

	Three months ended March 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$ (5,155)	$ 9	$ 4,320	$ -	$ (826)
Investing activities:
Capital expenditures	(947)	(10)	(466)	-	(1,423)
Payments for acquisitions and investments	(1,026)	-	-	-	(1,026)
Proceeds from sale of plant and equipment	-	-	11	-	11
Net cash used in investing activities	(1,973)	(10)	(455)	-	(2,438)
Financing activities:
Increase (reduction) in intercompany borrowings	1,050	-	(1,050)	-	-
Repayments of long-term debt-maturities greater than 90 days	(74,625)	-	-	-	(74,625)
Net change in borrowings-maturities of 90 days or less	70,860	-	(1,683)	-	69,177
Contribution related to Tax Allocation	2,537				2,537
Payments of debt issuance costs	(20)	-	-	-	(20)
Proceeds from the exercise of stock options	128	-	-	-	128
Net cash used in financing activities	(70)	-	(2,733)	-	(2,803)
Effect of exchange rates on cash	-	-	(104)	-	(104)
Net (decrease) increase in cash & cash equivalents	(7,198)	(1)	1,028	-	(6,171)
Cash and cash equivalents at the beginning of the year	12,747	2	5,502	-	18,251
Cash and cash equivalents at the end of the period	$ 5,549 =====	$ 1 ==	$ 6,530 =====	$ - ==	$ 12,080 ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

Results of Operations - Quarter Ended March 31, 2004 compared to Quarter Ended March 31, 2003

Sales

GBC's net sales for the first quarter of 2004 increased 0.9% to $170.9 million compared to $169.4 million in the first quarter of 2003. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited sales by approximately 6.0% in the first quarter of 2004. Net sales by business segment are summarized below (000 omitted):

	Three months ended March 31,
	2004	2003

Commercial and Consumer Group	$105,428	$ 109,570
Industrial and Print Finishing Group	37,803	33,534
Europe Group	27,700	26,331
Net Sales	$170,931 ======	$ 169,435 =======

The Commercial and Consumer Group's sales decreased $4.1 million or 3.8% for the first quarter of 2004 when compared to 2003, primarily due to pricing-pressures in the Group's Office Products business and lower sales of custom supply products in its Direct Sales business. Sales for the Industrial and Print Finishing Group increased by $4.3 million or 12.7% in the first quarter of 2004 when compared to the prior year, primarily due to increases in the Group's International and Digital Print Finishing businesses. Sales in Europe increased $1.4 million or 5.2% in 2004, due to the effect of a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited the Europe group by approximately 14.0% in the first quarter of 2004. The decrease in local currency sales in Europe is due to: a) reduced sales of lamination products to certain customers; and b) a competitive pricing environment for certain supply items.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the first quarter of 2004 declined 1.6 points to 38.2% compared to the first quarter of 2003. Gross profit margins improved in Europe and other businesses. However, such improvements were offset by gross profit margin declines in the Commercial and Consumer Group's Office Products and the Industrial and Print Finishing Group's Commercial Film businesses due to competitive pricing-pressures.

Despite the impact of foreign exchange rates, total selling, service and administrative expenses decreased $1.4 million or 2.3% in the first quarter of 2004 compared to 2003, primarily due to the initiatives of the Operational Excellence Program. The weaker U.S. dollar increased expenses by approximately 5.0% in 2004.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Three months ended March 31,
	2004	2003

Commercial and Consumer Group	$ 8,604	$ 11,626
Industrial and Print Finishing Group	4,795	4,554
Europe Group	2,150	1,288
Unallocated corporate items	(6,611)	(7,735)
Total	$8,938 =====	$9,733 =====

Operating income for the first quarter of 2004 decreased 8.2% or $0.8 million compared to 2003. Operating income in the Commercial and Consumer Group decreased by $3.0 million in the first quarter of 2004, primarily due to the reduction in gross profit margins in the Group's Office Products business. The Industrial and Print Finishing Group's operating income increased approximately 5.3% in the first quarter of 2004 compared to 2003, as higher sales offset a reduced gross profit margin in the Commercial Films business. Europe's operating income improved by $0.9 million in the first quarter of 2004 compared to 2003, due to a higher gross profit margin and reduced operating expenses. Corporate expenses are lower in 2004 compared to 2003 primarily as a result of reduced spending on information services.

Restructuring and Other

During the first quarter of 2004, GBC incurred restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003.

In 2003, GBC recorded restructuring charges of $1.4 million related to the subleasing of a manufacturing facility as part of a previously-announced rationalization.

Interest Expense

Interest expense decreased by $2.5 million to $6.8 million in the first quarter of 2004 compared to 2003, as a result of lower average outstanding borrowings and lower interest rates on the Company's primary senior credit facility which was refinanced in June, 2003.

Other (Income) Expense

Other expenses totalled $0.3 million in the first quarter of 2004, compared to income of $0.3 million in 2003.

Income Taxes

In the first quarter of 2004, GBC's income tax expense was $0.5 million compared to an income tax benefit of $0.7 million in 2003. The benefit realized in 2003 was due to adjustments arising from the reconciliation of the 2002 U.S. Federal income tax return, along with certain state income tax refunds.

Net Income

GBC had net income of $0.5 million for the first quarter of 2004 ($0.03 per share), compared to net income of $0.1 million for the first quarter of 2003 ($0.01 per share).

Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its overall debt capacity and ability to generate cash from operations to fund its operating activities, capital needs and debt service requirements. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, interest and debt service requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms. GBC's primary sources of liquidity and capital resources are internally-generated cash flows and borrowings under GBC's revolving credit facility.

GBC's primary source of liquidity is a multicurrency revolving credit facility established on January 13, 1997 with a group of international financial institutions (the "Primary Facility"). As of March 31, 2004, the Primary Facility was comprised of a $72.5 million multicurrency revolving credit facility and term loans totaling $120.0 million. Outstanding borrowings under the Primary Facility at March 31, 2004 included $120 million for the term loan and outstanding letters of credit of $13.1 million, which reduce GBC's availability under the revolving credit line. GBC is also party to a mortgage financing arrangement under which certain of its real estate holdings and equipment are pledged as collateral ("Mortgage Financing"), as well as a multicurrency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of March 31, 2004, the outstanding balances on the Mortgage Financing and the Netherlands Facility were $13.1 million and $5.2 million, respectively.

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

As of March 31, 2004, GBC was in compliance with all covenants under the Facility.

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

Cash used in operating activities was $4.6 million for the three months ended March 31, 2004, compared to $0.8 million in 2003.

Net cash used in investing activities was $2.2 million during 2004, compared to $2.4 million in 2003.

Net cash provided by financing activities was $2.5 million during 2004, compared to $2.8 million of cash used in financing activities during 2003.

GBC is restricted under its credit agreements from paying dividends, and therefore no dividends were paid during the first quarters of 2004 and 2003.

New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN No. 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Under FIN No. 46, a variable interest entity would be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. GBC's adoption of FIN No. 46 in the first quarter of 2004 has had no impact on its financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS No. 132, " Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises certain disclosures about pension plans and other postretirement benefit plans. The additional disclosures required by this statement include: information describing the types of plan assets; investment strategy; measurement date(s); plan obligations; cash flows; and components of net periodic benefit cost to be recognized during interim periods. GBC adopted the interim period disclosures in the first quarter of 2004, and is required to adopt the new disclosures related to foreign plans and estimated future benefit payments in the fourth quarter of 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, there were no changes with regard to market risk since December 31, 2003 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2003, refer to pages 28-29 in GBC's Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the priod covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of GBC's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of GBC's disclosure controls and procedures pursuant to the Exchange Act Rule 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that GBC's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in GBC's periodic SEC filings.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form-8K

(a) Exhibits (numbered in accordance with item 601 of regulation S-K)

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

(b)  Reports on Form 8-K: Registrant's Press Release dated February 18, 2004 setting forth earnings for the fourth quarter and year ended December 31, 2003.

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
May 7, 2004