Form 10-Q
period 2004-06-30
GENERAL BINDING CORP
filed 2004-08-06
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
Outstanding at
Class	July 30, 2004
Common Stock, $0.125 par value	13,793,161
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (000 omitted)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,948	$ 9,568
Receivables, less allowances for doubtful accounts
and sales returns: 2004 - $16,232; 2003 - $16,614	130,359	128,391
Inventories:
Raw materials	19,839	19,239
Work in process	7,679	6,445
Finished goods	77,211	60,556
Total inventories	104,729	86,240
Deferred tax assets	22,009	22,002
Other	11,831	11,912
Total current assets	272,876	258,113
Total capital assets at cost	276,184	275,860
Less - accumulated depreciation	(188,320)	(180,874)
Net capital assets	87,864	94,986
Goodwill and other intangible assets, net of accumulated amortization	149,951	150,775
Other	27,111	25,476
Total assets	$ 537,802 =======	$ 529,350 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 51,722	$ 51,253
Accrued liabilities	74,933	85,119
Notes payable	6,703	5,819
Current maturities of long-term debt	15,178	14,176
Total current liabilities	148,536	156,367
Long-term debt, less current maturities	295,671	282,019
Other long-term liabilities	36,517	36,755
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	25,727	26,727
Retained earnings	66,445	63,409
Treasury stock	(21,826)	(23,588)
Accumulated other comprehensive income	(15,530)	(14,601)
Total stockholders' equity	57,078	54,209
Total liabilities and stockholders' equity	$ 537,802 =======	$ 529,350 =======
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$ 174,375	$ 171,150	$ 345,306	$ 340,585
Cost of sales:
Product cost of sales, including development and engineering	106,787	102,958	212,393	204,923
Selling, service and administrative	55,822	56,416	112,021	113,965
Amortization of intangible assets	41	189	229	377
Restructuring	-	8,384	823	9,789
Interest expense	6,599	10,247	13,391	19,545
Other expense (income), net	583	137	928	(188)
Income (loss) before income taxes	4,543	(7,181)	5,521	(7,826)
Income tax expense (benefit)	1,957	(2,057)	2,485	(2,785)
Net income (loss)	$ 2,586 =====	$ (5,124) ======	$ 3,036 =====	$ (5,041) ======
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(2,145)	2,821	(2,551)	4,831
Income (loss) on derivative financial instruments	744	(676)	1,622	277
Comprehensive income (loss)	$ 1,185 =====	$ (2,979) ======	$ 2,107 =====	$ 67 ===
Earnings (loss) per common share: (1)
Basic	$ 0.16 ====	$ (0.32) =====	$ 0.19 ====	$ (0.32) =====
Diluted	$ 0.15 ====	$ (0.32) =====	$ 0.18 ====	$ (0.32) =====
Weighted average number of common shares outstanding: (2)
Basic	16,180	15,961	16,143	15,956
Diluted	16,837	15,961	16,887	15,956

(1)Amounts represent per share amounts for both Common Stock and Class B Common Stock. (2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$ 3,036	$ (5,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,853	11,043
Amortization	2,258	2,672
Restructuring and other	823	9,789
Provision for doubtful accounts and sales returns	1,429	2,158
Provision for inventory reserves	3,157	2,977
Increase in non-current deferred tax liabilities	1,419	2
Increase in other long-term assets	(1,859)	(2,498)
Other	(1,323)	(829)
Changes in current assets and liabilities:
Increase in receivables	(4,994)	(1,541)
(Increase) decrease in inventories	(22,723)	2,934
(Increase) decrease in other current assets	(222)	113
(Increase) decrease in deferred tax assets	(2,069)	373
Decrease in accounts payable and accrued liabilities	(7,635)	(21,906)
Increase (decrease) in income taxes payable	194	(701)
Net cash used in operating activities	(18,656)	(455)
Investing activities:
Capital expenditures	(3,594)	(4,006)
Payments for acquisitions and investments	(1,304)	(1,799)
Proceeds from sale of plant and equipment	185	45
Net cash used in investing activities	(4,713)	(5,760)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	121,722	31,320
Repayments of long-term debt-maturities greater than 90 days	(132,688)	(74,793)
Net change in borrowings-maturities of 90 days or less	26,084	47,764
Increase (decrease) in current portion of long-term debt	651	(6,504)
Payments of debt issuance costs	(78)	(3,395)
Contribution related to Tax Allocation Agreement	-	2,537
Proceeds from the exercise of stock options	1,345	230
Net cash provided by (used in) financing activities	17,036	(2,841)
Effect of exchange rates on cash	713	(2,199)
Net decrease in cash and cash equivalents	(5,620)	(11,255)
Cash and cash equivalents at the beginning of the year	9,568	18,251
Cash and cash equivalents at the end of the period	$ 3,948 =====	$ 6,996 =====
Supplemental disclosure:
Interest paid	$ 13,236	$ 18,463
Income taxes paid	2,838	233

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of June 30, 2004 and December 31, 2003, results of their operations for the three and six months ended June 30, 2004 and 2003 and results of their cash flows for the six months ended June 30, 2004 and 2003 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

(2) Stock Compensation Plan

GBC has stock-based compensation plans for employees and non-employee directors that provide for the issuance of stock options and restricted stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with the intrinsic value method, no compensation expense has been recognized for the Company's fixed stock option plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all stock-based compensation (000 omitted):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$2,586	$(5,124)	$3,036	$(5,041)
Add: Stock-based compensation expense included in reported net income, net of tax	160	161	441	233
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(831)	(791)	(1,793)	(1,436)
Pro forma net income (loss)	$1,915 =====	$(5,754) ======	$1,684 =====	$(6,244) ======
Earnings (loss) per share - basic
As reported	$0.16 ====	$(0.32) =====	$0.19 ====	$(0.32) =====
Pro forma	$0.12 ====	$(0.36) =====	$0.10 ====	$(0.39) =====
Earnings (loss) per share - diluted
As reported	$0.15 ====	$(0.32) =====	$0.18 ====	$(0.32) =====
Pro forma	$0.11 ====	$(0.36) =====	$0.10 ====	$(0.39) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2004 and 2003 respectively: expected life of ten years for 2004 and 2003; expected volatility of 59% and 56%; and risk-free interest rates of 4.42% and 3.75%. The weighted-average fair values of stock options granted during the periods were $11.98 and $6.07 in 2004 and 2003, respectively.

(3) Borrowings

A significant portion of GBC's long-term funding has been provided through its primary senior credit facility (the "Primary Facility"). As of June 30, 2004, the Primary Facility was comprised of a $72.5 million multicurrency revolving credit facility and term loans totaling $117.5 million. Outstanding borrowings under the Primary Facility at June 30, 2004 included $117.5 million in term loans, $12.0 million under the revolving credit facility and outstanding letters of credit of $13.1 million which further reduces GBC's availability under the revolving credit line. GBC is also party to a mortgage financing arrangement under which certain of its real estate holdings and equipment are pledged as collateral ("Mortgage Financing"), as well as a multicurrency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of June 30, 2004, the outstanding balances on the Mortgage Financing and the Netherlands Facility were $12.5 million and $9.5 million, respectively.

Interest rates on Primary Facility borrowings are variable and, during 2004, were set at LIBOR plus 3.5% or 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loans. Borrowings under the Primary Facility are subject to a "pricing grid" which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

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

As of and for the six months ended June 30, 2004, the Company was in compliance with all debt covenants.

Long-term debt consisted of the following at June 30, 2004 and December 31, 2003 (000 omitted):

	June 30,	December 31,
	2004	2003
Credit Facilities
U.S. Dollar borrowings - Term loans - (weighted average floating interest rate of 5.81% at June 30, 2004 and 5.66% at December 31, 2003)	$117,500	$122,500
U.S. Dollar borrowings - Revolving Credit Agreement (weighted average floating interest rate of 4.89% at June 30, 2004)	12,000	-
Euro borrowings - Netherlands Facility (weighted average floating interest rate of 4.5% at June 30, 2004)	9,535	-
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.10% at June 30, 2004 and 1.25% at December 31, 2003)	6,840	6,840
Notes Payable
Senior Subordinated Notes- U.S. Dollar borrowing- due 2008 (fixed interest rate of 9.375%)	150,000	150,000
Notes Payable- U.S. Dollar borrowing- due monthly August 2003 to July 2008 (fixed interest rate of 6.62%)	12,487	13,798
Other borrowings	9,190	8,876
Total debt	317,552	302,014
Less-current maturities	(21,881)	(19,995)
Total Long-term debt	$295,671 =======	$282,019 ======

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Numerator:
Net income available to common shareholders	$ 2,586 =====	$ (5,124) ======	$ 3,036 =====	$ (5,041) ======
Denominator:
Denominator for basic earnings per share - Weighted average number of common shares outstanding (1)	16,180	15,961	16,143	15,956
Effect of dilutive securities:
Employee stock options (3)	407	-	503	-
Restricted stock units	250	-	241	-
Denominator for diluted earnings per share - Adjusted weighted-average shares (1) and assumed conversions	16,837 =====	15,961 =====	16,887 =====	15,956 =====
Earnings (loss) per share - basic (2)	$ 0.16 =====	$ (0.32) =====	$ 0.19 =====	$ (0.32) =====
Earnings (loss) per share - diluted (2)	$ 0.15 =====	$ (0.32) =====	$ 0.18 =====	$ (0.32) =====

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3) As of June 30, 2004, GBC had 1,895,286 stock options outstanding with an exercise or conversion price below the market value on that date.

(5) Restructuring and Other

During the first six months of 2004, GBC recorded restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003. During the first six months of 2003, GBC recorded restructuring related charges of $9.8 million. In the second quarter of 2003, the Company recorded charges of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Charges for severance benefits to be paid under these programs totaled $3.9 million, while charges for asset impairments at the Company's Booneville facilities were $4.5 million. Approximately 365 employees were affected by the Booneville transition and workforce reduction programs. In the first quarter of 2003, GBC recorded additional restructuring charges of $1.4 million related to the subleasing of a manufacturing facility in Buffalo Grove, Illinois. The additional charge represents the incremental difference between GBC's obligation under the lease and the rental payments to be received from the subtenant.

The components of the restructuring expenses are as follows (000 omitted):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Severance and early retirement benefits	$ -	$3,927	$ 823	$3,927
Asset impairments	-	4,457	-	4,457
Contractual lease expenses	-	-	-	1,405
Total restructuring expenses	$ - ==	$8,384 =====	$ 823 ====	$9,789 =====

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at June 30, 2004 is primarily related to severance, asset write-downs, lease expenses, early retirement and other benefit expenses to be paid in future periods.

Changes in the restructuring reserve for the six months ended June 30, 2004 were as follows (000 omitted):

	Severance	Asset Impairment And Other Exit Costs	Lease Cancellation Costs	Total

Balance at December 31, 2003	$ 5,416	$ 560	$2,268	$8,244
Activities during the year:
Provisions	823	-	-	823
Cash charges	(2,618)	(64)	(165)	(2,847)
Non-cash charges	-	(87)	-	(87)
Balance at June 30, 2004(1)	$ 3,621 =====	$ 409 ====	$2,103 =====	$6,133 =====

(1) The restructuring reserve at June 30, 2004 consisted of $4.4 million related to current items reported in the balance sheet as a separate item and $1.7 million related to long-term lease cancellation costs reported in the balance sheet as a component of other long-term liabilities.

(6) Retirement Plans and Post-Retirement Benefits

The following tables summarize the components of net periodic pension cost for the Company's retirement plans (000 omitted):

	Three months ended
	June 30, 2004		June 30, 2003
	Domestic	International	Domestic	International
Service cost	$ 65	$ (212)	$ 69	$ 355
Interest cost	10	(107)	7	609
Expected return on
plan assets	-	321	-	(572)
Amortization of unrecognized
transaction obligation	-	-	-	10
Recognized losses	1	131	1	21
Prior service cost	-	(14)	-	(9)
Total	$ 76 ===	$ 119 ====	$ 76 ===	$ 414 ====

Company contributions	$ - ==	$ 2,699 =====	$ - ==	$ 853 ====

	Six months ended
	June 30, 2004		June 30, 2003
	Domestic	International	Domestic	International
Service cost	$ 131	$ 371	$ 138	$ 716
Interest cost	20	840	14	1,284
Expected return on
plan assets	-	(835)	-	(1,208)
Amortization of unrecognized
transaction obligation	-	-	-	11
Recognized losses	2	282	1	89
Prior service cost	-	(31)	-	(21)
Total	$ 153 ====	$ 627 ====	$ 153 ====	$ 871 ====

Company contributions	$ - ==	$ 2,904 =====	$ - ==	$ 988 ====

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$ 218	$ 184	$ 437	$ 366
Interest cost	160	137	319	270
Amortization of unrecognized:
Net transaction obligation	11	22	22	43
Recognized losses	61	29	122	57
Total	$ 450 ====	$ 372 ====	$ 900 ====	$ 736 ====

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

Segment data is provided below for the three and six months ended June 30, 2004 and 2003 (000 omitted):
	Unaffiliated Customer Sales
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Commercial and Consumer Group	$ 108,897	$ 111,467	$ 214,325	$ 221,037
Industrial and Print Finishing Group	39,107	34,704	76,910	68,238
Europe	26,371	24,979	54,071	51,310
Total	$ 174,375 =======	$ 171,150 =======	$ 345,306 =======	$ 340,585 =======

	Operating Income
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Commercial and Consumer Group	$ 11,221	$ 12,867	$ 19,825	$ 24,493
Industrial and Print Finishing Group	4,987	4,806	9,782	9,360
Europe	1,444	1,206	3,594	2,494
Unallocated corporate items	(5,927)	(7,292)	(12,538)	(15,027)
Total	$ 11,725 ======	$ 11,587 ======	$ 20,663 ======	$ 21,320 ======

	Affiliated Customer Sales
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Commercial and Consumer Group	$ 2,805	$ 2,676	$ 4,529	$ 4,927
Industrial and Print Finishing Group	5,716	4,563	11,997	9,762
Europe	2,753	3,707	6,103	7,369
Eliminations	(11,274)	(10,946)	(22,629)	(22,058)
Total	$ - ==	$ - ==	$ - ==	$ - ==

	Total Segment Assets
	June 30,	December 31,
	2004	2003

Commercial and Consumer Group	$ 347,276	$ 341,367
Industrial and Print Finishing Group	74,831	70,499
Europe	56,599	56,498
Unallocated corporate items	59,096	60,986
Total	$ 537,802 =======	$ 529,350 =======

The following is a reconciliation of segment operating income to income before taxes (000 omitted):
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Total segment operating income	$ 11,725	$ 11,587	$ 20,663	$ 21,320
Interest expense	(6,599)	(10,247)	(13,391)	(19,545)
Restructuring and other expenses	-	(8,384)	(823)	(9,789)
Other (expense) income	(583)	(137)	(928)	188
Income (loss) before taxes	$ 4,543 =====	$ (7,181) ======	$ 5,521 =====	$ (7,826) ======

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

Financial information for the three and six months ended June 30, 2004 and 2003, by geographical area is summarized below (000 omitted):

	Unaffiliated Customer Sales				Total Long-lived Assets
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2004	2003	2004	2003	2004	2003

US	$ 104,242	$ 108,022	$ 202,328	$ 213,642	$ 304,234	$ 273,664
Europe	39,676	35,826	80,209	72,419	53,789	53,291
Other International	30,457	27,302	62,769	54,524	25,452	25,623
Eliminations	-	-	-	-	(118,549)	(81,342)
	$ 174,375 =======	$ 171,150 =======	$ 345,306 =======	$ 340,585 =======	$ 264,926 =======	$ 271,236 =======

(8) Income Taxes

GBC's effective income tax rate varies from the U.S. statutory income tax rate based upon the taxing jurisdictions in which the Company and its foreign subsidiaries and branches generate taxable income or loss, judgements as to the realizability of any losses incurred, and the Company's assertion with respect to reinvestment of the earnings of foreign subsidiaries.

(9) New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN No. 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Under FIN No. 46, a variable interest entity would be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. GBC's adoption of FIN No. 46 in 2004 has had no impact on its financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises certain disclosures about pension plans and other postretirement benefit plans. The additional disclosures required by this statement include: information describing the types of plan assets; investment strategy; measurement date(s); plan obligations; cash flows; and components of net periodic benefit cost to be recognized during interim periods. GBC adopted the interim period disclosures in the first quarter of 2004, and is required to adopt the new disclosures related to foreign plans and estimated future benefit payments in the fourth quarter of 2004.

(10) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets are impaired. The annual impairment test is performed as of January 1. In 2004, it was determined that the Company's goodwill balances were not impaired.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of June 30, 2004, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's other intangible assets as of June 30, 2004 and December 31, 2003 are summarized below (000 omitted):

	Gross Carrying Amount at		Accumulated Amortization at
	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003

Customer agreements and relationships	$ 5,767	$ 5,767	$ (4,088)	$ (3,860)
Patents	1,464	1,464	(1,318)	(1,171)
Total	$ 7,231 =====	$ 7,231 =====	$ (5,406) ======	$ (5,031) ======

Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense
2004	$ 751
2005	458
2006	458
2007	458
2008	75

(11) Subsidiary Guarantor Information

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

Consolidating Balance Sheets (000 omitted)

	June 30, 2004 (Unaudited)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 194	$ (6)	$ 3,760	$ -	$ 3,948
Receivables, net	69,674	-	60,685	-	130,359
Inventories, net	69,964	265	34,500	-	104,729
Deferred tax assets	18,238	1,197	2,574	-	22,009
Other	3,496	-	8,335	-	11,831
Due from affiliates	-	57,108	46,933	(104,041)	-
Total current assets	161,566	58,564	156,787	(104,041)	272,876
Net capital assets	53,386	6,215	28,263	-	87,864
Goodwill and other intangibles, net of
accumulated amortization	120,206	22,394	7,351	-	149,951
Other	10,985	9,342	6,784	-	27,111
Investment in subsidiaries	157,959	176,734	-	(334,693)	-
Total assets	$ 504,102 =======	$ 273,249 =======	$ 199,185 =======	$ (438,734) ========	$ 537,802 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 31,805	$ 1,218	$ 18,699	$ -	$ 51,722
Accrued liabilities	47,219	1,022	26,692	-	74,933
Notes payable	-	-	6,703	-	6,703
Current maturities of long-term debt	14,254	-	924	-	15,178
Due to affiliates	47,204	-	15,605	(62,809)	-
Total current liabilities	140,482	2,240	68,623	(62,809)	148,536
Long-term debt - affiliated	71	-	3,486	(3,557)	-
Long-term debt, less current maturities	284,573	-	11,098	-	295,671
Other long-term liabilities	21,898	176	14,443	-	36,517
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	25,727	122,295	167,539	(289,834)	25,727
Retained earnings	66,445	142,106	(54,677)	(87,429)	66,445
Treasury stock	(21,826)	-	-	-	(21,826)
Accumulated other comprehensive
income	(15,530)	6,432	(13,659)	7,227	(15,530)
Total stockholders' equity	57,078	270,833	101,535	(372,368)	57,078
Total liabilities and stockholders' equity	$ 504,102 =======	$ 273,249 =======	$ 199,185 =======	$ (438,734) ========	$ 537,802 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 3,749	$ 1	$ 5,818	$ -	$ 9,568
Receivables, net	69,404	-	58,987	-	128,391
Inventories, net	48,424	406	37,410	-	86,240
Deferred tax assets	19,039	1,197	1,766	-	22,002
Other	-	5,519	6,393	-	11,912
Due from affiliates	-	38,039	41,525	(79,564)	-
Total current assets	140,616	45,162	151,899	(79,564)	258,113
Net capital assets	58,142	6,485	30,359	-	94,986
Goodwill and other intangibles, net of
accumulated amortization	120,581	22,394	7,800	-	150,775
Other	13,544	9,328	2,604	-	25,476
Investment in subsidiaries	159,297	182,757	-	(342,054)	-
Total assets	$ 492,180 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 529,350 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 35,057	$ 893	$ 15,303	$ -	$ 51,253
Accrued liabilities	58,981	170	25,968	-	85,119
Notes payable	-	-	5,819	-	5,819
Current maturities of long-term debt	13,165	-	1,011	-	14,176
Due to affiliates	30,337	-	26,096	(56,433)	-
Total current liabilities	137,540	1,063	74,197	(56,433)	156,367
Long-term debt - affiliated	519	-	3,135	(3,654)	-
Long-term debt, less current maturities	279,973	-	2,046	-	282,019
Other long-term liabilities	19,939	248	16,568	-	36,755
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,727	121,115	167,539	(288,654)	26,727
Retained earnings	63,409	133,924	(63,091)	(70,833)	63,409
Treasury stock	(23,588)	-	-	-	(23,588)
Accumulated other comprehensive
income	(14,601)	9,776	(10,064)	288	(14,601)
Total stockholders' equity	54,209	264,815	96,716	(361,531)	54,209
Total liabilities and stockholders' equity	$ 492,180 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 529,350 =======

Consolidating Income Statements (000 omitted)

	Three months ended June 30, 2004 (Unaudited)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 104,242	$ -	$ 70,133	$ -	$ 174,375
Affiliated sales	11,432	-	8,837	(20,269)	-
Net sales	115,674	-	78,970	(20,269)	174,375
Cost of sales, including development and
engineering	76,984	(56)	50,128	(20,269)	106,787
Selling, service and administrative	34,923	-	20,899	-	55,822
Amortization of goodwill and related intangibles	41	-	-	-	41
Restructuring	(107)	-	107	-	-
Interest expense	6,438	7	297	(143)	6,599
Other (income) expense	(870)	(128)	1,438	143	583
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(1,735)	177	6,101	-	4,543
Income (benefits) taxes	(351)	68	2,240	-	1,957
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(1,384)	109	3,861	-	2,586
Undistributed earnings (losses) of wholly-owned
subsidiaries	3,970	4,683	-	(8,653)	-
Net (loss) income	$ 2,586 =====	$ 4,792 =====	$ 3,861 =====	$ (8,653) ======	$ 2,586 =====

	Three months ended June 30, 2003 (Unaudited)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 108,022	$ -	$ 63,128	$ -	$ 171,150
Affiliated sales	11,190	-	6,900	(18,090)	-
Net sales	119,212	-	70,028	(18,090)	171,150
Cost of sales, including development and
engineering	76,762	206	44,080	(18,090)	102,958
Selling, service and administrative	36,392	-	20,024	-	56,416
Amortization of goodwill and related intangibles	189	-	-	-	189
Restructuring	8,292	-	92	-	8,384
Interest expense	9,837	26	441	(57)	10,247
Other expense (income)	519	(1,233)	794	57	137
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(12,779)	1,001	4,597	-	(7,181)
Income taxes (benefits)	(4,508)	428	2,023	-	(2,057)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(8,271)	573	2,574	-	(5,124)
Undistributed earnings (losses) of wholly-owned
subsidiaries	3,147	2,944	-	(6,091)	-
Net (loss) income	$ (5,124) ======	$ 3,517 =====	$ 2,574 =====	$ (6,091) ======	$ (5,124) ======

Consolidating Income Statements (000 omitted)

	Six months ended June 30, 2004 (Unaudited)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 202,328	$ -	$ 142,978	$ -	$ 345,306
Affiliated sales	22,518	-	16,571	(39,089)	-
Net sales	224,846	-	159,549	(39,089)	345,306
Cost of sales, including development and
engineering	150,729	(37)	100,790	(39,089)	212,393
Selling, service and administrative	69,011	-	43,010	-	112,021
Amortization of intangible assets	229	-	-	-	229
Restructuring	234	-	589	-	823
Interest expense	12,907	12	838	(366)	13,391
Other (income) expense	(1,765)	(278)	2,605	366	928
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(6,499)	303	11,717	-	5,521
Income (benefits) taxes	(2,924)	136	5,273	-	2,485
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(3,575)	167	6,444	-	3,036
Undistributed earnings (losses) of wholly-owned
subsidiaries	6,611	8,015	-	(14,626)	-
Net income (loss)	$ 3,036 =====	$ 8,182 =====	$ 6,444 =====	$ (14,626) =======	$ 3,036 =====

	Six months ended June 30, 2003 (Unaudited)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 213,642	$ -	$ 126,943	$ -	$ 340,585
Affiliated sales	21,957	-	14,344	(36,301)	-
Net sales	235,599	-	141,287	(36,301)	340,585
Cost of sales, including development and
engineering	151,040	391	89,793	(36,301)	204,923
Selling, service and administrative	73,889	-	40,076	-	113,965
Amortization of intangible assets	377	-	-	-	377
Restructuring	9,697	-	92	-	9,789
Interest expense	18,915	86	740	(196)	19,545
Other expense (income)	82	(1,822)	1,356	196	(188)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(18,401)	1,345	9,230	-	(7,826)
Income (benefits) taxes	(7,226)	565	3,876	-	(2,785)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(11,175)	780	5,354	-	(5,041)
Undistributed earnings (losses) of wholly-owned
subsidiaries	6,134	6,442	-	(12,576)	-
Net (loss) income	$ (5,041) ======	$ 7,222 =====	$ 5,354 =====	$ (12,576) =======	$ (5,041) ======

Consolidating Statement of Cash Flows (000 omitted)

	Six months ended June 30, 2004 (Unaudited)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$ (6,807)	$ 266	$ (12,115)	$ -	$ (18,656)
Investing activities:
Capital expenditures	(2,234)	(273)	(1,087)	-	(3,594)
Payments of acquisitions and investments	(1,304)	-	-	-	(1,304)
Proceeds from sale of plant and equipment	185	-	-	-	185
Net cash used in investing activities	(3,353)	(273)	(1,087)	-	(4,713)
Financing activities:
(Decrease) increase in intercompany borrowings	(351)	-	351	-	-
Proceeds of long-term debt-
maturities greater than 90 days	108,500	-	13,222	-	121,722
Repayments of long-term debt-
maturities greater than 90 days	(128,811)	-	(3,877)	-	(132,688)
Net change in borrowings-maturities
of 90 days or less	26,000	-	84	-	26,084
Increase in current portion of
long-term obligations	-	-	651	-	651
Payments of debt issuance costs	(78)	-	-	-	(78)
Proceeds from the exercise of stock options	1,345	-	-	-	1,345
Net cash provided by financing activities	6,605	-	10,431	-	17,036
Effect of exchange rates on cash	-	-	713	-	713
Net decrease in cash & cash equivalents	(3,555)	(7)	(2,058)	-	(5,620)
Cash and cash equivalents at the beginning of
the year	3,749	1	5,818	-	9,568
Cash and cash equivalents at the end of the period	$ 194 ====	$ (6) ===	$ 3,760 =====	$ - ==	$ 3,948 =====

Consolidating Statement of Cash Flows (000 omitted)
	Six months ended June 30, 2003 (Unaudited)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 4,742	$ 16	$ (5,213)	$ -	$ (455)
Investing activities:
Capital expenditures	(2,262)	(17)	(1,727)	-	(4,006)
Payments of acquisitions and investments	(1,799)	-	-	-	(1,799)
Proceeds from sale of plant and equipment	13	-	32	-	45
Net cash used in investing activities	(4,048)	(17)	(1,695)	-	(5,760)
Financing activities:
Increase (decrease) in intercompany borrowings	4,032	-	(4,032)	-	-
Proceeds of long-term debt-
maturities greater than 90 days	14,842	-	16,478	-	31,320
Repayments of long-term debt-
maturities greater than 90 days	(74,625)	-	(168)	-	(74,793)
Net change in borrowings-maturities
of 90 days or less	50,249	-	(2,485)	-	47,764
Decrease in current portion of
long-term obligations	(6,139)	-	(365)	-	(6,504)
Contribution related to Tax Allocation
Agreement	2,537	-	-	-	2,537
Payments of debt issuance costs	(3,395)	-	-	-	(3,395)
Proceeds of stock options	230	-	-	-	230
Net cash (used in) provided by financing activities	(12,269)	-	9,428	-	(2,841)
Effect of exchange rates on cash	-	-	(2,199)	-	(2,199)
Net (decrease) increase in cash & cash equivalents	(11,575)	(1)	321	-	(11,255)
Cash and cash equivalents at the beginning of
the year	12,747	2	5,502	-	18,251
Cash and cash equivalents at the end of the period	$ 1,172 =====	$ 1 ==	$ 5,823 =====	$ - ==	$ 6,996 =====

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

Results of Operations - Quarter Ended June 30, 2004 compared to Quarter Ended June 30, 2003

Sales

GBC's net sales for the second quarter of 2004 increased 1.9% to $174.4 million compared to $171.2 million in the second quarter of 2003. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited sales by approximately 2.3% in the second quarter of 2004. Net sales by business segment are summarized below (000 omitted):

	Three months ended June 30,
	2004	2003
Commercial and Consumer Group	$ 108,897	$ 111,467
Industrial and Print Finishing Group	39,107	34,704
Europe Group	26,371	24,979
Net Sales	$174,375 ======	$171,150 ======

The Commercial and Consumer Group's sales decreased $2.6 million or 2.3% for the second quarter of 2004 when compared to 2003. Factors affecting the Group's 2004 results include: a) competitive pricing pressure in the Group's office products business; b) lower direct sales due to lower than expected sales representative head count; and c) a decision to exit certain private label three-ring binder business. Sales for the Industrial and Print Finishing Group increased by $4.4 million or 12.7% in the second quarter of 2004 when compared to the prior year, primarily due to growth in the Group's European commercial films and digital print finishing businesses. Sales in the Europe Group increased $1.4 million or 5.6% in 2004, due primarily to the effect of a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited the Europe group by 7.5% in the second quarter of 2004. The decrease in local currency sales in Europe is due to a competitive pricing environment for certain products.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the second quarter of 2004 declined 1.1 points to 38.8% compared to the second quarter of 2003, primarily as a result of competitive pricing pressures in the office products business of the Commercial and Consumer Group and the commercial films business of the Industrial and Print Finishing Group.

Despite the impact of foreign exchange rates, total selling, service and administrative expenses decreased $0.6 million or 1.1% in the second quarter of 2004 compared to 2003, primarily due to the initiatives of the Company's Operational Excellence Program.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Three months ended June 30,
	2004	2003
Commercial and Consumer Group	$ 11,221	$ 12,867
Industrial and Print Finishing Group	4,987	4,806
Europe Group	1,444	1,206
Unallocated corporate items	(5,927)	(7,292)
Total	$ 11,725 ======	$11,587 ======

Operating income for the second quarter of 2004 increased 1.2% or $0.1 million compared to 2003. Operating income in the Commercial and Consumer Group decreased by $1.6 million in the second quarter of 2004, primarily due to lower sales and gross profit margins in the Group's office products business. The Industrial and Print Finishing Group's operating income increased approximately 3.8% in the second quarter of 2004 compared to 2003, as higher sales offset lower gross profit margins in the Group's commercial films business. Europe's operating income improved by $0.2 million in the second quarter of 2004 compared to 2003, due to reduced selling, service and administrative costs in local currency and the favorable impact of a weaker U.S. dollar. Corporate expenses are lower in 2004 compared to 2003 primarily as a result of reduced spending on information services and favorable medical claims experience.

Restructuring and Other

GBC incurred no restructuring charges during the second quarter of 2004. In the second quarter of 2003, GBC recorded a pre-tax restructuring charge of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Approximately 365 employees were affected by those actions.

Interest Expense

Interest expense decreased by $3.6 million to $6.6 million in the second quarter of 2004 compared to 2003, as a result of lower average outstanding borrowings and lower interest rates on the Company's primary senior credit facility which was refinanced in June 2003. Included in interest expense in 2003 was $1.1 million related to a loss on extinguishment of the Company's prior credit facility.

Income Taxes

In the second quarter of 2004, GBC's income tax expense was $2.0 million on pre-tax income of $4.5 million, yielding an effective income tax rate of 43%. In 2003, GBC realized an income tax benefit of $2.1 million on a pre-tax loss of $7.2 million.

Net Income (Loss)

GBC had net income of $2.6 million for the second quarter of 2004 ($0.15 per share diluted), compared to a net loss of ($5.1) million for the second quarter of 2003 [($0.32) per share diluted].

Six Months Ended June 30, 2004 compared to Six Months June 30, 2003

Sales

GBC's net sales for the first half of 2004 decreased 1.4% to $345.3 million compared to the first half of 2003. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited sales by approximately 3.9% in the first half of 2004 compared to 2003. Net sales by business segment are summarized below (000 omitted):

	Six months ended June 30,
	2004	2003
Commercial and Consumer Group	$ 214,325	$ 221,037
Industrial and Print Finishing Group	76,910	68,238
Europe Group	54,071	51,310
Net Sales	$ 345,306 =======	$ 340,585 =======

The Commercial and Consumer Group's sales decreased $6.7 million or 3.0% for the first six months of 2004 when compared to 2003. Factors affecting the Group's 2004 results include: a) competitive pricing pressure in the Group's office products business; b) lower direct sales due to lower than expected sales representative head count; and c) a decision to exit certain private label three-ring binder business. Sales for the Industrial and Print Finishing Group increased $8.7 million or 12.7%. Increases in the digital print finishing and European commercial films businesses were partially offset by a decrease in U.S. commercial film sales. The U.S. commercial films business continues to be affected by pricing pressures. Sales in the Europe Group increased by $2.8 million or 5.4%. The effect of foreign exchange rates benefited sales in Europe by approximately 11.0%. Sales in local currency were impacted by: a) reduced sales of lamination products to certain customers; and b) a competitive pricing environment for certain supply items.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the first half of 2004 declined 1.3 points to 38.5% compared to the first half of 2003. Due to competitive pricing pressure, gross profit margins in the Commercial and Consumer Group and the Industrial and Print Finishing Group decreased, while margins in Europe remained relatively flat.

Total selling, service and administrative expenses in the first half of 2004 decreased $1.9 million or 1.7% compared to 2003, due primarily to initiatives of the Operational Excellence program, lower medical claims activity in the U.S. and reduced spending on information systems. Selling, service and administrative expenses as a percentage of sales decreased 1.0% to 32.4% in the first half of 2004 compared to 2003.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, is summarized below (000 omitted):

	Segment Operating Income Six months ended June 30,
	2004	2003
Commercial and Consumer Group	$ 19,825	$ 24,493
Industrial and Print Finishing Group	9,782	9,360
Europe Group	3,594	2,494
Unallocated corporate items	(12,538)	(15,027)
Total	$ 20,663 ======	$ 21,320 ======

Segment operating income for the first half of 2004 decreased 3.1% or $0.7 million compared to 2003. Operating income in the Commercial and Consumer Group decreased by $4.7 million, or 19.1%, in the first half of 2004 primarily due to the lower level of sales and reduced gross profit margin, which was partially offset by reduced selling, service and administrative expenses. The Industrial and Print Finishing Group's operating income increased 4.5% or $0.4 million due to the higher sales volume. The Europe Group's operating income increased $1.1 million as the effect of reduced local currency sales was offset by reduced selling, service and administrative expenses in local currencies and the favorable impact of the weaker U.S. dollar.

Restructuring and Other

During the first half of 2004, GBC incurred restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003. In the first six months of 2003, GBC recorded restructuring related charges of $9.8 million. In the second quarter of 2003, GBC recorded a pre-tax restructuring charge of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Approximately 365 employees were affected as a result of these actions. In the first quarter of 2003, GBC recorded a pre-tax restructuring charge of $1.4 million related to the subleasing of a manufacturing facility as part of a previously-announced rationalization.

Interest Expense

Interest expense decreased by $6.2 million to $13.4 million in the first half of 2004 compared to 2003 due to reduced debt levels and lower interest rates on the Company's primary senior credit facility. Included in interest expense in 2003 was $1.1 million related to the loss on the extinguishment of the Company's previous credit facility which was refinanced in June 2003.

Income Taxes

In the first half of 2004, GBC recorded income tax expense of $2.5 million on pre-tax income of $5.5 million. GBC recorded an income tax benefit of $2.8 million in the first half of 2003 on a pre-tax loss of $7.8 million.

Net Income (Loss)

GBC realized net income of $3.0 million for the first half of 2004 compared to a net loss of ($5.0) million for the first half of 2003. The net loss in 2003 includes pre-tax restructuring charges of $9.8 million and the loss on extinguishment of debt of $1.1 million.

Liquidity and Capital Resources

Credit Facility

Management assesses the Company's liquidity in terms of its overall debt capacity and ability to generate cash from operations to fund its operating activities, capital needs and debt service requirements. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, interest and debt service requirements, adequate bank lines of credit and financial flexibility to attract long-term capital with satisfactory terms. GBC's primary sources of liquidity and capital resources are internally generated cash flows and borrowings under GBC's revolving credit facility.

GBC's multicurrency revolving credit facility was entered into with a group of international financial institutions (the "Primary Facility"). As of June 30, 2004, the Primary Facility was comprised of a $72.5 million multicurrency revolving credit facility and term loans totaling $117.5 million. Outstanding borrowings under the Primary Facility at June 30, 2004 included $117.5 million under the term loan, $12.0 million under the revolving credit facility and outstanding letters of credit of $13.1 million, which further reduce GBC's availability under the revolving credit line. GBC is also party to a mortgage financing arrangement under which certain of its real estate holdings and equipment are pledged as collateral ("Mortgage Financing"), as well as a multicurrency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of June 30, 2004, the outstanding balances on the Mortgage Financing and the Netherlands Facility were $12.5 million and $9.5 million, respectively.

Credit Facility - Financial Covenants

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage and fixed charge coverage, as well as a minimum level of consolidated net worth.

There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness and capital expenditures. In addition to the restrictive covenants, multicurrency revolving credit line borrowings are subject to a "borrowing base" which is determined based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of its assets pledged under the Mortgage Financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

As of June 30, 2004, GBC was in compliance with all covenants under the Facility.

Based upon its current financial forecast, the Company expects to remain in compliance with the covenants under the Primary Facility. The financial forecast assumes that there will be no further significant deterioration of worldwide economic conditions, no significant increases in competitive pressure, and that certain objectives of the Operational Excellence Program will be achieved. If these assumptions are not met or if other unforeseen events occur, it is possible that the Company will fail one or more of its covenants. In that situation, if GBC were unable to obtain an amendment to the Primary Facility or a waiver in the event of a covenant violation, the Company's liquidity would be severely impacted.

Cash Flows

Cash used in operating activities was $18.7 million for the six months ended June 30, 2004, compared to $0.5 million in 2003. The increase was due primarily to higher levels of working capital, particularly inventory which increased $22.7 million from December 31, 2003.

Net cash used in investing activities was $4.7 million during 2004, compared to $5.8 million in 2003.

Net cash provided by financing activities was $17.0 million during 2004, compared to $2.8 million used in 2003.

GBC is restricted under its credit agreements from paying dividends, and therefore no dividends were paid during the first six months of 2004 and 2003.

New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies with transactions involving variable interest entities. Prior to FIN No. 46, companies generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Under FIN No. 46, a variable interest entity would be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. GBC's adoption of FIN No. 46 in 2004 has had no impact on its financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises certain disclosures about pension plans and other postretirement benefit plans. The additional disclosures required by this statement include: information describing the types of plan assets; investment strategy; measurement date(s); plan obligations; cash flows; and components of net periodic benefit cost to be recognized during interim periods. GBC adopted the interim period disclosures in the first quarter of 2004, and is required to adopt the new disclosures related to foreign plans and estimated future benefit payments in the fourth quarter of 2004.

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, there were no changes with regard to market risk since December 31, 2003 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2003, refer to pages 28-29 in GBC's Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of GBC's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the

effectiveness of the design and operation of GBC's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that GBC's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in GBC's periodic SEC filings.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders of GBC (the "Meeting") was held on May 13, 2004.

At the meeting the following individuals were elected to serve as a director of GBC until the 2005 annual meeting of stockholders according to the following votes:

Director	Votes for	Votes against or withheld

George V. Bayly	48,221,593	707,942
G. Thomas Hargrove	48,379,300	550,235
Jeffrey P. Lane	47,835,298	1,094,237
Nelson P. Lane	47,803,365	1,126,170
Dennis J. Martin	47,987,420	942,115
Arthur C. Nielsen, Jr.	48,211,901	717,634
Forrest M. Schneider	47,753,768	1,175,767
Robert J. Stucker	47,598,858	1,330,677

The appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors of GBC's financial statements for the year ended December 31, 2004 was ratified at the meeting according to the following votes: For: 48,899,146, Against or Withheld: 26,359, Abstentions: 4,030.

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

(b)                Reports on Form 8-K: Registrant's Press Release dated April 22, 2004 setting forth earnings for the                      first quarter ended March 31, 2004.

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

August 6, 2004