Form 10-Q
period 2004-09-30
GENERAL BINDING CORP
filed 2004-11-09
CIK 40461

UNITED STATESS
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Outstanding at
Class	October 29,2004
Common Stock, $0.125 par value	13,802,423
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 7,924	$ 9,568
Receivables, less allowances for doubtful accounts
and sales returns: 2004 - $16,224, 2003 - $16,614	123,774	128,391
Inventories:
Raw materials	21,861	19,239
Work in process	6,434	6,445
Finished goods	77,889	60,556
Total inventories	106,184	86,240
Deferred tax assets	22,451	22,002
Other	12,227	11,912
Total current assets	272,560	258,113
Total capital assets at cost	268,503	275,860
Less - accumulated depreciation	(182,343)	(180,874)
Net capital assets	86,160	94,986
Goodwill and other intangible assets, net of accumulated amortization	150,034	150,775
Other	27,900	25,476
Total assets	$ 536,654 =======	$ 529,350 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 47,414	$ 51,253
Accrued liabilities	86,269	85,119
Notes payable	7,364	5,819
Current maturities of long-term debt	23,261	14,176
Total current liabilities	164,308	156,367
Long-term debt, less current maturities	269,393	282,019
Other long-term liabilities	38,264	36,755
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	26,079	26,727
Retained earnings	71,619	63,409
Treasury stock	(21,666)	(23,588)
Accumulated other comprehensive income	(13,605)	(14,601)
Total stockholders' equity	64,689	54,209
Total liabilities and stockholders' equity	$ 536,654 =======	$ 529,350 =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$ 175,848	$ 175,092	$ 521,154	$ 515,677
Cost of sales:
Product cost of sales, including development and engineering	105,894	105,263	318,287	310,186
Selling, service and administrative	56,723	54,497	169,100	169,115
Equity (earnings) losses from joint ventures	(1,394)	48	(1,750)	(605)
Amortization of intangible assets	114	188	343	565
Restructuring and other:
Restructuring	28	-	851	9,789
Other	840	-	840	-
Interest expense	6,684	7,546	20,075	27,091
Other (income) expense, net	(1,056)	69	(128)	(119)
Income (loss) before taxes	8,015	7,481	13,536	(345)

Income tax expense (benefit)	2,841	2,595	5,326	(190)
Net income (loss)	$ 5,174 =====	$ 4,886 =====	$ 8,210 =====	$ (155) =====
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	2,063	695	(488)	5,526
(Loss) income on derivative financial instruments	(138)	542	1,484	819
Comprehensive income	$ 7,099 =====	$ 6,123 =====	$ 9,206 =====	$ 6,190 =====
Earnings (losses) per common share (basic and diluted): (1)
Basic	$ 0.32 ====	$ 0.31 ====	$ 0.51 ====	$ (0.01) =====
Diluted	$ 0.31 ====	$ 0.30 ====	$ 0.49 ====	$ (0.01) =====
Weighted average number of common shares outstanding: (2)
Basic	16,193	15,984	16,159	15,966
Diluted	16,782	16,552	16,851	15,966

(1)Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Nine months ended September 30,
	2004 (Unaudited)	2003 (Unaudited)
Operating activities:
Net income (loss)	$ 8,210	$ (155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,733	16,145
Amortization	3,369	3,761
Equity earnings from joint ventures	(1,750)	(605)
Restructuring and other	1,691	9,789
Provision for doubtful accounts and sales returns	1,990	2,697
Provision for inventory reserves	4,314	4,691
Increase in non-current deferred tax liabilities	1,506	-
Decrease in other long-term assets	(2,807)	(1,671)
Other	(978)	-
Changes in current assets and liabilities:
Decrease (increase) in receivables	2,295	(3,778)
(Increase) decrease in inventories	(24,400)	431
(Increase) decrease in other current assets	(439)	1,772
(Increase) decrease in deferred tax assets	(1,179)	385
Decrease in accounts payable and accrued liabilities	(2,690)	(7,084)
Increase (decrease) in income taxes payable	450	(461)
Net cash provided by operating activities	3,315	25,917
Investing activities:
Capital expenditures	(5,772)	(5,950)
Payments for acquisitions and investments	(1,654)	(3,168)
Return of capital from joint venture investments	1,430	-
Proceeds from sale of plant and equipment	989	54
Net cash used in investing activities	(5,007)	(9,064)
Financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	152,462	73,029
Repayments of long-term debt-maturities greater than 90 days	(145,925)	(92,156)
Net change in borrowings-maturities of 90 days or less	110	8,360
Decrease in current portion of long-term debt	(8,618)	(10,078)
Payments of debt issuance costs	(31)	(3,971)
Contribution related to Tax Allocation Agreement	-	2,537
Proceeds from the exercise of stock options	1,467	391
Net cash used in financing activities	(535)	(21,888)
Effect of exchange rates on cash	583	(1,945)
Net decrease in cash and cash equivalents	(1,644)	(6,980)
Cash and cash equivalents at the beginning of the year	9,568	18,251
Cash and cash equivalents at the end of the period	$ 7,924 =====	$ 11,271 ======

Supplemental disclosure:
Interest paid	$ 15,777	$ 21,171
Income taxes paid	4,494	1,582

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present fairly the financial position of GBC as of September 30, 2004 and December 31, 2003, results of their operations for the three and nine months ended September 30, 2004 and 2003 and results of their cash flows for the nine months ended September 30, 2004 and 2003 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all stock-based compensation (000 omitted):

	Three months ended September30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$ 5,174	$ 4,886	$ 8,210	$ (155)
Add: Stock-based compensation expense included in reported net income, net of tax	254	161	694	395
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(1,022)	(555)	(2,888)	(1,991)
Pro forma net income (loss)	$ 4,406 =====	$ 4,492 =====	$ 6,016 =====	$ (1,751) ======
Earnings (loss) per share - basic
As reported	$0.32 ====	$0.31 ====	$0.51 ====	$(0.01) =====
Pro forma	$0.27 ====	$0.28 ====	$0.37 ====	$(0.11) =====
Earnings (loss) per share - diluted
As reported	$0.31 ====	$0.30 ====	$0.49 ====	$(0.01) =====
Pro forma	$0.26 ====	$0.27 ====	$0.36 ====	$(0.11) =====

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

(3) Borrowings

     A significant portion of GBC's long-term funding has been provided through its primary senior credit facility (the "Primary Facility"). As of September 30, 2004, the Primary Facility was comprised of a $72.5 million multicurrency revolving credit facility and term loans totalling $115.0 million. Outstanding borrowings under the Primary Facility at September 30, 2004 included $115.0 million in term loans and outstanding letters of credit of $12.7 million which further reduces GBC's availability under the revolving credit line. No borrowings were outstanding under the revolving credit facility as of September 30, 2004. GBC is also party to a mortgage financing arrangement under which certain of its real estate holdings and equipment are pledged as collateral ("Mortgage Financing"), as well as a multicurrency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of September 30, 2004, the outstanding balances on the Mortgage Financing and the Netherlands Facility were $11.8 million and $7.7 million, respectively.

     Interest rates on Primary Facility borrowings are variable and, during 2004, were set at LIBOR plus 3.5% or 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loans. Borrowings under the Primary Facility are subject to a pricing grid which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

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

     As of and for the nine months ended September 30, 2004, the Company was in compliance with all debt covenants.

     Long-term debt consisted of the following at September 30, 2004 and December 31, 2003 (000 omitted):

	September 30,	December 31,
	2004	2003
Credit Facilities
U.S. Dollar borrowings - Term loans - (weighted average floating interest rate of 6.01% at September 30, 2004 and 5.66% at December 31, 2003)	$ 115,000	$ 122,500
Euro borrowings - Netherlands Facility (weighted average floating interest rate of 4.5% at September 30, 2004)	7,706	-
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 1.75% at September 30, 2004 and 1.25% at December 31, 2003)	6,840	6,840
Notes Payable
Senior Subordinated Notes- U.S. Dollar borrowing- due 2008 (fixed interest rate of 9.375%)	150,000	150,000
Notes Payable- U.S. Dollar borrowing- due monthly August 2003 to July 2008 (fixed interest rate of 6.62%)	11,816	13,798
Other borrowings	8,656	8,876
Total debt	300,018	302,014
Less-current maturities	(30,625)	(19,995)
Total Long-term debt	$ 269,393 ======	$ 282,019 ======

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

     The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Numerator:
Net income available to common shareholders	$ 5,174 =====	$ 4,886 =====	$ 8,210 =====	$ (155) =====
Denominator:
Denominator for basic earnings per share - Weighted average number of common shares outstanding (1)	16,193	15,984	16,159	15,966
Effect of dilutive securities:
Employee stock options (3)	339	377	448	-
Restricted stock units	250	191	244	-
Denominator for diluted earnings per share - Adjusted weighted-average shares (1) and assumed conversions	16,782 =====	16,552 =====	16,851 =====	15,966 =====

Earnings (loss) per share - basic (2)	$ 0.32 ====	$ 0.31 ====	$ 0.51 ====	$ (0.01) =====
Earnings (loss) per share - diluted (2)	$ 0.31 ====	$ 0.30 ====	$ 0.49 ====	$ (0.01) =====

(1)  Weighted average shares includes both Common Stock and Class B Common Stock.
(2)  Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3)  As of September 30, 2004, GBC had 1,875,512 stock options outstanding with an exercise or conversion price below the market value on that date.

(5) Restructuring and Other

     During the first nine months of 2004, GBC recorded restructuring charges of $0.9 million and other charges of $0.8 million. The restructuring charges were primarily related to workforce reduction programs which were announced in 2003. The other charges were recorded in the third quarter and were related to severance benefits associated with the realignment of senior management in the Commercial and Consumer Group.

     During the first nine months of 2003, GBC recorded restructuring related charges of $9.8 million. The Company recorded charges of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Charges for severance benefits to be paid under these programs totaled $3.9 million, while charges for asset impairments at the Company's Booneville facilities were $4.5 million. Approximately 365 employees were affected by the Booneville transition and workforce reduction programs. The Company also recorded additional restructuring charges of $1.4 million related to the subleasing of a manufacturing facility in Buffalo Grove, Illinois. The additional charge represents the incremental difference between GBC's obligation under the lease and the rental payments to be received from the subtenant.

     The components of the restructuring expenses are as follows (000 omitted):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Severance and early retirement benefits	$ 28	$ -	$ 851	$ 3,927
Asset impairments	-	-	-	4,457
Contractual lease expenses	-	-	-	1,405
Total restructuring expenses	$ 28 ===	$ - ==	$ 851 ====	$ 9,789 =====

     Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. The balance in the restructuring reserve at September 30, 2004 is primarily related to severance, asset write-downs, lease expenses, early retirement and other benefit expenses to be paid in future periods.

     Activity in the restructuring reserve for the nine months ended September 30, 2004 was as follows (000 omitted):

	Severance	Asset Impairment And Other Exit Costs	Lease Cancellation Costs	Total
Balance at December 31, 2003	$ 4,624	$ 1,352	$2,268	$8,244
Activities during the year:
Provisions	851	-	-	851
Cash charges	(4,096)	-	(243)	(4,339)
Non-cash charges and other	104	(634)	-	(530)
Reclassification	371	(268)	(103)	-
Balance at September 30, 2004(1)	$ 1,854 =====	$ 450 ====	$1,922 =====	$4,226 =====

 (1) The restructuring reserve at September 30, 2004 consisted of $2.5 million related to current items reported in the balance sheet as a separate item and $1.7 million related to long-term lease cancellation costs reported in the balance sheet as a component of other long-term liabilities.

(6) Retirement Plans and Post-Retirement Benefits

     The following tables summarize the components of net periodic pension cost for the Company's retirement plans (000 omitted):

	Three months ended
	September 30, 2004		September 30, 2003
	Domestic	International	Domestic	International
Service cost	$ 78	$ 177	$ 69	$ 142
Interest cost	12	396	7	337
Expected return on
plan assets	-	(378)	-	(289)
Amortization of unrecognized
transaction obligation	-	-	-	(27)
Recognized losses	1	122	-	139
Prior service cost	-	(14)	-	(13)
Total	$ 91 ===	$ 303 ====	$ 76 ===	$ 289 ====

Company contributions	$ - ===	$ 543 ====	$ - ===	$ 864 ====

	Nine months ended		Nine month ended
	September 30, 2004		September 30, 2003
	Domestic	International	Domestic	International
Service cost	$ 236	$ 532	$ 206	$ 425
Interest cost	35	1,188	21	1,010
Expected return on
plan assets	-	(1,135)	-	(868)
Amortization of unrecognized
transaction obligation	-	-	-	(80)
Recognized losses	3	366	1	418
Prior service cost	-	(43)	-	(38)
Total	$ 274 ====	$ 908 ====	$ 228 ====	$ 867 ====

Company contributions	$ - ====	$ 3,447 =====	$ - ====	$1,852 =====

The following summarizes the components of net periodic post-retirement benefit cost (000 omitted):
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$ 206	$ 180	$ 617	$ 539
Interest cost	150	133	450	398
Amortization of unrecognized:
Net transaction obligation	10	21	31	64
Recognized losses	57	28	172	85
Period Cost	423	362	1,270	1,086
Special termination benefits	332	-	332	-
Total	$ 755 ====	$ 362 ====	$1,602 =====	$1,086 =====

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

     The Industrial and Print Finishing Group's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Industrial and Print Finishing Group's products and services are sold worldwide through direct and dealer channels to commercial reprographic centers and commercial printers.

     Expenses incurred by the three reportable segments described above relate to costs incurred to manufacture or purchase products, as well as selling, general and administrative costs. For internal management purposes and the presentation below, operating income is calculated as net sales less (i) product cost of sales, (ii) selling, service and administrative expenses, (iii) the equity in (earnings) loss of joint ventures and (iv) amortization of other intangibles.

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

     Segment data is provided below for the three and nine months ended September 30, 2004 and 2003 (000 omitted):

	Unaffiliated Customer Sales		Unaffiliated Customer Sales
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Commercial and Consumer Group	$ 114,011	$ 118,818	$ 328,336	$ 339,855
Industrial and Print Finishing Group	38,066	33,853	114,976	102,091
Europe Group	23,771	22,421	77,842	73,731
Total	$ 175,848 =======	$ 175,092 =======	$ 521,154 =======	$ 515,677 =======

	Operating Income		Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Commercial and Consumer Group	$ 14,495	$ 16,940	$ 34,320	$ 41,433
Industrial and Print Finishing Group	5,966	4,637	15,748	13,997
Europe Group	(352)	185	3,242	2,679
Unallocated corporate items	(5,598)	(6,666)	(18,136)	(21,693)
Total	$ 14,511 ======	$ 15,096 ======	$ 35,174 ======	$ 36,416 ======

	Affiliated Customer Sales		Affiliated Customer Sales
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Commercial and Consumer Group	$ 2,588	$ 1,897	$ 7,117	$ 6,824
Industrial and Print Finishing Group	6,564	5,440	18,561	15,202
Europe Group	1,973	2,383	8,076	9,752
Eliminations	(11,125)	(9,720)	(33,754)	(31,778)
Total	$ - =====	$ - =====	$ - =====	$ - =====

	Total Segment Assets
	September 30,	December 31,
	2004	2003

Commercial and Consumer Group	$342,713	$341,367
Industrial and Print Finishing Group	75,005	70,499
Europe Group	57,156	56,498
Unallocated corporate items	61,780	60,986
Total	$536,654 ======	$529,350 ======

The following is a reconciliation of segment operating income to income before taxes (000 omitted):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Total segment operating income	$ 14,511	$ 15,096	$ 35,174	$ 36,416
Interest expense	(6,684)	(7,546)	(20,075)	(27,091)
Restructuring and other expenses	(868)	-	(1,691)	(9,789)
Other (expense) income	1,056	(69)	128	119
Income (loss) before taxes	$ 8,015 =====	$ 7,481 =====	$ 13,536 ======	$ (345) =====

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

     Financial information for the three and nine months ended September 30, 2004 and 2003, by geographical area is summarized below (000 omitted):

	Unaffiliated Customer Sales				Total Long-lived Assets
	Three months ended September 30,				September 30,	December 31,
	2004	2003	2004	2003	2004	2003
US	$108,197	$ 114,670	$ 310,525	$328,312	$302,405	$273,664
Europe	36,071	32,021	116,280	104,440	54,898	53,291
Other International	31,580	28,401	94,349	82,925	26,013	25,623
Eliminations	-	-	-	-	(119,222)	(81,342)
	$175,848 =======	$ 175,092 =======	$ 521,154 =======	$515,677 ======	$264,094 ======	$271,236 ======

(8) Income Taxes

     GBC's effective income tax rate varies from the U.S. statutory income tax rate based upon the taxing jurisdictions in which the Company and its foreign subsidiaries and branches generate taxable income or loss, judgements as to the realizability of any losses incurred, and the Company's assertion with respect to reinvestment of the earnings of foreign subsidiaries.

     GBC maintains a valuation allowance for the portion of net operating loss carry-forwards and other net deferred tax assets for which the Company believes it is more likely than not that such operating loss carry-forwards and deferred tax assets will not be realized. During the third quarter of 2004, the Company concluded that certain of the deferred tax assets at their Australian subsidiary were more likely than not realizable. The decision was based upon the recent earnings history of the subsidiary and expectations for continued earnings in the future. After years of significant accumulated pre-tax losses, the subsidiary has achieved twelve consecutive quarters of pre-tax income. Further, management believes it will continue to realize sufficient pre-tax income in future periods. The impact of the change in the Company's beginning of the year assertion with respect to this valuation allowance was to reduce income tax expense by approximately $1.3 million in the third quarter of 2004.

(9) Contingencies

     In the third quarter of 2004, GBC revised its estimated liability for contingencies related to certain regulatory matters based upon current developments, correspondence with regulatory agencies and the counsel of outside experts. The impact of this change in estimate was to increase pre-tax income by approximately $1.5 million in the third quarter of 2004.

(10) Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets are impaired. The annual impairment test is performed as of January 1. In 2004, it was determined that the Company's goodwill balances were not impaired.

     SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of September 30, 2004, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

     GBC's other intangible assets as of September 30, 2004 and December 31, 2003 are summarized below (000 omitted):

	Gross Carrying Amount at		Accumulated Amortization at
	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003
Customer agreements and relationships	$ 5,767	$ 5,767	$ (4,203)	$ (3,860)
Patents	1,464	1,464	(1,391)	(1,171)
Total	$ 7,231 =====	$ 7,231 =====	$ (5,594) ======	$ (5,031) ======

     Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense

2004	$ 751
2005	458
2006	458
2007	458
2008	75

(11) Subsequent Event - American Jobs Creation Act of 2004

     On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act includes provisions for U.S. income tax deductions for "qualified domestic production activities," a temporary incentive to repatriate earnings from foreign operations at a significantly reduced income tax rate, along with other significant provisions. The Company is evaluating the impact of the Act to determine any potential effect on its cash flows and effective income tax rate. Although the impact has not been quantified, GBC believes that the provisions of the Act related to repatriation of foreign earnings will result in a change to the Company's full year effective income tax rate in the fourth quarter of 2004.

(12) New Accounting Standards

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

(13) Subsidiary Guarantor Information

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

Consolidating Balance Sheets (000 omitted)

	September 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 1,894	$ 1	$ 6,029	$ -	$ 7,924
Receivables, net	63,907	-	59,867	-	123,774
Inventories, net	64,927	456	40,801	-	106,184
Deferred tax assets	19,186	461	2,804	-	22,451
Other	4,410	-	7,817	-	12,227
Due from affiliates	-	57,692	46,548	(104,240)	-
Total current assets	154,324	58,610	163,866	(104,240)	272,560
Net capital assets	51,858	6,196	28,106	-	86,160
Goodwill and other intangibles, net of
accumulated amortization	120,018	22,394	7,622	-	150,034
Other	8,336	9,886	9,678	-	27,900
Investment in subsidiaries	163,577	181,996	1	(345,574)	-
Total assets	$ 498,113 =======	$ 279,082 =======	$ 209,273 =======	$ (449,814) ========	$ 536,654 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 28,336	$ 1,310	$ 17,768	$ -	$ 47,414
Accrued liabilities	54,804	936	30,529	-	86,269
Notes payable	-	-	7,364	-	7,364
Current maturities of long-term debt	22,800	-	461	-	23,261
Due to affiliates	43,566	-	18,271	(61,837)	-
Total current liabilities	149,506	2,246	74,393	(61,837)	164,308
Long-term debt - affiliated	71	-	3,564	(3,635)	-
Long-term debt, less current maturities	260,856	-	8,537	-	269,393
Other long-term liabilities	22,991	238	15,035	-	38,264
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,079	121,115	167,539	(288,654)	26,079
Retained earnings	71,619	142,554	(51,271)	(91,283)	71,619
Treasury stock	(21,666)	-	-	-	(21,666)
Accumulated other comprehensive
income	(13,605)	12,929	(10,856)	(2,073)	(13,605)
Total stockholders' equity	64,689	276,598	107,744	(384,342)	64,689
Total liabilities and stockholders' equity	$ 498,113 =======	$ 279,082 =======	$ 209,273 =======	$ (449,814) ========	$ 536,654 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 3,749	$ 1	$ 5,818	$ -	$ 9,568
Receivables, net	69,404	-	58,987	-	128,391
Inventories, net	48,424	406	37,410	-	86,240
Deferred tax assets	19,039	1,197	1,766	-	22,002
Other	-	5,519	6,393	-	11,912
Due from affiliates	-	38,039	41,525	(79,564)	-
Total current assets	140,616	45,162	151,899	(79,564)	258,113
Net capital assets	58,142	6,485	30,359	-	94,986
Goodwill and other intangibles, net of
accumulated amortization	120,581	22,394	7,800	-	150,775
Other	13,544	9,328	2,604	-	25,476
Investment in subsidiaries	159,297	182,757	-	(342,054)	-
Total assets	$ 492,180 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 529,350 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 35,057	$ 893	$ 15,303	$ -	$ 51,253
Accrued liabilities	58,981	170	25,968	-	85,119
Notes payable	-	-	5,819	-	5,819
Current maturities of long-term debt	13,165	-	1,011	-	14,176
Due to affiliates	30,337	-	26,096	(56,433)	-
Total current liabilities	137,540	1,063	74,197	(56,433)	156,367
Long-term debt - affiliated	519	-	3,135	(3,654)	-
Long-term debt, less current maturities	279,973	-	2,046	-	282,019
Other long-term liabilities	19,939	248	16,568	-	36,755
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,727	121,115	167,539	(288,654)	26,727
Retained earnings	63,409	133,924	(63,091)	(70,833)	63,409
Treasury stock	(23,588)	-	-	-	(23,588)
Accumulated other comprehensive
income	(14,601)	9,776	(10,064)	288	(14,601)
Total stockholders' equity	54,209	264,815	96,716	(361,531)	54,209
Total liabilities and stockholders' equity	$ 492,180 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) =======	$ 529,350 =======

Consolidating Income Statements (000 omitted)

	Three months ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 108,197	$ -	$ 67,651	$ -	$ 175,848
Affiliated sales	11,411	-	7,453	(18,864)	-
Net sales	119,608	-	75,104	(18,864)	175,848
Cost of sales, including development and
engineering	75,415	(113)	49,456	(18,864)	105,894
Selling, service and administrative	35,063	-	21,660	-	56,723
Equity losses (earnings) from joint venture	163	-	(1,557)	-	(1,394)
Amortization of goodwill and related intangibles	114	-	-	-	114
Restructuring	-	-	28	-	28
Other	840	-	-	-	840
Interest expense	6,434	7	356	(113)	6,684
Other (income) expense	(1,792)	(6)	629	113	(1,056)
Income before taxes and undistributed
earnings of wholly owned subsidiaries	3,371	112	4,532	-	8,015
Income taxes	1,751	26	1,064	-	2,841
Income before undistributed earnings of
wholly owned subsidiaries	1,620	86	3,468	-	5,174
Undistributed earnings (losses) of wholly-owned
subsidiaries	3,554	362	-	(3,916)	-
Net income (loss)	$ 5,174 =====	$ 448 ====	$ 3,468 =====	$ (3,916) ======	$ 5,174 =====

Consolidating Income Statements (000 omitted)

	Three months ended September 30, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 114,670	$ -	$ 60,422	$ -	$ 175,092
Affiliated sales	9,901	-	5,921	(15,822)	-
Net sales	124,571	-	66,343	(15,822)	175,092
Cost of sales, including development and
engineering	79,379	(25)	41,731	(15,822)	105,263
Selling, service and administrative	34,615	-	19,882	-	54,497
Equity losses (earnings) from joint venture	582		(534)		48
Amortization of goodwill and related intangibles	188	-	-	-	188
Restructuring	-	-	-	-	-
Interest expense	7,120	149	420	(143)	7,546
Other (income) expense	(788)	(118)	832	143	69
Income (loss) before taxes and undistributed
earnings of wholly owned subsidiaries	3,475	(6)	4,012	-	7,481
Income (benefits) taxes	1,977	(100)	718	-	2,595
Income before undistributed earnings of
wholly owned subsidiaries	1,498	94	3,294	-	4,886
Undistributed earnings (losses) of wholly-owned
subsidiaries	3,388	6,912	-	(10,300)	-
Net income (loss)	$ 4,886 =====	$ 7,006 =====	$ 3,294 =====	$ (10,300) =======	$ 4,886 =====

	Nine months ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 310,525	$ -	$ 210,629	$ -	$ 521,154
Affiliated sales	33,929	-	24,024	(57,953)	-
Net sales	344,454	-	234,653	(57,953)	521,154
Cost of sales, including development and
engineering	226,144	(150)	150,246	(57,953)	318,287
Selling, service and administrative	103,545	-	65,555	-	169,100
Equity (earnings) losses from joint ventures	692	-	(2,442)	-	(1,750)
Amortization of intangible assets	343	-	-	-	343
Restructuring	234	-	617	-	851
Other	840	-	-	-	840
Interest expense	19,341	19	1,194	(479)	20,075
Other (income) expense	(3,557)	(284)	3,234	479	(128)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(3,128)	415	16,249	-	13,536
(Benefits) income taxes	(1,173)	162	6,337	-	5,326
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(1,955)	253	9,912	-	8,210
Undistributed earnings (losses) of wholly-owned
subsidiaries	10,165	8,377	-	(18,542)	-
Net income (loss)	$ 8,210 =====	$ 8,630 =====	$ 9,912 =====	$ (18,542) =======	$ 8,210 =====

	Nine months ended September 30, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 328,312	$ -	$ 187,365	$ -	$ 515,677
Affiliated sales	31,858	-	20,265	(52,123)	-
Net sales	360,170	-	207,630	(52,123)	515,677
Cost of sales, including development and
engineering	230,418	366	131,525	(52,123)	310,186
Selling, service and administrative	108,616	-	60,499	-	169,115
Equity (earnings) losses from joint ventures	471	-	(1,076)	-	(605)
Amortization of intangible assets	565	-	-	-	565
Restructuring	9,697	-	92	-	9,789
Interest expense	26,035	235	1,160	(339)	27,091
Other (income) expense	(707)	(1,939)	2,188	339	(119)
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(14,925)	1,338	13,242	-	(345)
(Benefits) income taxes	(5,248)	464	4,594	-	(190)
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(9,677)	874	8,648	-	(155)
Undistributed earnings (losses) of wholly-owned
subsidiaries	9,522	13,354	-	(22,876)	-
Net (loss) income	$ (155) =====	$ 14,228 ======	$ 8,648 =====	$ (22,876) =======	$ (155) =====

Consolidating Statement of Cash Flows (000 omitted)

	Nine months ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$ 2,258	$ 527	$ 530		$ 3,315
Investing activities:
Capital expenditures	(3,215)	(528)	(2,029)	-	(5,772)
Payments of acquisitions and investments	(1,654)	-	-	-	(1,654)
Return of capital from joint venture investments	-		1,430		1,430
Proceeds from sale of plant and equipment	977	1	11	-	989
Net cash used in investing activities	(3,892)	(527)	(588)	-	(5,007)
Financing activities:
Increase (decrease) in intercompany borrowings	7,825	-	(7,825)	-	-
Proceeds of long-term debt-
maturities greater than 90 days	138,500	-	13,962		152,462
Repayments of long-term debt-
maturities greater than 90 days	(138,500)	-	(7,425)	-	(145,925)
Net change in borrowings-maturities
of 90 days or less	-	-	110	-	110
(Decrease) increase in current portion of
long-term obligations	(9,482)		864		(8,618)
Payments of debt issuance costs	(31)				(31)
Proceeds from the exercise of stock options	1,467	-	-	-	1,467
Net cash used in financing activities	(221)	-	(314)	-	(535)
Effect of exchange rates on cash	-	-	583	-	583
Net (decrease) increase in cash & cash equivalents	(1,855)	-	211	-	(1,644)
Cash and cash equivalents at the beginning of
the year	3,749	1	5,818	-	9,568
Cash and cash equivalents at the end of the period	$ 1,894 =====	$ 1 ===	$ 6,029 =====	$- ==	$ 7,924 =====

Consolidating Statement of Cash Flows (000 omitted)

	Nine months ended September 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$ 23,791	$ 284	$ 1,842	$ -	$ 25,917
Investing activities:
Capital expenditures	(3,038)	(285)	(2,627)	-	(5,950)
Payments of acquisitions and investments	(3,168)	-	-	-	(3,168)
Proceeds from sale of plant and equipment	13	-	41	-	54
Net cash used in investing activities	(6,193)	(285)	(2,586)	-	(9,064)
Financing activities:
Increase (decrease) in intercompany borrowings	4,548	-	(4,548)	-	-
Proceeds of long-term debt-					-
maturities greater than 90 days	39,842	-	33,187		73,029
Repayments of long-term debt-					-
maturities greater than 90 days	(75,029)	-	(17,127)	-	(92,156)
Net change in borrowings-maturities					-
of 90 days or less	8,360	-	-	-	8,360
Decrease in current portion of					-
long-term obligations	-		(10,078)		(10,078)
Contribution related to Tax Allocation					-
Agreement	2,537				2,537
Payments of debt issuance costs	(3,971)				(3,971)
Proceeds from the exercise of stock options	391	-	-	-	391
Net cash (used in) provided by financing activities	(23,322)	-	1,434	-	(21,888)
Effect of exchange rates on cash	-	-	(1,945)	-	(1,945)
Net (decrease) increase in cash & cash equivalents	(5,724)	(1)	(1,255)	-	(6,980)
Cash and cash equivalents at the beginning of
the year	12,747	2	5,502	-	18,251
Cash and cash equivalents at the end of the period	$ 7,023 =====	$ 1 ==	$ 4,247 =====	$ - ==	$ 11,271 ======

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

Results of Operations - Quarter Ended September 30, 2004 compared to Quarter Ended September 30, 2003

Sales

GBC's net sales for the third quarter of 2004 increased 0.4% to $175.8 million compared to the third quarter of 2003. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited sales by approximately 2.6% in the third quarter of 2004. Net sales by business segment are summarized below (000 omitted):

	Three months ended September 30,
	2004	2003
Commercial and Consumer Group	$ 114,011	$ 118,818
Industrial and Print Finishing Group	38,066	33,853
Europe Group	23,771	22,421
Net Sales	$175,848 ======	$175,092 ======

The Commercial and Consumer Group's sales decreased $4.8 million or 4.0% for the third quarter of 2004 when compared to 2003. Factors negatively affecting the Group's 2004 results include: a) competitive pricing pressure in the Group's office products business; b) lower direct sales due to lower than expected sales representative head count; and c) a decision to no longer offer certain private label three-ring binder products. Sales for the Industrial and Print Finishing Group increased by $4.2 million or 12.4% in the third quarter of 2004 when compared to the prior year, primarily due to growth in the Group's European commercial films and digital print finishing businesses. Sales in the Europe Group increased $1.4 million or 6.0% in 2004, due primarily to the effect of a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited the Europe group by 9.5% in the third quarter of 2004. The decrease in local currency sales in Europe is due to a highly competitive pricing environment for certain products which adversely affected revenues.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the third quarter of 2004 was 39.8% which was flat compared to the prior year. Gross profit margin declines, due to competitive pricing and raw material pricing pressures in the office products business of the Commercial and Consumer Group, were offset by gross profit margin increases in the Industrial and Commercial Group's domestic and international commercial films businesses.

Total selling, service and administrative expenses increased $2.2 million or 4.1% in the third quarter of 2004 compared to 2003. The increase was due to translation of a weaker U.S. dollar in 2004 compared to 2003, along with higher distribution expenses due to fuel costs and increased volumes. Overall, the effect of foreign exchange rates resulted in a 2.9% increase in GBC's total selling, service and administrative expenses.

Equity (Earnings) Losses from Joint Ventures

In the third quarter of 2004, GBC recognized income of $1.4 million related to its share of earnings in joint venture investments, primarily the Company's Australian joint venture, Pelikan-Quartet, which is part of the Commercial and Consumer Group. Equity earnings in joint ventures during the third quarter of 2003 were not significant.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses, amortization of other intangibles, plus equity earnings of joint ventures, is summarized below (000 omitted):

	Segment Operating Income Three months ended September 30,
	2004	2003
Commercial and Consumer Group	$ 14,495	$ 16,940
Industrial and Print Finishing Group	5,966	4,637
Europe Group	(352)	185
Unallocated corporate items	(5,598)	(6,666)
Total	$ 14,511 ======	$15,096 =====

Operating income for the third quarter of 2004 decreased 3.9% or $0.6 million compared to 2003. Operating income in the Commercial and Consumer Group decreased by $2.4 million in the third quarter of 2004, primarily due to lower sales and higher distribution expenses in the Group's office products business. The impact of lower sales and higher expenses was partially offset by the increase in equity earnings of Pelikan-Quartet and the favorable adjustment for contingencies related to certain regulatory matters. The Industrial and Print Finishing Group's operating income increased $1.3 million in the third quarter of 2004, due primarily to increased sales volumes in the Group's European commercial films and digital print finishing businesses. Europe's operating income decreased by $0.5 million in the third quarter of 2004 compared to 2003, due to lower local currency sales and gross profit margins. Corporate expenses are lower in 2004 compared to 2003 primarily as a result of reduced spending on information services.

Restructuring and Other

GBC incurred no significant restructuring charges during the third quarter of either 2004 or 2003. During the third quarter of 2004, GBC recorded $0.8 million of other charges related to a realignment of senior management in the Commercial and Consumer Group. No other charges were recorded in 2003.

Interest Expense

Interest expense decreased by $0.9 million to $6.7 million in the third quarter of 2004 compared to 2003, as a result of lower average outstanding borrowings.

Other Income and Expense

GBC recognized other income of $1.1 million in the third quarter of 2004. The 2004 income was primarily due to the sale of a closed manufacturing facility.

Income Taxes

In the third quarter of 2004, GBC's income tax expense was $2.8 million on pre-tax income of $8.0 million, yielding an effective income tax rate of 35.4%. In 2003, GBC recorded income tax expense of $2.6 million on pre-tax income of $7.5 million yielding an effective rate of 34.7%. The Company's effective income tax rate was favorably impacted in 2004 as a result of the reversal of the valuation allowance for net deferred tax assets in Australia of $1.3 million. In 2003, the third quarter effective tax rate was lower than the U.S. statutory rate because of a change in the estimate of the Company's expected earnings for the year.

Net Income (Loss)

GBC had net income of $5.2 million in the third quarter of 2004 ($0.31 per share diluted), compared to net income of $4.9 million in the third quarter of 2003 ($0.30 per share diluted).

Nine Months Ended September 30, 2004 compared to Nine Months September 30, 2003

Sales

GBC's net sales for the first nine months of 2004 increased 1.1% to $521 million compared to the first nine months of 2003. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited sales by approximately 3.5% in 2004 compared to 2003. Net sales by business segment are summarized below (000 omitted):

	Nine months ended September 30,
	2004	2003
Commercial and Consumer Group	$ 328,336	$ 339,855
Industrial and Print Finishing Group	114,976	102,091
Europe Group	77,842	73,731
Net Sales	$ 521,154 =======	$ 515,677 =======

The Commercial and Consumer Group's sales decreased $11.5 million or 3.4% for the first nine months of 2004 when compared to 2003. Factors negatively affecting the Group's 2004 results include: a) competitive pricing pressure in the Group's office products business; b) lower direct sales due to lower than expected sales representative head count; and c) a decision to no longer offer certain private label three-ring binder products. Sales for the Industrial and Print Finishing Group increased $12.9 million or 12.6%, primarily due to increased sales in the European commercial films and digital print finishing businesses. Sales in the Europe Group increased by $4.1 million or 5.6%. The effect of foreign exchange rates benefited sales in Europe by approximately 10.5%. Sales in local currency were negatively impacted by reduced sales of lamination products to certain customers and a highly competitive pricing environment for certain supply items.

Gross Margins, Costs and Expenses

GBC's gross profit margin for the first nine months of 2004 declined 0.9 points to 38.9% compared to the first nine months of 2003. The gross profit margins decrease is primarily due to competitive pricing pressures and raw material price increases.

Total selling, service and administrative expenses for the first nine months of 2004 were flat compared to the first nine months of 2003. The effect of a weaker dollar in 2004 compared to 2003 completely offset reduced spending in local currencies. The reduced spending resulted from initiatives of the Operational Excellence program, along with reduced spending on information systems.

Equity (Earnings) Losses from Joint Ventures

In the first nine months of 2004, GBC recognized $1.8 million of income related to its share of earnings in joint venture investments compared to $0.6 million for the same period in 2003. The increase in earnings come primarily from the Company's Australian joint venture.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses, amortization of other intangibles plus equity in earnings of joint ventures, is summarized below (000 omitted):

	Segment Operating Income Nine months ended September 30,
	2004	2003
Commercial and Consumer Group	$ 34,320	$ 41,433
Industrial and Print Finishing Group	15,748	13,997
Europe Group	3,242	2,679
Unallocated corporate items	(18,136)	(21,693)
Total	$ 35,174 ======	$ 36,416 ======

Segment operating income for the first nine months of 2004 decreased 3.4% or $1.2 million compared to 2003. Operating income in the Commercial and Consumer Group decreased by $7.1 million, or 17.2%, in the first nine months of 2004 primarily due to the lower level of sales. The impact of the lower level of sales was partially offset by the increase in equity earnings of Pelikan-Quartet and the favorable adjustment for contingencies related to certain regulatory matters. The Industrial and Print Finishing Group's operating income increased 12.5% or $1.8 million due to increased sales volumes. The Europe Group's operating income increased $0.6 million as the effect of reduced local currency sales was offset by reduced selling, service and administrative expenses in local currencies. Overall, GBC's total segment operating income benefited 5.7% by the effect of foreign exchange rates.

Restructuring and Other

During the first nine months of 2004, GBC incurred restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003. In 2003, GBC recorded restructuring related charges of $9.8 million consisting of: a) a pre-tax restructuring charge of $1.4 million related to the subleasing of a manufacturing facility as part of a previously-announced rationalization and b) a pre-tax restructuring charge of $8.4 million related to the transition of certain manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico, along with a company-wide workforce reduction program. Approximately 365 employees were affected as a result of these actions.

During the first nine months of 2004, GBC recorded $0.8 million of other charges related to a realignment of senior management in the Commercial and Consumer Group. No other charges were recorded in 2003.

Interest Expense

Interest expense decreased by $7.0 million to $20.1 million in the first nine months of 2004 compared to 2003 due to reduced debt levels and lower interest rates on the Company's primary senior credit facility. Included in interest expense in 2003 was $1.1 million related to the loss on the extinguishment of the Company's previous credit facility which was refinanced in June 2003.

Income Taxes

In the first nine months of 2004, GBC recorded income tax expense of $5.3 million on pre-tax income of $13.5 million yielding an effective tax rate of 39.3%. GBC recorded an income tax benefit of $0.2 million in the first nine months of 2003 on a pre-tax loss of $0.3 million. In 2004, the Company's effective income tax rate was favorably impacted as a result of the reversal of the valuation allowance for net deferred tax assets in Australia of $1.3 million.

Net Income (Loss)

GBC realized net income of $8.2 million for the first nine months of 2004 compared to a net loss of ($0.2) million for the first nine months of 2003. The net loss 2004 includes $1.7 million in pre-tax restructuring and other charges while the net loss in 2003 includes pre-tax restructuring charges of $9.8 million and the loss on extinguishment of debt of $1.1 million.

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

GBC's multicurrency revolving credit facility was entered into with a group of international financial institutions (the "Primary Facility"). As of September 30, 2004, the Primary Facility was comprised of a $72.5 million multicurrency revolving credit facility and term loans totaling $115.0 million. Outstanding borrowings under the Primary Facility at September 30, 2004 included $115.0 million under the term loan and outstanding letters of credit of $12.7 million, which further reduce GBC's availability under the revolving credit line. GBC is also party to a mortgage financing arrangement under which certain of its real estate holdings and equipment are pledged as collateral ("Mortgage Financing"), as well as a multicurrency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of September 30, 2004, the outstanding balances on the Mortgage Financing and the Netherlands Facility were $11.8 million and $7.7 million, respectively.

Credit Facility - Financial Covenants

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage and fixed charge coverage, as well as a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness and capital expenditures. In addition to the restrictive covenants, multicurrency revolving credit line borrowings are subject to a borrowing base which is determined based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of its assets pledged under the Mortgage Financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

As of September 30, 2004, GBC was in compliance with all covenants under the Facility. There can, however, be no assurance that the Company will continue to remain in compliance. If the Company were to fail one or more of its covenants and were unable to obtain an amendment to the Primary Facility or a waiver in the event of a covenant violation, the Company's liquidity would be severely impacted.

Cash Flows

Cash provided by operating activities was $3.3 million for the nine months ended September 30, 2004, compared to $25.9 million in 2003. The decrease was due primarily to increased inventories.

Net cash used in investing activities was $5.0 million during 2004, compared to $9.1 million in 2003.

Net cash used in financing activities was $0.5 million during 2004, compared to $21.9 million used in 2003.

GBC is restricted under its credit agreements from paying dividends, and therefore no dividends were paid during the first nine months of 2004 and 2003.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, there were no changes with regard to market risk since December 31, 2003 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2003, refer to pages 28-29 in GBC's Annual Report on Form 10-K.

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

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit 31.1: Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2: Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1: Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2: Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K:

     Registrant's press release dated July 21, 2004 furnished to the SEC setting forth second quarter 2004 earnings.

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

November 9, 2004