Form 10-K
period 2004-12-31
GENERAL BINDING CORP
filed 2005-03-15
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes X    No___

As of June 30, 2004, GBC's most recently completed second fiscal quarter, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market - NASDAQ) of the company held by nonaffiliates was approximately $97,636,398.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	February 28, 2005
Common Stock, $0.125 par value	13,911,486
Class B Common Stock, $0.125 par value	2,398,275

Documents Incorporated by Reference	Where Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2005	Parts III

General Binding Corporation and Subsidiaries
Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K
Table of Contents

Part I.

Item 1. Business

Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report contains, and other periodic reports and press releases of the General Binding Corporation ("GBC" or the "Company") may contain, certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. GBC intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

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

General Development and Description of Business and Segment Information

GBC, incorporated in 1947, and its subsidiaries are engaged in the design, manufacture and distribution of branded office equipment, related supplies and laminating equipment and films. Between 1995 and 1998, GBC grew rapidly through a series of acquisitions. While the acquired entities contributed a significant amount of revenue to GBC, they also added significant new infrastructure and high debt levels. Further, integration of the acquisitions proved more difficult than management expected. Recognizing these issues, in 1999, the Company began implementation of a multi-phase process with the goal of returning GBC to long-term profitability. The first phase of the program included rationalization of stock keeping units or

"SKU's" and facilities, as well as headcount reductions. In 2001, GBC began implementation of Phase II of the profit improvement program. In the fourth quarter of 2001, after a comprehensive six-month operational review, the Company launched its "Operational Excellence Program." This program is based upon a continuous improvement process which uses the "80/20 principles" of simplification, segmentation and intense focus. The goals of this program include: a) focusing on greater profitability and long-term revenue growth; b) streamlining and improving worldwide infrastructure; and c) generating cash to increase financial flexibility. The program has produced positive results and is expected to continue with further operational and financial improvements, although there can be no assurance that such improvement will continue and to what extent. The savings from this program have helped to offset the effect of a challenging sales environment, increased raw material costs, fund investments related to new sales, marketing and product development initiatives, and reduce the Company's debt levels.

In 2003, GBC modified its segment reporting to reflect changes in the Company's organization. The changes primarily consisted of combining three of GBC's four business units into the following two groups - Commercial and Consumer Group ("CCG") and Industrial and Print Finishing Group ("IPFG"). The CCG is responsible for marketing the Company's binding, laminating, visual display (writing boards, bulletin boards, easels, etc.), and other products for use by consumers and commercial customers. The IPFG targets "print-for-pay" and other finishing customers who use GBC's professional grade finishing equipment and supplies.

The CCG's major products include binding, punching and laminating equipment and related supplies, visual communications products (writing boards, bulletin boards, easels, etc.), document shredders, custom binders and folders, and desktop accessories, as well as maintenance and repair services for these products. The Industrial and Print Finishing Group's primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, and large-format digital print laminators. The Europe Group distributes the CCG product range to customers in Europe. The Company's products are either manufactured in one of GBC's 13 plants located throughout the world or sourced from third parties. GBC products and services are sold indirectly through a network of distributors, office product superstores, wholesalers, contract/commercial stationers and other retail dealers, and directly through the Company's sales force, telemarketing personnel and internet portals.

The following table summarizes the percentage of revenue derived from the sale of office equipment and supplies and service for the last three fiscal years:

	2004	2003	2002
Office equipment	46%	44%	45%
Related supplies and service	54%	56%	55%

Financial information by business group and geographical area is included in note 16 to the consolidated financial statements.

Competition

GBC's products and services are sold in highly competitive markets. The Company believes that the principal points of competition in its markets are product and service quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness and completeness of delivery and quality of post-sale support. Competitive conditions often require GBC to match or better competitors' prices to retain business or market share. The Company believes that it can maintain and/or improve its competitive position through continued investment in manufacturing and sourcing, quality standards, marketing and customer service and support. However, there can be no assurance that GBC will have sufficient resources to continue to make such investments or that it will be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of GBC's products and services. Certain of GBC's current and potential competitors may have greater financial, marketing and research and development resources than GBC.

Dependence on Major Customers

No single customer accounted for more than 10% of GBC's net sales. GBC does, however, have certain major customers. The loss or consolidation of, or major reduction in business from, one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

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

Dependence on Certain Manufacturing Sources

GBC relies on GMP Co. Ltd. ("GMP"), in which the Company holds an equity interest of approximately 20%, as its sole supplier of many of the laminating machines it distributes. GBC has a supply arrangement with GMP. However, there can be no assurance that GMP will be able to perform any or all of its obligations to the Company. GMP's equipment manufacturing facility is located in the Republic of Korea, and its ability to fulfill GBC's requirements for laminating machines could be affected by Korean and other regional and worldwide economic, political and governmental conditions. Additionally, GMP has a highly leveraged capital structure and its ability to continue to obtain financing is required to ensure the orderly continuation of its operations. See the "Restructuring and Other" and the "GMP Relationship " sections of Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of GBC's investment in and relationship with GMP. Although GBC believes alternative suppliers could be found, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that are likely to result in a disruption of supply. There can be no assurance that GBC would be able to find an alternative supplier or suppliers on a timely basis or on favorable terms. Any material disruption in GBC's ability to deliver orders for laminating machines on a timely basis could have a material adverse effect on GBC's reputation with customers and its financial position or results of operations.

Risks Associated with International Operations

GBC has significant operations outside the United States. Approximately 41% of GBC's 2004 revenues were from international sales. GBC's international operations may be significantly affected by economic, political and governmental conditions in the countries where GBC sources products or has manufacturing facilities or where its products and services are sold. In addition, changes in economic or political conditions in any of the countries in which GBC operates could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on the operations of GBC or expropriation of the Company's assets. GBC's operations and financial position may also be adversely affected by significant fluctuations in the value of the U.S. dollar relative to international currencies. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", GBC's international operations benefited from a weaker U.S. dollar in 2004 compared to 2003. A strengthening of the U.S. dollar in 2005 compared to 2004 levels would have a negative impact on the Company's results.

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

Environmental Matters

GBC and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, as well as impose liability for the costs of investigating and cleaning up, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often. Capital and operating expenses required to comply with Environmental Laws can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws, such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as "Superfund"), in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water, buildings, and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by GBC, as well as at properties the Company currently owns and operates, and properties to which hazardous substances were sent by GBC, may result in liability for the Company under Environmental Laws. While the Company currently is not a party to any material environmental regulatory or judicial proceedings, GBC has an inherent risk of liability under Environmental Laws both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. There can be no assurance that the costs of complying with Environmental Laws and any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on the Company's financial position or results of operations.

Employees

As of December 31, 2004, GBC employed approximately 3,600 people worldwide. Employee relations are considered to be excellent.

Available Information

The Company's internet website address is www.gbc.com. Through the investor relations section of the website, GBC makes available its Annual, Quarterly and Current Reports (Forms 10-K, 10-Q, and 8-K), and any amendments to those reports, in addition to reports on Forms 3, 4 and 5 filed by its executive officers and directors, free of charge shortly after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

In addition to the manufacturing and distribution locations listed below, GBC operates sales and service offices throughout the world. GBC also owns a 65,000 square foot world headquarters building in Northbrook, Illinois. Management believes that the Company's manufacturing facilities are suitable and adequate for its operations and are maintained in a good state of repair.

Major manufacturing and distribution is conducted at the following locations with the principal business group user indicated by footnote:

		Approximate Area in Thousand Sq. Ft.
Location		Manufacturing	Distribution	Ownership
Booneville, Mississippi (1)	Manufacturing/Distribution	130	500	Owned/Leased
Nuevo Laredo, Mexico (1)	Manufacturing	224	-	Leased
Addison, Illinois (2)	Manufacturing/Distribution	106	11	Owned/Leased
Hanover Park, Illinois (1),(2)	Distribution	-	105	Leased
Pleasant Prairie, Wisconsin (1)	Manufacturing	100	-	Leased
Kerkrade, Netherlands (2)	Manufacturing/Distribution	39	42	Owned/Leased
Lincolnshire, Illinois (1)	Manufacturing	70	-	Leased
Arcos de Valdevez, Portugal (1),(3)	Manufacturing	41	32	Owned
Born, Netherlands (3)	Distribution	-	67	Leased
Basingstoke, England (3)	Distribution	-	40	Leased
Tornaco, Italy (2) (3)	Distribution	-	64	Leased
Concord, Canada (1)	Distribution	-	58	Leased
Pleasant Prairie, Wisconsin (1)	Manufacturing	52	-	Leased
Tlalnepantla, Mexico (1)	Distribution	-	43	Leased
Don Mills, Ontario, Canada (1)	Manufacturing/Distribution	15	20	Leased
Madison, Wisconsin (2)	Manufacturing	25	-	Leased
Hagerstown, Maryland (2)	Manufacturing	33	-	Owned
Asan, Korea (2)	Manufacturing	31	-	Owned
Dublin, Ireland (3)	Manufacturing	26	-	Leased

(1) Commercial Consumer Group, (2) Industrial and Print Finishing Group, (3) Europe Group

Item 3. Legal Proceedings

The Company has ongoing litigation and claims incurred during the normal course of business, but in the opinion of management, these actions are unlikely, individually or in the aggregate, to have a material adverse effect on the Company's operations, cash flows or financial position. GBC intends to vigorously defend or resolve these matters by settlement, as appropriate. GBC believes that none of these pending matters are material nor is the Company aware of any material contemplated proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Price Range

The Company's Common Stock, $0.125 par value share, trades on the Nasdaq National Market under the symbol "GBND." All of the Class B Common Stock, $0.125 par value, is directly held by Lane Industries, Inc. and has never been traded. The following table shows high, low and closing prices for GBC's Common Stock, $0.125 par value, as quoted on the Nasdaq National Market for the calendar quarters indicated below:

	Share Prices
	2004			2003
	High	Low	Close	High	Low	Close

First quarter	$19.01	$12.91	$17.00	$12.83	$7.90	$7.90
Second quarter	17.00	9.75	15.49	12.50	7.60	11.95
Third quarter	15.92	10.01	14.04	14.83	9.25	10.40
Fourth quarter	15.11	12.83	13.06	18.68	11.24	18.00

Approximate Number of Equity Security Holders:

Title of Class	Number of Shareholders of Record as of February 28, 2005 *
Common Stock, $0.125 par value	603
Class B Common Stock, $0.125 par value	1

* Per the latest report from the Transfer Agent. Each security dealer holding shares in a street name for one or       more individuals is counted as only one shareholder of record.

Dividends

The Company paid no cash dividends on its Common Stock in 2004, 2003 and 2002 and does not anticipate paying any cash dividend in the near future. The Company is limited by existing covenants in the Company's Primary Credit Facility (as defined in the "Liquidity and Capital Resources" section of Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" of this report), with regard to paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of any dividends in the future, and their amounts will be determined by GBC's Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition, working capital and capital expenditure requirements and other factors.

Item 6. Selected Financial Data

(000 omitted except per share and ratio data):

	2004	2003	2002	2001	2000
Net sales	$712,318	$697,908	$701,728	$711,943	$824,581
Net income (loss) before cumulative effect of accounting change (1)	14,762	(3,262)	(986)	(19,471)	2,433
Net income (loss) (1)	14,762	(3,262)	(80,010)	(19,471)	2,433
Net income (loss) per common share
basic (2)	$0.91	$(0.20)	$(5.04)	$(1.24)	$0.15
diluted (2)	$0.88	$(0.20)	$(5.04)	$(1.24)	$0.15
Cash dividends declared per common share (2)	-	-	-	-	-
Capital expenditures	7,347	8,468	9,010	14,897	19,609
Current assets	272,180	257,636	265,933	304,759	320,625
Current liabilities	173,676	157,795	164,263	140,429	161,300
Working capital	98,504	99,841	101,670	164,330	159,325
Current ratio	1.6	1.6	1.6	2.2	2.0
Total assets	$540,414	$530,331	$557,442	$719,560	$761,308
Long-term debt	255,165	282,019	314,766	410,668	397,005
Stockholders' equity	77,846	54,209	42,131	123,855	147,679

(1) In 2002, GBC adopted SFAS No.142, "Goodwill and Other Intangible Assets" (SFAS No.142). The cumulative effect of accounting change related to the adoption of SFAS No.142 was $79.0 million, net of taxes.
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

GBC is engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and films. As described in more detail in "Item 1. Business," GBC has three primary business groups; a) Commercial and Consumer Group ("CCG"); b) Industrial and Print Finishing Group ("IPFG"); and c) Europe.

The Groups' revenues are primarily derived from:

Commercial and Consumer Group
Products	Customers/Channels
Binding, punching and laminating equipment Visual communciations products Document shredders Custom binders and folders Desktop accessories Related maintenance and repair services
Indirect (approximately 70%) Direct (approximately 30%)
Industrial and Print Finishing Group
Products	Customers/Channels
Thermal and pressure sensitive-laminating films Mid-range and commercial high-speed laminators Large-format digital print laminators
Primarily direct

Europe Group
Products	Customers/Channels
The Europe Group primarily distributes the CCG product range to customers in Europe.
Indirect (approximately 80%)

CCG's products are sold through both indirect channels (resellers, including office product superstores, contract/commercial stationers, wholesalers, mail order companies, mass markets and other dealers) and direct channels (salespersons, telemarketers, internet portals, etc.). This group's products and services are sold to customers, which include the home and office markets, commercial reprographic centers, educational and training markets, and governmental agencies throughout North and South America and the Asia/Pacific region. IPFG's products and services are sold worldwide through direct and dealer channels primarily to commercial reprographic centers and commercial printers. The Europe Group distributes the CCG product range to customers in Europe and other export markets.

The Company's results are dependent upon sales of CCG and IPFG products, which are susceptible to changes in economic conditions, customer and industry consolidation, reseller business strategy (e.g., private label vs. branded products) and other factors which are difficult to predict. During periods of deteriorating economic conditions, GBC may be increasingly affected by competitive pricing pressures and decreased customer demand. In 2004, competitive pricing pressures continued to affect the office products business of CCG and the commercial laminating films business of IPFG. Additionally, during 2004 GBC was negatively impacted by increased costs on certain raw materials used in the manufacture of its products. While worldwide economic growth may continue in 2005, GBC believes that factors impacting its business will continue to be challenging. To offset its challenging business environment, the Company has continued to identify and work to achieve cost reductions and operating efficiencies through its Operational Excellence Program, as described in more detail in Item 1 "Business", and to introduce new products to market.

Fluctuations in foreign currency exchange rates also have a significant impact on GBC's results, as a significant portion of GBC's revenues and operations are located outside the U.S. In 2004,

due to foreign currency translation, sales in each of the Company's business groups benefited from a weakened U.S. dollar. This trend may continue in 2005, however, GBC would expect that a strengthening of the U.S. dollar would have an opposite and negative impact on the Company's results.

Financial Results - 2004 Compared to 2003

Sales

GBC's net sales for the year ended December 31, 2004 increased 2.1% to $712.3 million compared to $697.9 million in 2003. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2004 compared to 2003. The translation impact of foreign exchange rates benefited sales by approximately 3.4% in 2004. Net sales by business segment are summarized below (000 omitted):

	Twelve months ended December 31,
	2004	2003
Commercial and Consumer Group	$ 447,011	$ 460,243
Industrial and Print Finishing Group	157,447	137,064
Europe Group	107,860	100,601
Net Sales	$ 712,318 =======	$ 697,908 =======

CCG's sales decreased $13.2 million or 2.9% in 2004 when compared to 2003. Factors negatively affecting the Group's 2004 results include: a) competitive pricing pressure in the Group's office products business; b) lower direct sales due to lower than expected sales representative head count; and c) a decision to exit a private label three-ring binder position with a customer. Sales for the IPFG increased by $20.4 million or 14.9% in 2004 when compared to the prior year, primarily due to growth in the Group's European commercial films and digital print finishing businesses. Sales in the Europe Group increased $7.3 million or 7.2% in 2004, due primarily to the effect of a weaker U.S. dollar in 2004 compared to 2003. The effect of foreign exchange rates benefited the Europe group by 10.3% in 2004. There was a decrease in local currency sales in Europe due to a highly competitive currency-related pricing environment.

Gross Margins, Costs and Expenses

GBC's gross profit margin in 2004 was 38.9% compared to 40.0% in 2003. Despite cost savings achieved through the Company's Operational Excellence initiatives, competitive pricing environments within each of the business groups and raw material price increases caused the gross profit margin decline.

Total selling, service and administrative expenses increased $1.1 million in 2004 compared to 2003. The increase was primarily due to translation of a weaker U.S. dollar in 2004 compared to 2003. As a percentage of sales, total selling, service and administrative expenses declined in 2004 to 31.7% from 32.2% in 2003. While the Company achieved cost savings from Operational Excellence initiatives, certain costs such as distribution increased due to higher fuel costs and increased volumes. Overall, the effect of foreign exchange rates resulted in a 3.2% increase in GBC's total selling, service and administrative expenses.

Earnings from Joint Ventures

In 2004, GBC recognized $1.3 million in earnings from joint ventures compared to a break-even level in 2003. The joint venture earnings in 2004 were generated from the Company's Australian joint venture, Pelikan-Quartet Pty Ltd. ('"Pelikan-Quartet"), which is part of the Commercial and Consumer Group. Earnings from Pelikan-Quartet more than offset losses from the Company's investments in GMP Co,. Ltd. ("GMP") and Neschen/GBC Graphic Films LLC ("Neschen"). In 2003, earnings from Pelikan-Quartet were entirely offset by losses from GMP and Neschen.

Segment Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses, amortization of other intangibles, plus equity earnings of joint ventures. See note 16 to the consolidated financial statements for a reconciliation of segment operating income to income before income taxes and cumulative effect of accounting change. Segment operating income is summarized below (000 omitted):

	Segment Operating Income Twelve months ended December 31,
	2004	2003
Commercial and Consumer Group	$ 48,142	$ 59,211
Industrial and Print Finishing Group	21,563	17,965
Europe Group	6,880	6,085
Unallocated corporate items	(23,539)	(28,548)
Total	$ 53,046 ======	$ 54,713 ======

Operating income for 2004 decreased 3.0% or $1.7 million compared to 2003. Operating income in the CCG decreased by $11.1 million in 2004, primarily due to lower sales and gross profit margins as a result of pricing pressures, along with higher distribution expenses in the Group's office products business. The impact of lower sales and higher expenses was partially offset by the increase in equity earnings of Pelikan-Quartet and a favorable adjustment for contingencies related to certain regulatory matters. The IPFG's operating income increased $3.7 million in 2004, due primarily to increased sales volumes in the Group's European commercial films and digital print finishing businesses. Europe's operating income increased by $0.8 million in 2004 compared to 2003, primarily as a result of favorable exchange rates. Corporate expenses were lower in 2004 compared to 2003 primarily due to reduced spending on information services as a result of consolidation of resources.

Restructuring and Other

Beginning in 2001, GBC launched its Operational Excellence Program, an on-going effort to improve the Company's financial performance and flexibility. Initiatives undertaken in connection with this program have resulted in restructuring and other expenses in 2004 and 2003.

During 2004, GBC recorded restructuring charges of $0.9 million, which were primarily related to work force reduction programs which were announced in 2003.

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

The relocation of manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico began in July 2003, and was completed during the third quarter of 2004. The Amelia, Virginia plant was closed during the first quarter of 2004. Initiatives related to work force reductions were implemented during the second half of 2003.

During 2004, GBC also recorded $1.7 million in other charges related to the realignment of management in the Commercial and Consumer Group and an impairment of GBC's investment in GMP Co. Ltd.

GBC has an investment in GMP of approximately 20% of the equity capital of that company, and accounts for its investment under the equity method of accounting. GMP realized significant net losses in the fourth quarter of both 2004 and 2003. In the fourth quarter of 2004 and 2003, GBC recognized its share of GMP's loss (approximately $0.9 million in 2004 and approximately $1.2 million in 2003). As a result of GMP's poor financial performance and other factors, GBC evaluated whether its investment in GMP was impaired. The GMP investment was valued based upon the traded value of GMP shares on the KOSDAQ exchange (Korean over-the counter market) and projections of cash flow, earnings and sales developed by GMP management. Based upon the analysis performed, and GBC's determination that the decline in value of its investment in GMP was other than temporary, impairment charges of $0.9 million and $4.7 million were recorded in 2004 and 2003, respectively.

Interest Expense

Interest expense decreased by $8.5 million to $25.9 million in 2004 compared to 2003 due primarily to reduced debt levels and lower average interest rates. Included in interest expense in 2003 was $1.1 million related to the loss on the extinguishment of the Company's previous credit facility which was refinanced in June 2003.

Other (Income) Expense

GBC recognized other expense of $0.7 million in 2004. The most significant items included in other expense in 2004 were: a) foreign exchange losses of $1.8 million; b) interest income and purchase discounts of $1.2 million; and c) a gain of $0.7 million on the sale of a former manufacturing facility.

Income Taxes

In 2004, income tax expense was $9.1 million on pre-tax income of $23.9 million. Factors that affected income tax expense in 2004 included: a) a benefit for the reversal of the beginning-of-the-year valuation allowance for deferred tax assets at certain non-U.S. subsidiaries ($1.4 million); b) a benefit for the utilization of non-U.S. net operating losses ($1.4 million); and c) a benefit recorded for the decrease in withholding tax liabilities as a result of enacted tax rate changes ($0.8 million). Also, the Company provided for income taxes on non-U.S. earnings expected to be remitted to the U.S., which substantially offset the favorable benefits realized in 2004.

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

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 % dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, GBC is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. GBC does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. Based on the Company's analysis to date, however, the range of reasonably possible amounts that GBC may repatriate is between zero and $69 million (of which $44 million is considered permanently reinvested). While GBC estimates that the related potential range of additional income tax liability is from zero to $9 million, this estimation is subject to change in the event that technical correction legislation currently pending in Congress is enacted. Also, the amount of additional income tax resulting from repatriation of foreign earnings under the provision would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

See note 13 to the consolidated financial statements for more information on income taxes.

Net Income (Loss)

GBC had net income of $14.8 million in 2004 compared to a net loss of $3.3 million in 2003. The 2003 net loss was impacted by the previously described restructuring charges of $11.1 million, other expense of $4.7 million, the loss on extinguishment of debt of $1.1 million as well as the $4.4 million write-off of deferred tax assets.

Financial Results - 2003 Compared to 2002

Sales

GBC's net sales for the year ended December 31, 2003 decreased 0.5% to $697.9 million compared to $701.7 million in 2002. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2003 compared to 2002. The effect of foreign exchange rates benefited sales by approximately 4.0% in 2003. Net sales by business segment are summarized below (000 omitted):

	Twelve months ended December 31,
	2003	2002
Commercial and Consumer Group	$ 460,243	$ 467,543
Industrial and Print Finishing Group	137,064	138,299
Europe Group	100,601	95,886
Net Sales	$ 697,908 =======	$ 701,728 =======

The Commercial and Consumer Group's sales decreased $7.3 million (or 1.6%) in 2003 when compared to 2002. Lower demand for the Group's visual communication products and binding and laminating machines was partially offset by increased sales of private label three-ring binders and paper shredders. Sales for the Industrial and Print Finishing Group decreased $1.2 million or 0.9%. The impact of favorable exchange rates benefited the Group's sales by approximately 6.0%. A decrease in sales in the U.S. commercial film business, which was affected by pricing pressures and lower purchasing levels by certain of the Group's customers, was the primary reason for the sales decrease. In addition, the Group's U.S. commercial film business continued to be affected by weak market conditions. Sales in the Europe Group increased by $4.7 million. The impact of foreign exchange benefited sales in the Europe Group by approximately 15.0%. The Group's sales in local currencies declined due to a competitive, currency-related pricing environment, weak economic conditions in certain European markets, and the timing of new product introductions.

Gross Margins, Costs and Expenses

GBC's gross profit margin in 2003 increased by 0.3 points to 39.9% compared to 2002. Gross profit margins in the CCG were down due to an unfavorable product mix (higher sales of private label three-ring binders and lower sales of visual communication products and binding and laminating machines) and increased rebate and allowance programs. IPFG's gross profit margins were up slightly due to reduced spending on research and development. The Europe Group's gross profit margin increased significantly due to favorable foreign exchange and increased manufacturing volumes, along with lower product costs due to sourcing initiatives.

Total selling, service and administrative expenses in 2003 decreased $3.8 million compared to 2002, primarily due to lower spending by the CCG, coupled with lower corporate expenses. Efficiencies achieved in connection with the creation of the CCG resulted in reduced expenditures on certain administrative functions. Additionally, the Group benefited from increased equity earnings from the Pelikan-Quartet joint venture. Corporate expenses were down in 2003 primarily as a result of reduced spending on information systems. These savings were partially offset by the recognition of GBC's share of the net loss of GMP (see the "Restructuring and Other" and "GMP Relationship" sections of this "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding

GBC's investment in GMP). Selling, service and administrative expenses as a percentage of sales decreased slightly to 31.9% in 2003 from 32.3% in 2002.

Earnings from Joint Ventures

In 2003, earnings from joint ventures were at a break-even level compared to $0.2 million in 2002. In both 2003 and 2002, earnings from Pelikan-Quartet were offset by losses from GMP and Neschen.

Segment Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales less product cost of sales, selling, service and administrative expenses and amortization of other intangibles, plus equity earnings of joint ventures, is summarized below (000 omitted):

	Segment Operating Income Twelve months ended December 31,
	2003	2002
Commercial and Consumer Group	$ 59,211	$ 62,261
Industrial and Print Finishing Group	17,965	19,418
Europe Group	6,085	1,359
Unallocated corporate items	(28,548)	(31,691)
Total	$ 54,713 ======	$ 51,347 ======

Segment operating income for 2003 increased 6.6% or $3.4 million compared to 2002. Operating income in the Commercial and Consumer Group decreased by $1.9 million, or 3.3%, in 2003 primarily due to the lower level of sales and reduced gross profit margin, which was partially offset by lower expenses. The Industrial and Print Finishing Group's operating income decreased 6.0% or $1.1 million due to the lower sales volume and higher selling, service and administrative expenses. The Europe Group's operating income increased $4.7 million due primarily to improved gross profit margins. Unallocated corporate items decreased $1.7 million primarily due to reduced spending on information services as a result of consolidation of resources.

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

The relocation of manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico began in July 2003, and was completed during the third quarter of 2004. The Amelia, Virginia plant was closed in 2004. Initiatives related to work force reductions were implemented during the second half of 2003.

During 2002, GBC recorded pre-tax restructuring charges of $8.0 million for expenses related to the following projects: a) closing the Company's facility in Buffalo Grove, Illinois and transferring the manufacturing and administrative functions to other GBC locations; b) downsizing a binder manufacturing facility in Amelia, Virginia; c) severance costs associated with the creation of the CCG; and d) charges related to the reorganization of certain corporate and other support functions.

The restructuring charges associated with the 2002 projects consist of the following (in millions):

Project	Severance	Asset Impairments and Other Exit Costs	Lease Cost	Total
Buffalo Grove facility closure	$0.7	$1.6	$ 0.8	$ 3.1
Downsizing of Amelia facility	0.8	0.3	-	1.1
Commercial and Consumer Group	1.6	0.2	-	1.8
Reduction in support functions	2.0	-	-	2.0
	$5.1 ===	$2.1 ===	$ 0.8 ====	$8.0 ===

The transition of manufacturing operations from the Buffalo Grove facility was completed in 2002. Administrative and support personnel previously located in the Buffalo Grove facility were transferred to other GBC locations by early 2003. Actions associated with the 2002 Amelia downsizing and other reductions in force were completed in 2002.

The Company has an investment in GMP Co., Ltd. of approximately 20% of the equity capital of that company, and accounts for its investment under the equity method of accounting. In the fourth quarter of 2003, GBC recognized its share (approximating $1.2 million) of GMP's fourth quarter 2003 loss. As a result of GMP's poor financial performance and other business factors, GBC evaluated whether its investment in GMP was impaired. The GMP investment was valued based upon the traded value of GMP shares on the KOSDAQ exchange (Korean over-the-counter market) and projections of cash flow, earnings and sales developed by GMP management. Based upon the analysis performed, and GBC's determination that the decline in value of its investment in GMP was other than temporary, an impairment charge of $4.7 million was recognized.

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

See note 13 to the consolidated financial statements for more information on income taxes.

Cumulative Effect of Accounting Change

Effective January 1, 2002, GBC implemented SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company tested its goodwill balances to determine whether these assets were impaired. Based upon the testing performed, GBC recorded a non-cash impairment charge of $110 million ($79 million, net of tax), primarily related to the impairment of goodwill in the CCG.

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

Primary Credit Facility

GBC has two financing arrangements that provide the Company with the majority of its debt capacity. In 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). As of December 31, 2004, the Primary Facility includes a $72.5 million multicurrency revolving credit line and $112.0 million in term loans. The maturity date on the Primary Facility is January 15, 2008. Outstanding borrowings under the Primary Facility at December 31, 2004 included $112.0 million in term loans and outstanding letters of credit of $12.4 million which further reduces GBC's availability under the revolving credit line. No borrowings were outstanding under the revolving credit facility as of December 31, 2004. Also in 2003, the Company entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008.

Interest rates on the Primary Facility borrowings are variable and, during 2004, were set at LIBOR plus 3.5% or 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loans. Borrowings under the Primary Facility are subject to a pricing grid which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

Primary Credit Facility - Financial Covenants

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage, fixed charge coverage, as well as a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. In addition to the restrictive covenants, multicurrency revolving credit line borrowings are subject to a "borrowing base" which is determined based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of certain domestic assets (primarily property, plant and equipment) pledged under a mortgage financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

In January 2005, the Company entered into an amendment to the Primary Facility. The amendment, among other things, modifies certain financial covenants related to Total Leverage and Senior Leverage, as those terms are defined in the Primary Facility, to make them less restrictive. The modifications also provided for the planned disposition of certain real property. The Company was in compliance with the covenants of the Primary Facility before the amendment.

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

The Primary Facility, as amended, requires that GBC's leverage ratios as of the end of each quarter be no higher than:

	Total Leverage	Senior Leverage
Q-4 2004- Q-3 2005	4.75 to 1	2.75 to 1
Q-4 2005- Q-3 2006	4.50 to 1	2.50 to 1
Thereafter	4.00 to 1	2.00 to 1

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

Principal payments on the term loan are due quarterly as follows:

Q-4 2004 - Q-3 2005	3.0 million
Q-4 2005 - Q-3 2007	3.5 million

The remaining balance of the term loan is due on the maturity date of the Primary Facility, January 15, 2008.

Primary Facility - Financial Covenant Compliance

As of and for the period ended December 31, 2004, GBC was in compliance with all covenants under the Primary Facility. There can, however, be no assurance that the Company will continue to remain in compliance. If the Company were to fail one or more of its covenants and were unable to obtain an amendment to the Primary Facility or a waiver in the event of a covenant violation, the Company's liquidity would be severely impacted.

Primary Facility - Borrowing Base Availability

The Primary Facility includes a $72.5 million multicurrency borrowing facility that GBC uses to fund its working capital requirements. The Company's borrowing capacity under the facility is limited by restrictive covenants on the amount of Total Leverage and Senior Leverage, as well as a "borrowing base," which is specifically defined in the facility and is computed as 85% of eligible trade receivables and 50% of eligible inventory. Eligible receivables are generally defined as current domestic and Canadian receivables which are reduced by certain obligations of the Company, and eligible inventory is generally defined as inventory owned by GBC's domestic and Canadian operations. At December 31, 2004, GBC's borrowing base was adequate to support GBC's expected future working capital requirements. If, however, there were to be a significant deterioration in the quality of GBC's eligible receivables or inventory, there can be no assurance that adequate liquidity would be available under the Facility.

Cash Flows

Cash provided by operating activities was $22.7 million in 2004 compared to $51.6 million in 2003. While net income increased $18.0 million in 2004. The 2003 results included higher depreciation and amortization expenses and a higher non-cash impairment of GBC's investment in GMP, which partially offsets the increase. Receivables and inventories increased a total of $28.4 million in 2004 compared to 2003. The increase in receivables of $9.3 million is due to higher level of sales in November and December of 2004 compared to 2003. Inventory levels increased $19.1 million due to the transition of certain manufacturing operations in 2004 from the Company's facility in Booneville, Mississippi to Nuevo Laredo, Mexico, and the attendant need to provide for improved service levels.

Net cash used in investing activities was $8.2 million in 2004 compared to $10.5 million in 2003. The Company's investments in capital expenditure and Neschen joint venture were flat in 2004 compared to 2003. The reduction in cash used in investing activities is due to the receipt of a dividend for the Pelikan-Quartet joint venture along with the sale of plant and equipment.

Net cash used in financing activities was $13.1 million in 2004 compared to $41.4 million in 2003. The lower level of debt reduction in 2004 was primarily due to the higher level of receivables and inventories.

GBC is restricted under its credit agreements from paying dividends, and therefore no dividends were paid during either 2004 or 2003.

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

GMP Relationship

GBC sources many of its laminating machines from GMP Co. Ltd, a company whose manufacturing facility is located in the Republic of Korea. GBC also has an equity ownership interest in GMP of approximately 20% of the equity capital of that company. While GBC has a long-term supply arrangement with GMP, there can be no assurance that GMP will be able to continue to fulfill any or all of its obligations to the Company. GMP's ability to fulfill GBC's requirements for laminating machines could be affected by Korean and other regional and worldwide economic, political and governmental conditions. Additionally, GMP has a highly leveraged capital structure. In order to ensure the continuation of its operations, GMP requires on-going sources of financing. There can be no assurance that such financing will continue to be available. At times during 2003 and 2004, the Company accelerated its payment terms to GMP to provide it with liquidity assistance. The amount of any advance payments to GMP outstanding at any one time has not exceeded $1.0 million. In the event GMP seeks additional financial assistance in the future in the form of advance payments from GBC, the Company will consider such requests taking into consideration then existing market, liquidity and other factors; however, there can be no assurance that the Company would make any such advances, or provide other financial support.

If GMP were unable to supply GBC with laminating machines, there are alternative sources available. However, changing suppliers for the laminating machines manufactured by GMP would require lead times of a duration that could result in a disruption of supply. If GBC's supply chain were disrupted, the Company's results of operations and its financial position would be negatively impacted. It is estimated that during 2005, absent a disruption in supply, GBC will have sales of laminating machines supplied by GMP within the range of $20-25 million.

During 2004 and 2003, GBC recorded losses related to its portion of GMP's operating results. GBC's share of GMP's loss was $0.9 million and $1.0 million in 2004 and 2003, respectively. As a result of GMP's operating losses and other business factors, GBC evaluated whether its investment in GMP was impaired. The evaluations concluded that the investment was impaired and GBC recorded non-cash charges of $0.9 million and $4.7 million in 2004 and 2003, respectively. As of December 31, 2004, GBC's remaining investment in GMP is $1.0 million.

Off-Balance Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The table below sets forth GBC's contractual cash obligations at December 31, 2004 (in millions):

		Payments due by Period
		Less than	1-3	3-5	After 5
Contractual obligations	Total	1 year	Years	Years	Years
Long-term debt and capital lease obligations(1)	$ 288.9	$ 33.7	$ 31.1	$ 217.1	$ 7.0
Operating lease obligations	59.3	13.2	21.7	13.1	11.3
Purchase obligations(2)	72.0	72.0	-	-	-
Other long-term liabilities(3)	17.1	3.2	5.3	2.4	6.2
Total	$ 437.3 =====	$ 122.1 =====	$ 58.1 ====	$ 232.6 =====	$ 24.5 ====

(1) Excludes related interest.
(2) GBC's purchase obligations primarily consist of open purchase orders to acquire raw materials used in the manufacture of product or to acquire finished product sourced from third-party vendors. A substantial majority of the Company's open purchase orders are non-binding and can be cancelled with up to 90 days notice. For purposes of this disclosure, an estimate of 90 days of open purchase orders, based upon purchases made in 2004, has been used. Assuming such purchase orders are not cancelled, the Company believes its purchase obligations for 2005, based on prior years' experience, will be approximately $287.0 million.
(3) The Company's primary obligations related to other long-term liabilities consist of payments under retirement benefit plans. Future contributions, where not fixed, have been estimated based upon actual 2004 payments.

Commercial Financial Commitments

At December 31, 2004, GBC had commercial financial commitments of approximately $4.6 million consisting of standby letters of credit which primarily support domestic workers compensation claims and a real estate operating lease on one of the Company's facilities.

Credit Concentration

GBC has several customers of the CCG which, in the normal course of business, make significant purchases from the Company. Trade receivable balances from these customers have ranged from $3 million - $19 million. As a result, at any point in time, GBC may have a significant concentration of its accounts receivable balance among this customer group. To mitigate the credit risk among this group of customers, management monitors trends in the office products market, as well as the payment trends of these customers. However, should one or more of those customers fail, such failure could have a material adverse affect on GBC's financial position and results of operations.

New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment." This statement requires companies to recognize the cost of employee services received in exchange for an award of equity instruments. Prior to the revision to SFAS No. 123, companies had an alternative to either recognize the cost of employee services based upon fair value at the grant date, or to use the intrinsic value method of accounting under APB No. 25. GBC currently accounts for stock options in accordance with APB No. 25 under which stock options issued to employees generally result in no compensation expense. GBC's adoption of SFAS No. 123 (revised 2004) will result in compensation expense related to stock options issued. The standard is required to be adopted in the third quarter of 2005. GBC is in the process of evaluating the impact of SFAS No. 123 (revised 2004). See note 1(m) to the consolidated financial statements for proforma disclosure information related to stock compensation expense.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA")." The AJCA, enacted in October 2004, introduces a temporary 85% dividends received deduction on the repatriation of certain foreign earnings of a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. It allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on unremitted earnings of foreign subsidiaries for the purpose of applying the "indefinite reversal criterion" under APB Opinion No. 23, "Accounting for Income Taxes - Special Areas." FAS 109-2 also requires explanatory disclosures from companies that have not yet completed the evaluation. GBC has begun, but has not yet completed, its evaluation of the repatriation provision and has not decided whether, and to what extent, it will repatriate unremitted foreign earnings under the provision.

During 2004, GBC revised certain disclosures about pension plans and other post retirement benefit plans in accordance with the December 2003 FASB revision to SFAS No. 132,

" Employers Disclosures about Pensions and Other Post-retirement Benefits." The additional disclosures required by this statement include: information describing the types of plan assets, investment strategy, measurement date(s), plan obligations and cash flows.

Related Party Transactions

As discussed in notes 1 and 13 to the consolidated financial statements, GBC and Lane Industries, Inc. (the Company's majority shareholder) have entered into Tax Allocation Agreements, which determine GBC's U.S. Federal and U.S. State income liabilities. Other related party transactions are detailed in GBC's 2004 Proxy Statement. No other related party transactions had a material impact on GBC's financial position, cash flow, or results of operations.

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

Deferred Income Tax Valuation Allowance

An allowance for deferred income taxes and net loss carryforwards is established for those items which are, more likely than not, expected to expire unused. The Company's net loss carryforwards expire in the years 2005 through 2025. GBC determines the valuation allowances by considering currently available data, historical and projected taxable earnings and losses by jurisdiction, the Company's current financial condition and other relevant factors. If GBC is unable to generate sufficient future taxable income, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase the valuation allowance against all or a significant portion of its remaining net deferred tax assets resulting in an increase in the effective tax rate.

Tax Reserves

In the normal course of business, GBC is regularly audited by Federal, State and Foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the Company's tax positions comply with applicable tax laws. In evaluating the exposure associated with various tax filing positions, GBC maintains accruals for uncertain tax positions. While the Company believes these reserves are adequate, its effective income tax rate in a given period could be impacted if matters for which accruals have been established are resolved in amounts in excess of or/less than the accruals.

Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company reviews potential impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During

2004, 2003 and 2002, provisions were established for certain assets impacted by restructuring activities. Such provisions were based upon a comparison of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount asset or asset group. If the undiscounted cash flows are less than the carrying amount, an impairment is recognized based upon the fair value of the asset or asset groups.

During 2004 and 2003, the Company evaluated its investment in GMP for potential impairment. As a result of these reviews, GBC recorded non-cash charges of $0.9 million in 2004 and $4.7 million in 2003 to reduce its investment in GMP. See the "GMP Relationship" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of GBC's relationship with GMP.

In accordance with SFAS No. 142, GBC tests its goodwill balances at least annually to determine whether these assets are impaired. GBC recorded a non-cash impairment charge of $110 million ($79 million after-tax) effective January 1, 2002, as the cumulative effect of adopting this standard. The Company performs its annual impairment test at January 1 of each fiscal year. In addition, SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite lives are not amortized. As of December 31, 2004, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

Acquisitions and Other Business Combinations

GBC made no acquisitions nor was it involved in any other business combination transactions during the years 2002 through 2004.

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

The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific region, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of December 31, 2004 are presented below. All of the outstanding contracts have maturity dates in 2005. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. GBC's contracts are primarily for the sale or purchase of foreign currencies in exchange for U.S. dollars. Selected information related to GBC's foreign exchange contracts as of December 31, 2004 is as follows (all items except exchange rates in millions):

Forward contracts as of December 31, 2004	Average Exchange Rate	Notional Amount	Fair Market Value	Gain (Loss) (1)
Currency sold (2)
Sell Euro/Buy USD	0.74	13.9	15.4	(1.5)
Sell CAD/Buy USD	1.20	12.9	14.2	(1.3)
Sell GBP/Buy USD	0.52	3.8	4.1	(0.3)
Sell USD/Buy Euro	1.36	9.4	10.1	0.7
Sell USD/Buy MXN	0.09	6.4	6.6	0.2
Sell GBP/Buy Euro	0.71	3.8	4.0	0.2
Sell Euro /Buy CAD	1.63	12.3	12.6	(0.3)
Other		6.7	6.9	(0.2)
Total				$(2.5) ====
(1) As of December 31, 2004, GBC recorded cumulative unrealized losses of approximately $0.2 million in its consolidated statement of income related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized losses of approximately $2.3 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.
(2) CAD = Canadian Dollars; GBP = Pound Sterling; MXN = Mexican Pesos

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

The table below provides information about GBC's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date and the current interest rate spreads under the Company's credit facilities. The information is presented in U.S. dollar equivalents, which is GBC's reporting currency. Significant interest rate sensitive instruments as of December 31, 2004, are presented below (in millions):

Debt obligations	Stated Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair value
Long-term debt:
Fixed Rate ($US)	$3.1	$3 .0	$3.2	$152.0	$-	$-	$161.3	$161.3
Average interest rate	6.4%	6.6%	6.6%	9.3%	-	-	9.2%	-
Variable Rate ($US)	$22.9	$14.1	$10.7	$65.0	$-	$7.0	$119.7	$119.7
Average interest rate (1)	6.7%	6.7%	6.6%	6.7%	-	1.9%	6.4%	-
Short-term debt:
Variable Rate ($US)	$7.8	-	-	-	-	-	$7.8	$7.8
Average interest rate	3.7%	-	-	-	-	-	3.7%

(1) Rates presented are as of December 31, 2004. Refer to "Liquidity and Capital Resources" for further discussion of the interest rate spreads on GBC's Primary Facility borrowings in 2004.

Interest Rate Derivatives	Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair value

Interest Rate Swap	$5.0	-	-	-	-	-	$5.0	$0.0
Average pay rate	6.1%	-	-	-	-	-	6.1%
Average receive rate	2.3%	-	-	-	-	-	2.3%

Refer to notes 1, 4, 8 and 9 of the consolidated financial statements for additional discussion of GBC's foreign exchange and financial instruments.

Item 8. Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

The management of General Binding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31,2004. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

General Binding Corporation
March 15, 2005

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of General Binding Corporation:

We have completed an integrated audit of General Binding Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of General Binding Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes 1 and 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Internal Control Over Financial Reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 15, 2005

General Binding Corporation and Subsidiaries
Consolidated Statements of Income
 (000 omitted, except per share data)

	Year ended December 31,
	2004	2003	2002
Sales:
Domestic sales	$ 419,925	$ 440,337	$ 459,836
International sales	292,393	257,571	241,892
Net sales	712,318	697,908	701,728
Costs and expenses:
Cost of sales:
Product cost of sales, including development
and engineering	434,908	418,655	422,517
Inventory rationalization and write-down charges	-	-	1,049
Selling, service and administrative	225,631	224,552	228,085
Earnings from joint ventures	(1,267)	(12)	(221)
Interest expense	25,923	34,408	39,898
Restructuring and other:
Restructuring	851	11,102	8,013
Other	1,690	4,679	1,081
Other expense, net	706	156	247
Income before taxes and cumulative effect of accounting change	23,876	4,368	1,059
Income tax expense	9,114	7,630	2,045
Net income (loss) before cumulative effect of accounting change	14,762	(3,262)	(986)
Cumulative effect of acounting change, net of taxes	-	-	79,024
Net income (loss)	$ 14,762 ======	$ (3,262) ======	$ (80,010) =======
Other comprehensive income (loss), net of income taxes of $0.6 million in 2004 and $1.1 million in 2003:
Foreign currency translation adjustments	4,704	8,695	5,791
Minimum pension liabilities	1,678	1,749	(10,205)
Income on derivative financial instruments	585	686	(873)
Comprehensive income (loss)	$ 21,729 ======	$ 7,868 =====	$ (85,297) =======
Net income (loss) per common share: (1)
Basic	$ 0.91	$ (0.20)	$ (5.04)
Diluted	$ 0.88	$ (0.20)	$ (5.04)
Weighted average number of common shares outstanding (2)
Basic	16,171	15,978	15,883
Diluted	16,839	15,978	15,883

(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Balance Sheets
 (000 omitted, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 6,259	$ 9,568
Receivables, less allowances for doubtful accounts
and sales returns: 2004 - $16,476 and 2003 - $16,614	141,445	128,391
Inventories, net	97,996	86,240
Deferred tax assets	12,437	20,096
Prepaid expenses	7,234	6,915
Other	6,809	6,426
Total current assets	272,180	257,636
Capital assets at cost:
Land and land improvements	5,589	6,136
Buildings and leasehold improvements	52,623	51,634
Machinery and equipment	142,723	150,587
Computer hardware and software	71,157	67,503
Total capital assets at cost	272,092	275,860
Less - accumulated depreciation	(187,399)	(180,874)
Net capital assets	84,693	94,986
Goodwill and other intangible assets, net of accumulated amortization	150,383	150,775
Other	33,158	26,934
Total assets	$ 540,414 =======	$ 530,331 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 49,758	$ 51,253
Accrued liabilities:
Salaries, wages and retirement plan contributions	15,096	13,273
Deferred income on service maintenance agreements	12,750	10,512
Accrued customer allowances	28,606	22,180
Restructuring reserve	1,235	6,327
Other	32,518	34,255
Notes payable	7,788	5,819
Current maturities of long-term debt	25,925	14,176
Total current liabilities	173,676	157,795
Long-term debt, less current maturities	255,165	282,019
Other long-term liabilities	33,727	36,308
Stockholders' equity:
Common stock, $.125 par value; 40,000,000 shares authorized; 15,696,620 shares issued and outstanding at December 31, 2004 and 2003	1,962	1,962
Class B common stock, $.125 par value; 4,796,550 shares authorized;
2,398,275 shares issued and outstanding at December 31, 2004 and 2003	300	300
Additional paid-in capital	26,445	26,727
Treasury stock - 1,871,047 and 2,062,641 shares at December 31, 2004 and 2003	(21,398)	(23,588)
Retained earnings	78,171	63,409
Accumulated other comprehensive income	(7,634)	(14,601)
Total stockholders' equity	77,846	54,209
Total liabilities and stockholders' equity	$ 540,414 =======	$ 530,331 =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (000 omitted)

	Year ended December 31,
	2004	2003	2002
Cash Flows From Operating activities:
Net income (loss)	$ 14,762	$ (3,262)	$ (80,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	-	79,024
Depreciation	17,494	20,141	22,836
Amortization	4,055	5,021	5,576
Equity earnings from joint ventures	(1,267)	(12)	(221)
Restructuring and other	1,691	11,102	9,094
Provision for doubtful accounts and sales returns	1,974	3,090	4,095
Provision for inventory reserves	4,266	5,524	4,561
Inventory rationalization and write-down charges	-	-	1,049
Non-cash sale of subsidiary	-	-	1,150
Non-cash loss on disposal or impairment of investment	850	4,679	1,137
(Increase) decrease in non-current deferred taxes	(4,666)	5,244	6,428
(Increase) decrease in other long-term assets	3,221	5,984	2,801
Other	(1,365)	(731)	128
Changes in current assets and liabilities:
Increase in receivables	(10,678)	(1,404)	(6,135)
(Increase) decrease in inventories	(13,728)	5,400	3,973
(Increase) decrease in other current assets	(32)	2,669	577
Decrease (increase) in deferred tax assets	7,413	324	(2,482)
Decrease in accounts payable and accrued liabilities	(3,314)	(11,194)	(9,227)
Increase (decrease) in accrued income taxes	2,034	(951)	2,112
Net cash provided by operating activities	22,710	51,624	46,466
Cash Flows From Investing activities:
Capital expenditures	(7,347)	(8,468)	(9,010)
Payments for acquisitions and investments	(3,327)	(2,162)	(416)
Proceeds from sale of subsidiary	-	-	470
Dividend from joint venture investment	1,430	-	-
Proceeds from sale of plant and equipment	1,001	102	1,286
Net cash used in investing activities	(8,243)	(10,528)	(7,670)
Cash Flows From Financing activities:
Proceeds from long-term debt-maturities greater than 90 days	227,375	182,640	344,610
Repayments of long-term debt-maturities greater than 90 days	(235,351)	(122,586)	(270,827)
Net change in debt-maturities of 90 days or less	7,000	(91,179)	(151,684)
Decrease in current portion of long-term debt	(12,469)	(9,418)	(186)
Payments of debt issuance costs	(52)	(4,154)	(3,438)
(Distribution) contribution related to tax allocation agreement	(1,261)	2,537	1,490
Proceeds from the exercise of stock options	1,661	737	1,164
Net cash used in financing activities	(13,097)	(41,423)	(78,871)
Effect of exchange rates on cash	(4,679)	(8,356)	(1,610)
Net decrease in cash and cash equivalents	(3,309)	(8,683)	(41,685)
Cash and cash equivalents at the beginning of the year	9,568	18,251	59,936
Cash and cash equivalents at the end of the period	$ 6,259 =====	$ 9,568 =====	$ 18,251 ======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$ 25,423	$ 30,814	$ 34,263
Income taxes paid (recovered), net	6,294	3,772	(7,052)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
 Consolidated Statements of Stockholders' Equity
(000 omitted excepts share data)

	Common Stock	Class B Common Stock	Additonal Paid in Capital	Retained Earnings	Treasury Stock	Accmulated Other Comprehensive Income (2)	Total
Balance at December 31, 2001	$1,962	$300	$21,640	$146,681	($26,284)	($20,444)	$123,855
Net loss	-	-	-	(80,010)	-	-	(80,010)
Capital contribution (1)	-	-	1,490	-	-	-	1,490
Exercise of stock options	-	-	(488)	-	1,652	-	1,164
Compensation for restricted stock units	-	-	389	-	-	-	389
Tax benefit of options exercised	-	-	530	-	-	-	530
Losses on derivative financial instruments	-	-	-	-	-	(873)	(873)
Minimum pension liabilities	-	-	-	-	-	(10,205)	(10,205)
Translation adjustment	-	-	-	-	-	5,791	5,791
Balance at December 31, 2002	1,962	300	23,561	66,671	(24,632)	(25,731)	42,131
Net loss	-	-	-	(3,262)	-	-	(3,262)
Capital contribution (1)	-	-	2,537	-	-	-	2,537
Exercise of stock options	-	-	(307)	-	1,044	-	737
Compensation for restricted stock units	-	-	727	-	-	-	727
Tax benefit of options exercised	-	-	209	-	-	-	209
Income on derivative financial instruments	-	-	-	-	-	686	686
Minimum pension liabilities	-	-	-	-	-	1,749	1,749
Translation adjustment	-	-	-	-	-	8,695	8,695
Balance at December 31, 2003	1,962	300	26,727	63,409	(23,588)	(14,601)	54,209
Net income	-	-	-	14,762	-	-	14,762
Capital distribution (1)	-	-	(1,261)	-	-	-	(1,261)
Exercise of stock options	-	-	(529)	-	2,190	-	1,661
Compensation for restricted stock units	-	-	936	-	-	-	936
Tax benefit of options exercised	-	-	572	-	-	-	572
Income on derivative financial instruments	-	-	-	-	-	585	585
Minimum pension liabilities	-	-	-	-	-	1,678	1,678
Translation adjustment	-	-	-	-	-	4,704	4,704
Balance at December 31, 2004	$ 1,962 ======	$ 300 ====	$ 26,445 ======	$ 78,171 ======	$ (21,398) =======	$ (7,634) ======	$ 77,846 ======
(1)

Amount represents a capital contribution from (distribution to) GBC's majority shareholder (Lane Industries, Inc) under Tax Allocation Agreements. See notes 1 and 13 to the consolidated financial statements for additional information.

(2)

The net-of-tax components of Accumulated Other Comprehensive Income at December 31 were: a) 2004 - currency translation, $545, hedging activities, ($1,401), minimum pension liabilities, ($6,778); and b) 2003 - currency translation, ($4,159), hedging activities, ($1,986), minimum pension liabilities, ($8,456); and c) 2002 - currency translation, ($12,854), hedging activities, ($2,672), minimum pension liabilities, ($10,205)

Shares of Capital Stock
	Common Stock	Class B Common Stock	Treasury Stock (3)	Net Shares
Shares at December 31, 2001	15,696,620	2,398,275	(2,299,038)	15,795,857
Exercise of stock options	-	-	145,010	145,010
Shares at December 31, 2002	15,696,620	2,398,275	(2,154,028)	15,940,867
Exercise of stock options	-	-	91,387	91,387
Shares at December 31, 2003	15,696,620	2,398,275	(2,062,641)	16,032,254
Exercise of stock options	-	-	191,594	191,594
Shares at December 31, 2004	15,696,620 ========	2,398,275 =======	(1,871,047) ========	16,223,848 ========
(3)	Shares held in treasury are shares of Common Stock
The accompanying notes to consolidated financial statements are an integral part of these statements.

General Binding Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
(a) Consolidation

The consolidated financial statements include the accounts of General Binding Corporation ("GBC") and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in companies which are 20% to 50% owned are treated as equity investments. GBC has equity investments in the following joint ventures: Pelikan-Quartet Pty Ltd ("Pelikan-Quartet") - 50% ownership; GMP Ltd. Co ("GMP") - approximately 20% ownership; and Neschen/GBC Graphic Films ("Neschen") - 50% ownership. GBC's share of earnings from equity investment are included on the line entitled "earnings from joint ventures" in the consolidated statements of income. Investments in companies where GBC owns in excess of 50% have been consolidated.

Certain amounts for prior years have been reclassified to conform to the 2004 presentation.

(b) Cash and Cash Equivalents

Temporary cash investments with original maturities of three months or less are classified as cash equivalents. As of December 31, 2004 and 2003, GBC designated $0.9 million and $0.9 million, respectively, as available for customer deposits in Australia.

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

GBC's policy is to record U.S. income taxes on the earnings of its international subsidiaries that are expected to be distributed to GBC. As of December 31, 2004, the cumulative amount of undistributed earnings of international subsidiaries upon which U.S. income taxes have not been recorded was approximately $43.8 million. In the opinion of management, this amount remains permanently invested in the international subsidiaries.

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

(g) Revenue Recognition

GBC recognizes revenues from product sales and services when earned, as defined by GAAP, and in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer, generally upon shipment. The Company also derives income from service maintenance agreements. Income from such agreements is deferred and recognized over the term of the agreement (generally one to three years), primarily on a straight-line basis. An allowance for potential sales returns is established as revenue is recognized. This allowance is based upon historical trends for specific customer groups. In addition, the Company monitors inventory levels for certain resellers of its products. The allowance is adjusted periodically based upon such relevant information.
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

(j) Financial Instruments

Many of GBC's financial instruments (including cash and cash equivalents, accounts receivable, notes payable, and other accrued liabilities) carry short-term maturities; as a result, their fair values approximate carrying values. As of December 31, 2004, approximately 44% of GBC's long-term debt obligations, including current maturities of long-term debt obligations, had floating interest rates, and the remaining debt obligations had a fixed interest rate. With the exception of the senior subordinated notes (see note 8), the fair value of these instruments approximates the carrying value.

Amounts currently due to or due from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. Gains and losses on hedging firm foreign currency commitments are deferred and included as a component of the related transaction which is being hedged.

(k) Related Parties

GBC has relationships with several related parties. Lane Industries, Inc. is GBC's majority shareholder, and controls a majority of the voting shares of GBC. Transactions between GBC and Lane Industries, which primarily relate to shared administrative services, are immaterial. However, as described in note 1(f), GBC and Lane Industries have entered into "Tax Allocation Agreements," which may significantly impact the amount of U.S. taxes received or paid by GBC in any year.

GBC also has relationships with certain unconsolidated joint ventures. As part of the on-going relationships with these entities, GBC both buys and sells products from/to these entities. Transactions, with respect to sales and credit terms, are conducted at "arms-length" terms.

(l) New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment." This statement requires companies to recognize the cost of employee services received in exchange for an award of equity instruments. Prior to the revision to SFAS No. 123, companies had an alternative to either recognize the cost of employee services based upon fair value at the grant date, or to use the intrinsic value method of accounting under APB No. 25. GBC currently accounts for stock options in accordance with APB No. 25 under which stock options issued to employees generally result in no compensation expense. GBC's adoption of SFAS No. 123 (revised 2004) will result in compensation expense related to stock options issued. The standard is required to be adopted in the third quarter of 2005. The Company is in the process of evaluating the impact of SFAS No. 123 (revised 2004). See note 1(m) for proforma disclosure information related to stock compensation expense.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA, enacted in October 2004, introduces a temporary 85% dividends received deduction on the repatriation of certain foreign earnings of a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. It allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on unremitted earnings of foreign subsidiaries for the purpose of applying the "indefinite reversal criterion" under APB Opinion No. 23, "Accounting for Income Taxes - Special Areas." FAS 109-2 also requires explanatory disclosures from companies that have not yet completed the evaluation. GBC has begun, but has not yet completed, its evaluation of the repatriation provision and has not decided whether, and to what extent, it will repatriate unremitted foreign earnings under the provision.

During 2004, GBC revised certain disclosures about pension plans and other post retirement benefit plans in accordance with the December 2003 FASB revision to SFAS No. 132, " Employers Disclosures about Pensions and Other Postretirement Benefits." The additional disclosures required by this statement include: information describing the types of plan assets; investment strategy; measurement date(s); plan obligations; and cash flows.

(m) Stock Compensation Plan

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

	Year ended December 31,
	2004	2003	2002
Net income (loss), as reported	$14,762	$(3,262)	$(80,010)
Add: Stock-based employee compensation expense included in reported net income, net of tax	608	473	253
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(3,151)	(2,539)	(3,004)
Pro forma net income (loss)	$12,219 ======	$(5,328) ======	$(82,761) ======
Earnings per basic common share
As reported	$0.91 ====	$(0.20) =====	$(5.04) =====
Pro forma	$0.76 ====	$(0.33) =====	$(5.21) =====
Earnings per Diluted common share
As reported	$0.88 ====	$(0.20) =====	$(5.04) =====
Pro forma	$0.73 ====	$(0.33) =====	$(5.21) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-

average assumptions for grants in 2004, 2003, and 2002 respectively: expected life of ten years for 2004, 2003 and 2002; expected volatility of 59%, 56% and 50%; and risk-free interest rates of 4.43%, 3.75%, and 4.87%. The weighted-average fair values of stock options granted were $11.96, $6.07 and $8.89 in 2004, 2003 and 2002, respectively.

(2) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets are impaired. The annual impairment test is performed as of January 1. After performing the impairment test in 2002, GBC recorded a non-cash charge of $110 million ($79 million after-tax or $4.97 per share), primarily related to the impairment of goodwill in the Commercial and Consumer Group.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of December 31, 2004, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's carrying values for goodwill by business segment as of December 31, 2004 and 2003 are summarized below (000 omitted). The change in the carrying amount for goodwill between December 31, 2003 and December 31, 2004 is related to changes in foreign currency exchange rates (000 omitted):
	Carrying Amount at December 31,
	2004	2003
Commercial and Consumer Group	144,133	143,843
Industrial and Print Finishing Group	4,440	4,440
Other	292	292
Total	$148,865 =======	$148,575 =======

GBC's other intangible assets as of December 31, 2004 and 2003 are summarized below (000 omitted):
	Gross Carrying Amount at December 31,		Accumulated Amortization at December 31,
	2004	2003	2004	2003
Customer agreements and relationships	$5,767	$5,767	$(4,318)	$(3,860)
Patents	1,544	1,464	(1,475)	(1,171)
Total	$7,311 =====	$7,231 =====	$(5,793 =====	$(5,031) ======

Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):
Fiscal year ended December 31,	Amortization Expense
2005	527
2006	458
2007	458
2008	75

(3) Summarized Financial Information- Joint Ventures (unaudited)

Summarized financial information for GBC's joint ventures, which are accounted for under the equity method of accounting, is as follows (000s omitted):

	2004	2003	2002
Statement of income information
Net sales	$109,596	$80,832	$78,767
Gross profit	35,616	24,404	18,471
Net loss	(935)	(5,377)	(475)

	2004	2003
Balance sheet information
Current assets	$ 63,646	$ 60,222
Non-current assets	37,810	43,580
Current liabilities	53,828	51,541
Non-current liabilities	21,943	24,815

The summarized financial information is presented as of and for the end of the fiscal year for each of the joint ventures. Pelikan-Quartet and GMP each have September 30 fiscal year ends and Neschen's fiscal year end is December 31.

(4) Foreign Currency Exchange and Translation

The assets and liabilities of GBC's subsidiaries outside the U.S. are translated from their local functional currencies at year end rates of exchange; income and cash flow statements are translated at weighted-average rates of exchange. Foreign currency translation adjustments are included in other comprehensive income in the consolidated statements of income, and as a separate component of stockholders' equity.

The accompanying consolidated statements of income include net gains and losses on foreign currency transactions, and translation gains and lossess of assets and liabilities denominated in other than functional currencies. Such amounts are reported as other income (expense) and are summarized as follows (000 omitted):
Foreign Currency
Year Ended December 31,	Transaction Gain/(Loss)
2004	$ (1,816)
2003	(899)
2002	718

(5) Inventories

Inventories are summarized as follows (000 omitted):
	December 31,
	2004	2003
Raw material	$20,637	$19,239
Work in progress	6,584	6,445
Finished goods	82,394	74,532
Gross inventory	109,615	100,216
Less reserves	(11,619)	(13,976)
Net inventory	$97,996 ======	$86,240 ======

(6) Restructuring and Other

During 2004, GBC recorded pre-tax restucturing charges of $0.9 million primarily related to workforce reduction programs which were announced in 2003.

Pre-tax restructuring charges in 2003 totaled $11.1 million, related to the following projects: a) relocating the manufacturing of labor intensive visual communication products from the Company's facility in Booneville, Mississippi to Nuevo Laredo, Mexico; b) closing a binder manufacturing plant in Amelia, Virginia and consolidating production in the Company's plant in Lincolnshire, Illinois; c) company-wide workforce reduction programs; and d) subleasing a manufacturing facility as part of a previously announced restructuring. Approximately 420 employees were affected as a result of these actions.

The restructuring charges associated with the 2003 projects consist of the following (in millions):
Project	Severance	Asset Impairments and Other Exit Costs	Lease Cancellation Costs	Total
Relocating manufacturing from Booneville to Nuevo Laredo	$2.6	$4.5	$ -	$ 7.1
Plant closure-Amelia, Virginia	0.2	-	-	0.2
Reduction-in-force programs	2.4	-	-	2.4
Sublease manufacturing facility	-	-	1.4	1.4
	$5.2 ===	$4.5 ===	$1.4 ===	$11.1 ====

The transition of manufacturing operations from Booneville, Mississippi to Nuevo Laredo, Mexico began in July 2003, and was completed in 2004. The closing of the Amelia, Virginia plant commenced in the first quarter of 2004 and was completed by the end of second quarter of 2004. Initiatives related to work force reductions were implemented during the second half of 2003.

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

The restructuring charges associated with the 2002 projects consist of the following (in millions):
Project	Severance	Asset Impairments and Other Exit Costs	Lease Cancellation Costs	Total
Buffalo Grove facility closure	$0.7	$1.6	$0.8	$ 3.1
Downsizing of Amelia facility	0.8	0.3	-	1.1
Commercial and Consumer Group	1.6	0.2	-	1.8
Reduction in support functions	2.0	-	-	2.0
	$5.1 ===	$2.1 ===	$0.8 ===	$ 8.0 ===

The transition of manufacturing operations from the Buffalo Grove facility was completed in 2002; administrative and support personnel previously located in the Buffalo Grove facility were transferred to other GBC locations by early 2003. Actions associated with the Amelia facility and other reductions in force were completed in 2002.

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs related to these activities that will be paid in future periods. Management expects that the remaining balance of the liability for severance and asset impairment and other exit costs will be paid in 2005. Lease cancellation payments average approximately $ 0.2 million annually until the lease terminates in 2013. The balance in the restructuring reserve at December 31, 2004 is primarily related to severance and lease cancellation costs.

Changes in the restructuring reserve for the years ended December 31, 2004 and 2003 were as follows (000 omitted):
	Severance	Asset Impairment and Other Exit Costs	Lease Cancellation Costs	Total
Balance at December 31, 2002	$ 4,026	$ 810	$ 700	$ 5,536
Activities during the year:
Provision	5,240	4,457	1,405	11,102
Cash charges	(3,850)	(210)	(676)	(4,736)
Non-cash charges	-	(4,497)	839	(3,658)
Balance at December 31, 2003	5,416	560	2,268	8,244
Activities during the year:
Provision	851	-	-	851
Cash charges	(5,193)	-	(309)	(5,502)
Non-cash charges	(34)	(677)	-	(711)
Reclassification	(113)	216	(103)	-
Balance at December 31, 2004(1)	$ 927 =====	$ 99 ===	$ 1,856 ======	$ 2,882 ======

(1) The restructuring reserve at December 31, 2004 consisted of $1.2 million related to current items reported in the balance sheet as a separate item, and $1.6 million related to long - term lease cancellation costs reported in the balance sheet as a component of other long-term liabilities.

During 2004, 2003 and 2002, GBC incurred other charges of $1.7 million, $4.7 million and $1.1 million, respectively. The components of these charges are as follows (000 omitted):
	Year ended December 31,
	2004	2003	2002
Reorganization realignment severance benefits	$ 840	$ -	$ 456
Production transition costs of closed/down-sized facilities	-	-	625
Impairment of investment in GMP	850	4,679	-
	$ 1,690 =====	$ 4,679 =====	$ 1,081 =====

In 2004 and 2003, GBC recorded non-cash charges to reflect impairment in its investment in GMP. The Company has an ownership interest in GMP of approximately 20% and accounts for the investment under the equity method of accounting. At December 31, 2004, GBC's equity investment in GMP is $1.0 million.

(7) Retirement Plans and Post-retirement Benefits

GBC sponsors a 401(k) plan for its full-time domestic employees. The participants of the 401(k) plan may contribute from 1% to 25% of their eligible compensation on a pretax basis. GBC makes annual contributions that match 100% of pretax contributions up to 4.5% of eligible compensation. Substantially all eligible full-time domestic employees can participate in the 401(k) plan. GBC's contributions to the plan were $ 2,874,000 in 2004, $3,003,000 in 2003 and $3,319,000 in 2002.

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

GBC's measurement date is December 31 for domestic plans and September 30 for international plans. The following tables provide a reconciliation of the changes in GBC's benefit plan obligations and the fair value of plan assets (000 omitted):
	Pension Benefits				Other Benefits
	2004		2003		2004	2003
	Domestic	International	Domestic	International	Domestic	Domestic
Change in benefit obligation:
Benefit obligation at beginning of year	$ 791	$ 30,324	$ 431	$ 26,418	$10,332	$8,470
Interest cost	47	1,597	28	1,388	600	531
Service cost	314	716	275	615	823	719
Contributions	-	282	-	245	-	-
Actuarial loss (gain)	85	(384)	57	(382)	(3,572)	1,574
Plan amendment		-		-	(1,063)	(385)
Benefit payments	-	(1,125)	-	(1,219)	(444)	(577)
Special Benefits	-	-	-	-	332	-
Exchange rate fluctuations	-	2,318	-	3,259	-	-
Benefit obligation at end of year	$ 1,237 =====	$ 33,728 ======	$ 791 ====	$ 30,324 ======	$ 7,008 =====	$10,332 ======
Change in plan assets:
Fair value of plan assets at beginning of year	$ -	$ 21,802	$ -	$ 16,828	$ -	$ -
Actual return on plan assets	-	1,662	-	2,245	-	-
Contributions	-	3,386	-	1,517	444	577
Benefit payments	-	(1,125)	-	(1,219)	(444)	(577)
Effect of plans merger	-	68	-	-	-	-
Exchange rate fluctuations	-	1,893	-	2,431	-	-
Fair value of plan assets at end of year	$ - ==	$ 27,686 =====	$ - ==	$ 21,802 ======	$ - ==	$ - ==
Funded status at end of year	$ (1,237)	$(6,042)	$ (791)	$(8,522)	$ (7,008)	$(10,332)
Unrecognized transition (asset) obligation	-	-	-	-	-	373
Unrecognized prior service costs	-	771	-	(773)	(732)	-
Unrecognized loss	190	8,600	109	10,240	(138)	3,663
Net amount recognized	$ (1,047) =======	$3,329 =====	$ (682) =====	$ 945 ====	$(7,878) ======	$ (6,296) ======

The following table provides the amounts recognized in the consolidated balance sheets (000 omitted):

	Pension Benefits				Other Benefits
	2004		2003		2004	2003
	Domestic	International	Domestic	International	Domestic	Domestic
Prepaid benefit cost	$ -	$ 3,105	$ -	$1,490	$ -	$ -
Accrued benefit liability	(1,237)	(8,469)	(791)	(10,104)	(7,878)	(6,296)
Accumulated other
Comprehensive income	190	8,693	109	9,559	-	-
Net amount recognized	$(1,047) ======	$ 3,329 =====	$(682) =====	$ 945 ====	$(7,878) ======	$(6,296) ======

The accumulated benefit obligation for all defined benefit pension was $32.4 and $29.2 million at December 31, 2004 and 2003, respectively.

The following table summarizes information for pension plans, with an accumulated benefit obligation in excess of plan assets (000 omitted):

	2004	2003
Projected benefit obligation	$29,542	$26,767
Accumulated benefit obligation	$28,401	$25,801
Fair Value of plan assets	$19,686	$15,861

The following table provides the components of net periodic pension cost (000 omitted):

	2004		2003		2002
	Domestic	International	Domestic	International	Domestic	International

Service cost	$ 314	$ 716	$ 275	$ 615	$ 230	$ 668
Interest cost	47	1,597	28	1,388	10	1,206
Expected return on plan assets	-	(1,526)	-	(1,182)	-	(1,278)
Amortization of unrecognized:
Net transition asset	-	-	-	(108)	-	(101)
Prior-service cost	-	(58)	-	(52)	-	(48)
Net loss	4	491	1	570	-	273
Net periodic pension cost	$ 365 ====	$ 1,220 =====	$ 304 ====	$1,231 =====	$ 240 ====	$ 720 ====

The following table provides the components of net periodic post-retirement benefit cost for the plans for 2004, 2003, and 2002 (000 omitted):

	Other Benefits
	2004	2003	2002
Service cost	$ 823	$ 719	$ 708
Interest cost	600	531	601
Amortization of unrecognized:
Net transition obligation	41	85	63
Net loss	229	113	231
Total recognized post retirement benefit cost	$1,693 =====	$1,448 =====	$1,603 =====

The following information summarizes changes in the minimum pension liability included in other comprehensive income (000 omitted):

	2004	2003
Decrease in minimum liability	$(1,678)	$(1,749)

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:
	Pension Benefits				Other Benefits
	2004		2003		2004	2003
	Domestic	International	Domestic	International	Domestic	Domestic
Weighted-average assumptions as of December 31:
Discount rate	6.00%	1.75-6.50%	6.50%	1.50-6.50%	6.00%	6.00%
Expected return on plan assets	N/A	2.00-8.50%	N/A	2.00-8.50%	N/A	N/A
Rate of compensation increase	N/A	1.50-4.50%	N/A	1.50-4.50%	N/A	N/A

The expected long-term rate of return on pension plan assets is determined based upon the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

For measurement purposes, a 6.0 % annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to be 6.0% during 2005 and remain at this level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effects (000 omitted):
	1.0% Increase	1.0% Decrease
Effect on total of service and interest cost components of
Net periodic post retirement health care benefit costs	$ 141	$ (125)

Effect on the health care component of the accumulated
Post retirement benefit obligation	$ 513	$ (466)

The Company's pension plan weighted-average asset allocations are as follows:

Asset Category	2004	2003
Cash	5.0%	3.0%
Equity Securities	55.0%	56.0%
Fixed Income	7.0%	9.0%
Other	33.0%	32.0%
	100.0% =====	100.0% =====

The investment strategy for the Company, which has several foreign pension plans under separately managed trusts, is to optimize investment returns through a diversified portfolio of investments. The Company has one pension plan in the UK which represents approximately 70% of the total assets of all GBC pension plans. The assets of the UK pension plan are managed through trusts under an asset allocation of 5% to 55%, property allocation of up to 5% and a cash allocation of up to 20%.

The Company expects to contribute $2.7 million to its pension plans in 2005 and $0.5 million to its post-retirement benefit plan in 2005.

The following benefit payments, which reflect future service, are expected to be paid (in millions):

	Pension Benefits	Post-retirement Benefits
2005	$1.1	$0.5
2006	1.4	0.6
2007	1.4	0.6
2008	1.7	0.5
2009	1.9	0.6
2010-2014	11.7	3.9

(8) Debt and Credit Arrangements

GBC has two financing arrangements that provide the Company with the majority of its debt capacity. In 2003, the Company completed the refinancing of its primary senior credit facility (the "Primary Facility"). As of December 31, 2004, the Primary Facility includes a $72.5 million multicurrency revolving credit line and $112.0 million in term loans. The maturity date on the Primary Facility is January 15, 2008. Outstanding borrowings under the Primary Facility at December 31, 2004 included $112.0 million in term loans and outstanding letters of credit of $12.4 million which further reduces GBC's availability under the revolving credit line. No borrowings were outstanding under the revolving credit facility as of December 31, 2004. In April 2003, GBC entered into a new multicurrency revolving credit facility in the Netherlands (the "Netherlands Facility"). The maturity date on the Netherlands Facility is April 9, 2008. As of December 31, 2004, the Netherlands Facility had no outstanding borrowings.

Interest rates on the Primary Facility borrowings are variable and, during 2004, were set at LIBOR plus 3.5% or 3.75% for borrowings under the $72.5 million multicurrency revolving credit line, and LIBOR plus 4.50% for the term loans. Borrowings under the Primary Facility are subject to a pricing grid which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage, fixed charge coverage, as well as a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. In addition to the restrictive covenants, multicurrency revolving credit line borrowings are subject to a "borrowing base" which is determined based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of certain domestic assets (primarily property, plant and equipment) pledged under a mortgage financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

In January 2005, the Company entered into an amendment to the Primary Facility. The amendment, among other things, modifies certain financial covenants related to Total Leverage and Senior Leverage, as those terms are defined in the Primary Facility, to make them less restrictive. The modifications also provided for the planned disposition of certain real property. The Company was in compliance with the covenants of the Primary Facility before the amendment

As of and for the year ended December 31, 2004, the Company was in compliance with all debt covenants.

The book value of GBC's variable rate debt approximated the fair market value as of December 31, 2004 and 2003. The market value of the Senior Subordinated Notes was approximately 100% of book value as of December 31, 2004.

Long-term debt consists of the following at December 31, 2004 and 2003 (000 omitted):
	December 31,
	2004	2003
Revolving Credit Facility
U.S. Dollar borrowings - Term loan - (weighted average floating interest rate of 6.70% at December 31, 2004 and 5.66% at December 31, 2003)	$ 112,000	$ 122,500
Industrial Revenue/Development Bonds ("IRB" or "IDB")
IDB, due March 2026 - (floating interest rate of 2.06% at December 31, 2004 and 1.25% at December 31, 2003 )	6,840	6,840
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Notes Payable, U.S. Dollar borrowing, due monthly August 2003 to July 2008 - (fixed interest rate of 6.62%)	11,133	13,798
Other borrowings	8,905	8,876
Total debt	288,878	302,014
Less-current maturities	(33,713)	(19,995)
Total long-term debt	$255,165 =======	$282,019 ======

The scheduled maturities of debt for each of the five years subsequent to December 31, 2004, are as follows (000 omitted):

Year Ending December 31,	Amount
2005	$33,713
2006	17,189
2007	13,897
2008	216,944
2009	148
Thereafter	6,987
Total	$288,878 ======

Currently, GBC has various short-term, variable-rate credit arrangements with borrowing capacity of $11.7 million. Outstanding borrowings under these arrangements totaled $7.8 million at December 31, 2004. Interest rates on these arrangements are primarily based on the lenders' costs of funds plus applicable margins. None of the lenders under these credit arrangements are committed to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

Information regarding short-term debt, variable-rate credit arrangements for the three years ended December 31, 2004, 2003 and 2002 is as follows (000 omitted):
	Notes Payable To Banks Balance At End Of Year (1)	Weighted Average Interest Rate At End Of Year (2)	Maximum Month-end Balance Outstanding During The Year (3)	Average Amount Outstanding During The Year (4)	Weighted Average Interest Rate During The Year (5)
2004	$ 7,788	3.7%	$7,919	$6,682	5.1%
2003	5,819	4.0	10,085	7,919	5.9
2002	10,806	5.3	10,806	8,111	6.6

(1) Notes payable by GBC's foreign subsidiaries were $7,788 at December 31, 2004, $5,819 at December 31, 2003, and $10,806 at December 31, 2002.
(2) The weighted average interest rate is computed by dividing the annualized interest expense for the short-term debt outstanding by the short-term debt outstanding at December 31.
(3) The composition of GBC's short-term debt will vary by category at any point in time during the year.
(4) Average amount outstanding during the year is computed by dividing the total daily outstanding principal balances by 365 or 366 days.
(5) The weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

(9) Derivative Financial Instruments

Interest Rate Swap Agreements

From time to time, GBC has entered into interest rate swap agreements to hedge its floating interest rate exposures. Under interest rate swap agreements, GBC agrees with other parties to exchange, at specified intervals, the differences between fixed-rate and floating-rate interest amounts calculated by reference to an agreed-upon notional amount. The swap agreement outstanding at December 31, 2004 matured in February 2005. GBC has applied hedge accounting for these instruments, and the fair values of the interest rate swap agreements are estimated using the net present value of the anticipated future cash flows. To the extent the hedges are effective, unrealized gains and losses are recorded in other comprehensive income; unrealized gains and losses on ineffective hedges are recognized in the income statement. Selected information related to GBC's interest rate swap agreements is as follows (in millions):
	December 31,
	2004	2003
Notional amount	$ 5.0	$ 60.0
Fair value-net unrecognized (loss) gain	-	(0.8)

GBC is exposed to potential losses in the event of non-performance by the counterparties to the interest rate swap, although the Company attempts to mitigate this risk by diversifying its counterparties.

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
	December 31,
	2004	2003
Notional amount	$69.3	$80.3
Fair value-net unrealized (loss) (1)	(2.5)	(3.3)

(1) As of December 31, 2004, GBC recorded cumulative unrealized losses of approximately $0.2 million in its consolidated statement of income related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized losses of approximately $2.3 million related to hedges of intercompany inventory purchases have been recorded in other comprehensive income.

Foreign exchange contracts as of December 31, 2004 had various maturities through December 2005. The unrealized gains and losses are substantially offset by changes in the valuation of the underlying items being hedged.

(10) Rents and Leases

GBC has entered into numerous operating leases, primarily for manufacturing and office facilities. Future minimum rental payments required for all non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows (000 omitted):

Year Ending December 31,	Operating Lease Payments
2005	$13,240
2006	11,899
2007	9,801
2008	8,163
2009	4,764
After 2009	11,146
Total minimum lease payments	$59,013 ======

Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $14.7 million, $15.4 million and $16.3 million, respectively.

(11) Common Stock and Earnings Per Share

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

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):
	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss) income available to common shareholders	$14,762	$(3,262)	$(80,010)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding (1)	16,171	15,978	15,883
Effect of dilutive securities:
Employee stock options (3)	429	-	-
Restricted stock options (3)	239	-	-
Denominator for diluted earnings per share - adjusted weighted-average shares (1) and assumed conversions	16,839 =====	15,978 =====	15,883 =====
Earnings (loss) per share - basic (2)	$0.91 ====	$(0.20) =====	$(5.04) =====
Earnings (loss) per share - diluted (2)	$0.88 ====	$(0.20) =====	$(5.04) =====

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for potentially both Common Stock and Class B Common Stock.
(3) GBC had 668,067, 457,255 and 479,648 potentially dilutive shares outstanding as of December 31, 2004, 2003 and 2002 respectively. These options were not included in the calculation of earnings per share for 2003 and 2002 as they would have been anti-dilutive.

(12) Stock Compensation Plans

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

A summary of the stock option activity is as follows (000 omitted from option share amounts):
	Year Ended December 31,
	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Shares under option
at beginning of year	2,219	$10	2,056	$12	1,831	$11
Options granted	477	17	502	9	681	13
Options exercised	(192)	9	(92)	8	(149)	8
Options expired/canceled	(250)	16	(247)	21	(307)	14
Shares under option
at end of year	2,254 ====	11	2,219 ====	10	2,056 ====	12
Options exercisable	1,137 ====	10	974 ===	10	743 ===	11
Weighted average fair
Value of options granted		$11.96 =====		$6.07 ====		$8.89 ====

The 2,254,000 options outstanding at December 31, 2004 have exercise prices between $7.00 and $30.50 per share, with a weighted average exercise price of $11.23 per share and a weighted average remaining contractual life of 7.2 years.

The following is a summary of stock options outstanding at December 31, 2004 (option shares in 000's):
Options outstanding				Options exercisable
Range of exercise prices	Outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Exercisable	Weighted -average exercise price
$7-11	1,267	6.7	8.14	830	7.97
$12-25	964	8.0	14.83	288	13.76
$26-30	23	0.5	29.87	19	29.84
$7-30	2,254	7.2	11.23	1,137	9.80

As of December 31, 2003 and 2002, there were 974,299 and 743,349 options exercisable, respectively, at weighted-average exercise prices of $9.86 and $11.12, respectively.

GBC's stock option plan also provides for the grant of restricted stock units ("RSUs"). In 2004 and 2003, GBC awarded 343,133 and 203,302 RSUs, respectively. The RSUs awarded in 2004 and 2003 vest 33 1/3% in each of the three years subsequent, and are further subject to the achievement of certain business performance criteria. Based upon the level of achieved performance, the number of RSUs actually awarded can vary from 0% to 150% of the original grant. The RSUs awarded in 2002 vested on February 15, 2005. Upon vesting, the RSUs will be converted into common stock of the Company unless the RSU award recipient elects to defer receipt of the shares. Compensation expense is recognized over the vesting period for the value of the RSUs based upon the value of GBC common stock. Compensation expense for RSUs was $936,000 in 2004, $727,000 in 2003 and $389,000 in 2002.

(13) Income Taxes

Income (loss) before taxes is as follows (000 omitted):
	Year Ended December 31,
	2004	2003	2002
United States	$ (3,024)	$(15,405)	$(12,637)
Foreign	26,900	19,773	13,696
Total income (loss) before taxes	$ 23,876 ======	$ 4,368 =====	$ 1,059 =====

The provision for income taxes is as follows (000 omitted):

	Year Ended December 31,
	2004	2003	2002
Current expense (benefit):
Federal	$ 40	$ 22	$ 664
State	39	(52)	80
Foreign	8,194	4,760	4,664
Total current	8,273	4,730	5,408
Deferred expense (benefit) :
Federal	2,326	2,857	(2,286)
State	17	(195)	(554)
Foreign	(1,502)	238	(523)
Total deferred	841	2,900	(3,363)
Total provision (benefit)	$9,114 =====	$7,630 =====	$2,045 =====

GBC's income tax expense (benefit) varies from the statutory Federal income tax expense (benefit) as a result of the following factors (000 omitted):
	Year Ended December 31,
	2004	2003	2002
Income tax expense (benefit) at U.S. statutory tax rate	$ 8,357	$ 1,529	$ 371
State income taxes, net of federal income tax benefit	36	(62)	(308)
Impairment of investment in GMP - not tax deductible	297	1,637	-
Foreign entity reorganization	-	4,492	-
Other non -tax deductible items	-	592	1,449
Tax settlement	-	(99)	(902)
Tax credits displaced by NOL carrybacks	-	-	1,513
Impact of non-U.S. earnings taxed at other rates	424	(453)	(78)
Other, net	-	(6)	-
Total provision (benefit)	$ 9,114 =====	$7,630 =====	$2,045 =====

The "impact of non-U.S. earnings taxed at other rates" for 2004 is net of: a) a $1.4 million tax benefit for the utilization of non-U.S. net operating losses ($1.8 million in 2003 and $0.9 million in 2002); b) a $1.4 million tax benefit for the reversal of the beginning-of-the-year valuation allowance for deferred tax assets at certain non-U.S. subsidiaries, due to a change in circumstances that caused a change in the judgement about the realizability of the deferred tax assets; and c) a $0.8 million tax benefit included for a decrease in withholding tax liabilities as a result of enacted tax rate changes. The benefits realized in 2004 were largely offset by income taxes provided on non-U.S. earnings expected to be remitted to the U.S.

In 2003, there was a $4.5 million non-cash write-off of deferred tax assets as a result of a reorganization of certain international subsidiaries. In 2002, new U.S. tax legislation enabled GBC to carry back its 2001 domestic tax loss to 1996 and 1997, generating a $7.5 million tax refund. The carry back also displaced previously utilized tax credits, which were written off because GBC was not able to utilize them before the expiration of the carry over period.

Significant components of GBC's deferred tax assets and liabilities are as follows (000 omitted):
	December 31,
	2004	2003
Significant components of deferred tax assets:
Net operating loss carryovers	$ 28,688	$ 25,467
Inventory valuation and related reserves	2,918	3,325
Foreign deferred tax assets	4,453	1,823
Compensation and employee benefits	3,781	3,607
Restructuring reserves	1,336	2,631
Bad debt and sales return allowance	3,526	3,623
FAS No. 106 post-retirement benefits	2,757	2,204
Foreign tax credits	2,850	3,641
Other	6,375	7,104
Gross deferred tax assets	56,684	53,425
Valuation allowance	(20,055)	(19,900)
Net deferred tax assets	36,629	33,525
Significant components of deferred tax liabilities:
Depreciation	5,637	8,048
Amortization of intangible assets	6,070	1,454
Foreign deferred tax liabilities	2,914	2,961
Unremitted earnings of certain subsidiaries	3,697	833
Other	2,261	1,635
Total deferred tax liabilities	20,579	14,931
Net Deferred Tax Asset	$ 16,050 ======	$ 18,594 ======

At December 31, 2004, the Company has $86.1 million of net operating loss carry forwards available to reduce future taxable income of domestic and international companies. These loss carry forwards expire in the years 2005 through 2025 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the net operating loss carry forwards and other deferred tax assets, principally international net operating losses, that are more likely than not expected to expire before the Company can use such benefits.

(14) Contingencies

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

During 2004, GBC revised its estimated liability for contingencies related to certain regulatory matters based upon current developments, correspondence with regulatory agencies and the counsel of outside experts. The impact of this change in estimate was to increase pre-tax income by approximately $1.5 million in the third quarter of 2004.

(15) Subsequent Event

In February, 2005, GBC sold its real estate holdings in Skokie, Illinois. Approximately $1.9 million of the proceeds were used to prepay a mortgage financing. As the assets were not held for sale at December 31, 2004, a loss of approximately $0.6 million will be recognized in the first quarter of 2005.

(16) Business Segments and Foreign Operations

GBC is engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and supplies. The Company has three primary business groups: a) Commercial and Consumer Group ("CCG"); b) Industrial and Print Finishing Group ("IPFG"); and c) Europe.

CCG's revenues are primarily derived from the sale of binding, punching and laminating equipment and related supplies, visual communications products (writing boards, bulletin boards, easels, etc.), document shredders, custom binders and folders, and desktop accessories, as well as maintenance and repair services through both indirect channels (resellers, including office product superstores, contract/commercial stationers, wholesalers, mail order companies, mass marketers and other dealers) and direct channels (salespersons, telemarketers, internet portals, etc.). The Group's products and services are sold to customers which include the home markets and office markets, commercial reprographic centers, educational and training markets, and government agencies throughout North and South America and the Asia/Pacific region. The Europe Group distributes many of the Commercial and Consumer Group's products to customers in Europe.

IPFG's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Industrial and Print Finishing Group's products and services are sold worldwide through direct and dealer channels to commercial reprographic centers, and commercial printers.

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

Certain segment information for the year ended December 31, 2003 and 2002 has been reclassified to conform to the current year presentation, including corporate costs which were formerly included in "all other" and have now been reflected in "unallocated corporate items."

Segment data is provided below for the three years ended December 31, 2004, 2003 and 2002 (000 omitted):
	Unaffiliated Customer Sales			Affiliated Customer Sales
	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2004	2003	2002
Commercial and Consumer Group	$ 447,011	$ 460,243	$ 467,543	$ 1,293	$ 2,488	$ 3,171
Industrial and Print Finishing Group	157,447	137,064	138,299	26,220	26,426	27,192
Europe	107,860	100,601	95,886	10,807	11,069	13,543
Eliminations	-	-	-	(38,320)	(39,983)	(43,906)
Total	$ 712,318 =======	$ 697,908 =======	$ 701,728 =======	$ - ==	$ - ==	$ - ==

	Operating Income			Total Segment Assets
	Year ended December 31,			December 31,
	2004	2003	2002	2004	2003	2002
Commercial and Consumer Group	$ 48,142	$ 59,211	$ 62,261	$ 346,138	$ 339,539	$ 342,937
Industrial and Print Finishing Group	21,563	17,965	19,418	78,591	71,341	72,082
Europe	6,880	6,085	1,359	60,642	56,507	55,277
Unallocated corporate items	(23,539)	(28,548)	(31,691)	55,043	62,944	87,146
Eliminations	-	-	-	-	-	-
Total	$ 53,046 ======	$ 54,713 ======	$ 51,347 ======	$ 540,414 =======	$ 530,331 =======	$ 557,442 =======

The following is a reconciliation of segment operating income to income before taxes and cumulative effect of accounting change (000 omitted):
	Year ended December 31,
	2004	2003	2002

Total segment operating income	$ 53,046	$ 54,713	$ 51,347
Interest expense	(25,923)	(34,408)	(39,898)
Restructuring and other expenses	(2,541)	(15,781)	(10,143)
Other (expense) income	(706)	(156)	(247)
Income before taxes and
cumulative effect of accounting change	$ 23,876 ======	$ 4,368 =====	$ 1,059 =====

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

Financial information for the three years ended December 31, 2004, 2003 and 2002, by geographical area is summarized below. Export sales to foreign customers of $7.1 million in 2004, $6.1 million in 2003 and $7.7 million in 2002 have been classified in the following tables as part of the United States sales (000 omitted):
	Unaffiliated Customer Sales			Long-lived Assets
	Year ended December 31,			December 31,
	2004	2003	2002	2004	2003	2002
US	$ 419,925	$ 440,337	$ 459,836	$ 303,929	$ 310,686	$ 357,992
Europe	161,846	142,975	132,418	58,919	53,291	17,932
Other International	130,547	114,596	109,474	27,119	25,623	21,215
Eliminations	-	-	-	(121,733)	(116,905)	(105,630)
	$ 712,318 =======	$ 697,908 =======	$ 701,728 =======	$ 268,234 =======	$ 272,695 =======	$ 291,509 =======

(17) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 was as follows (000 omitted except per share data):
	Three Months Ended
2004	March 31	June 30	September 30	December 31
Sales	$170,931	$174,375	$175,848	$191,164
Gross profit (1)	65,325	67,588	69,954	74,543
Income before taxes	978	4,543	8,015	10,340
Net income	450	2,586	5,174	6,552
Net income per common share:
Basic	$0.03	$0.16	$0.32	$0.40
Diluted	0.03	0.15	0.31	0.39

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Sales	$169,435	$171,150	$175,092	$182,231
Gross profit (1)	67,470	68,192	69,829	73,762
(Loss) income before taxes	(645)	(7,181)	7,481	4,713
Net (loss) income	83	(5,124)	4,886	(3,107)
Net (loss) income per common share:
Basic	$0.01	$(0.32)	$0.31	$(0.19)
Diluted	0.01	(0.32)	0.30	(0.19)

(1) Gross profit is computed as sales less cost of sales.

(18) Condensed Consolidating Financial Information

Each of GBC's domestic restricted subsidiaries have jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes discussed in note 8 to the consolidated financial statements. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, GBC has elected to present the following consolidating financial statements which detail the results of operations, financial position and cash flows of the Parent, Guarantors, and Non-Guarantors (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the information for GBC on a consolidated basis.

Consolidating Balance Sheets (000 omitted)

	December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 556	$ 1	$ 5,702	$ -	$ 6,259
Receivables, net	71,593	-	69,852	-	141,445
Inventories, net	60,035	387	37,574	-	97,996
Deferred tax assets	13,228	(3,161)	2,370	-	12,437
Other	4,678	-	9,365	-	14,043
Due from affiliates	-	51,877	47,553	(99,430)	-
Total current assets	150,090	49,104	172,416	(99,430)	272,180
Net capital assets	49,737	5,980	28,976	-	84,693
Goodwill and other intangibles, net of
accumulated amortization	119,900	22,394	8,089	-	150,383
Other	11,811	10,390	10,957	-	33,158
Investment in subsidiaries	177,359	165,427	-	(342,786)	-
Total assets	$ 508,897 =======	$ 253,295 =======	$ 220,438 =======	$ (442,216) ========	$ 540,414 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,624	$ 878	$ 18,256	$ -	$ 49,758
Accrued liabilities	53,031	486	36,688	-	90,205
Notes payable	-	-	7,788	-	7,788
Current maturities of long-term debt	25,547	-	378	-	25,925
Due to affiliates	48,077	-	17,210	(65,287)	-
Total current liabilities	157,279	1,364	80,320	(65,287)	173,676
Long-term debt - affiliated	71	-	595	(666)	-
Long-term debt, less current maturities	254,426	-	739	-	255,165
Other long-term liabilities	19,275	174	11,364	-	30,813
Deferred tax liabilities	-	-	2,914	-	2,914
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,445	95,470	167,539	(263,009)	26,445
Retained earnings	78,171	139,360	(44,524)	(94,836)	78,171
Treasury stock	(21,398)	-	-	-	(21,398)
Accumulated other comprehensive
income	(7,634)	16,927	(841)	(16,086)	(7,634)
Total stockholders' equity	77,846	251,757	124,506	(376,263)	77,846
Total liabilities and stockholders' equity	$ 508,897 =======	$ 253,295 =======	$ 220,438 =======	$ (442,216) ========	$ 540,414 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 3,749	$ 1	$ 5,818	$ -	$ 9,568
Receivables, net	69,404	-	58,987	-	128,391
Inventories, net	48,424	406	37,410	-	86,240
Deferred tax assets	17,440	1,197	1,459	-	20,096
Other	1,429	5,519	6,393	-	13,341
Due from affiliates	-	38,039	41,525	(79,564)	-
Total current assets	140,446	45,162	151,592	(79,564)	257,636
Net capital assets	58,142	6,485	30,359	-	94,986
Goodwill and other intangibles, net of
accumulated amortization	120,581	22,394	7,800	-	150,775
Other	14,695	9,328	2,911	-	26,934
Investment in subsidiaries	159,297	182,757	-	(342,054)	-
Total assets	$ 493,161 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 530,331 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 35,057	$ 893	$ 15,303	$ -	$ 51,253
Accrued liabilities	60,409	170	25,968	-	86,547
Notes payable	-	-	5,819	-	5,819
Current maturities of long-term debt	13,165	-	1,011	-	14,176
Due to affiliates	30,337	-	26,096	(56,433)	-
Total current liabilities	138,968	1,063	74,197	(56,433)	157,795
Long-term debt - affiliated	519	-	3,135	(3,654)	-
Long-term debt, less current maturities	279,973	-	2,046	-	282,019
Other long-term liabilities	19,492	248	16,568	-	36,308
Stockholders' equity:
Common stock	1,962	-	2,332	(2,332)	1,962
Class B common stock	300	-	-	-	300
Additional paid-in capital	26,727	121,115	167,539	(288,654)	26,727
Retained earnings	63,409	133,924	(63,091)	(70,833)	63,409
Treasury stock	(23,588)	-	-	-	(23,588)
Accumulated other comprehensive
income	(14,601)	9,776	(10,064)	288	(14,601)
Total stockholders' equity	54,209	264,815	96,716	(361,531)	54,209
Total liabilities and stockholders' equity	$ 493,161 =======	$ 266,126 =======	$ 192,662 =======	$ (421,618) ========	$ 530,331 =======

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 419,925	$ -	$ 292,393	$ -	$ 712,318
Affiliated sales	46,499	-	34,551	(81,050)	-
Net sales	466,424	-	326,944	(81,050)	712,318
Cost of sales, including development and
engineering	307,418	(119)	208,659	(81,050)	434,908
Selling, service and administrative	137,774	-	87,857	-	225,631
Earnings from joint ventures	1,752	-	(3,019)	-	(1,267)
Restructuring and other:
Restructuring	237	-	614	-	851
Other	1,690	-	-	-	1,690
Interest expense	25,749	18	731	(575)	25,923
Other (income) expense	(4,476)	(650)	5,257	575	706
(Loss) income before taxes and undistributed
earnings of wholly-owned subsidiaries	(3,720)	751	26,845	-	23,876
Income taxes	(1,420)	286	10,248	-	9,114
(Loss) income before undistributed earnings of
wholly-owned subsidiaries	(2,300)	465	16,597	-	14,762
Undistributed earnings (losses) of wholly-owned
subsidiaries	17,062	15,146	-	(32,208)	-
Net income (loss)	$ 14,762 ======	$ 15,611 ======	$ 16,597 ======	$ (32,208) =======	$ 14,762 ======

Consolidating Income Statements (000 omitted)

	Year ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 440,337	$ -	$ 257,571	$ -	$ 697,908
Affiliated sales	42,798	-	25,726	(68,524)	-
Net sales	483,135	-	283,297	(68,524)	697,908
Cost of sales, including development and
engineering	307,483	233	179,463	(68,524)	418,655
Selling, service and administrative	145,604	-	78,948	-	224,552
Earnings from joint ventures	-	-	(12)	-	(12)
Restructuring and other:
Restructuring	10,592	-	510	-	11,102
Other	4,679	-	-	-	4,679
Interest expense	33,062	347	1,557	(558)	34,408
Other (income) expense	(2,473)	(1,116)	3,187	558	156
(Loss) income before taxes and undistributed
earnings of wholly-owned subsidiaries	(15,812)	536	19,644	-	4,368
Income taxes	629	186	6,815	-	7,630
(Loss) income before undistributed earnings of
wholly-owned subsidiaries	(16,441)	350	12,829	-	(3,262)
Undistributed earnings (losses) of wholly-owned
subsidiaries	13,179	19,872	-	(33,051)	-
Net (loss) income	$ (3,262) ======	$ 20,222 ======	$ 12,829 ======	$ (33,051) =======	$ (3,262) ======

	Year ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 459,836	$ -	$ 241,892	$ -	$ 701,728
Affiliated sales	38,178	-	21,942	(60,120)	-
Net sales	498,014	-	263,834	(60,120)	701,728
Cost of sales:
	Product cost of sales, including development
and engineering	310,779	(151)	172,009	(60,120)	422,517
Inventory rationalization and write-down charges	672	-	377	-	1,049
Selling, service and administrative	152,691	26	75,368	-	228,085
Earnings from joint ventures	(221)	-	-	-	(221)
Restructuring and other:
Restructuring	7,257	-	756	-	8,013
Other	1,081	-	-	-	1,081
Interest expense	38,863	205	1,928	(1,098)	39,898
Other (income) expense	(921)	(489)	559	1,098	247
(Loss) income before taxes and undistributed
earnings of wholly-owned subsidiaries	(12,187)	409	12,837	-	1,059
Income (benefits) taxes	(3,787)	913	4,919	-	2,045
Cumulative effect of accounting change, net of taxes	79,024	(21,695)	66,291	(44,596)	79,024
(Loss) income before undistributed earnings of
wholly-owned subsidiaries	(87,424)	21,191	(58,373)	44,596	(80,010)
Undistributed (losses) earnings of wholly-owned
subsidiaries	(37,182)	1,974	-	35,208	-
Net (loss) income	$ (124,606) ========	$ 23,165 ======	$ (58,373) =======	$ 79,804 ======	$ (80,010) =======

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 13,196	$ 576	$ 8,938	$ 22,710
Investing activities:
Capital expenditures	(3,762)	(577)	(3,008)	(7,347)
Payments of acquisitions and investments	(3,327)	-	-	(3,327)
Dividends from joint venture investment	-	-	1,430	1,430
Proceeds from sale of plant and equipment	978	1	22	1,001
Net cash used in investing activities	(6,111)	(576)	(1,556)	(8,243)
Financing activities:
Increase (reduction) in intercompany debt	2,540	-	(2,540)	-
Proceeds of long-term debt-
maturities greater than 90 days	218,500	-	8,875	227,375
Repayments of long-term debt-
maturities greater than 90 days	(225,500)	-	(9,851)	(235,351)
Net change in debt-maturities
of 90 days or less	7,000	-	-	7,000
(Decrease) increase in current portion of
long-term obligations	(13,166)	-	697	(12,469)
Distribution related to tax allocation agreement	(1,261)	-	-	(1,261)
Payments of debt issuance costs	(52)	-	-	(52)
Proceeds from the exercise of stock options	1,661	-	-	1,661
Net cash used in financing activities	(10,278)	-	(2,819)	(13,097)
Effect of exchange rates on cash	-	-	(4,679)	(4,679)
Net (decrease) in cash & cash equivalents	(3,193)	-	(116)	(3,309)
Cash and cash equivalents at the beginning of the year	3,749	1	5,818	9,568
Cash and cash equivalents at the end of the period	$ 556 ====	$ 1 ==	$ 5,702 =====	$ 6,259 =====

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 30,347	$ 517	$ 20,760	$ 51,624
Investing activities:
Capital expenditures	(3,281)	(518)	(4,669)	(8,468)
Payments of acquisitions and investments	(2,162)	-	-	(2,162)
Proceeds from sale of plant and equipment	22	-	80	102
Net cash used in investing activities	(5,421)	(518)	(4,589)	(10,528)
Financing activities:
Increase (reduction) in intercompany debt	1,823	-	(1,823)	-
Proceeds of long-term debt-
maturities greater than 90 days	159,988	-	22,652	182,640
Repayments of long-term debt-
maturities greater than 90 days	(100,474)	-	(22,112)	(122,586)
Net change in debt-maturities
of 90 days or less	(91,640)	-	461	(91,179)
Decrease in current portion of long-term obligations	(2,741)	-	(6,677)	(9,418)
Contribution related to tax allocation agreement	2,537	-	-	2,537
Payments of debt issuance costs	(4,154)	-	-	(4,154)
Proceeds from the exercise of stock options	737	-	-	737
Net cash used in (provided by) financing activities	(33,924)	-	(7,499)	(41,423)
Effect of exchange rates on cash	-	-	(8,356)	(8,356)
Net (decrease) increase in cash & cash equivalents	(8,998)	(1)	316	(8,683)
Cash and cash equivalents at the beginning of the year	12,747	2	5,502	18,251
Cash and cash equivalents at the end of the period	$ 3,749 =====	$ 1 ==	$ 5,818 =====	$ 9,568 =====

Consolidating Statement of Cash Flows (000 omitted)

	Year ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$ 30,437	$ 439	$ 15,590	$ 46,466
Investing activities:
Capital expenditures	(5,627)	(439)	(2,944)	(9,010)
Payments for acquisitions and investments	(416)	-	-	(416)
Proceeds from sale of subsidiary	470	-	-	470
Proceeds from sale of plant and equipment	885	-	401	1,286
Net cash used in investing activities	(4,688)	(439)	(2,543)	(7,670)
Financing activities:
Increase (reduction) in intercompany debt	11,196	-	(11,196)	-
Proceeds of long-term debt-
maturities greater than 90 days	344,610	-	-	344,610
Repayments of long-term debt-
maturities greater than 90 days	(270,000)	-	(827)	(270,827)
Net change in debt-maturities
of 90 days or less	(154,110)	-	2,426	(151,684)
Decrease in current portion of long-term debt	(150)	-	(36)	(186)
Payments of debt issuance costs	(3,438)	-	-	(3,438)
Contribution related to tax allocation agreement	1,490	-	-	1,490
Proceeds from the exercise of stock options	1,164	-	-	1,164
Net cash used in financing activities	(69,238)	-	(9,633)	(78,871)
Effect of exchange rates on cash	-	-	(1,610)	(1,610)
Net (decrease) increase in cash & cash equivalents	(43,489)	-	1,804	(41,685)
Cash and cash equivalents at the beginning of the year	56,236	2	3,698	59,936
Cash and cash equivalents at the end of the period	$ 12,747 ======	$ 2 ==	$ 5,502 =====	$ 18,251 ======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of GBC's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of GBC's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that GBC's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in GBC's periodic SEC filings.

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information required under this Item is contained in the Registrant's 2005 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 25, 2005 and is incorporated herein by reference.

GBC has adopted a code of ethics as required by the listing standards of the NASDAQ National Market and rules of the SEC. This code applies to all of the Company's directors, officers and employees. The code of ethics is published and available at www.gbc.com/code of ethics on GBC's website. The Company will post on its website any amendments to, or waivers from, our code of ethics applicable to any of its directors or executive officers. The foregoing information will be available in print to any shareholder who requests such information from General Binding Corporation, One GBC Plaza, Northbrook, IL. 60062, Attn: Office of the General Counsel.

Item 11. Executive Compensation

Information required under this Item is contained in the Registrant's 2005 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 25, 2005 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company's common stock that may be issued upon the exercise of options, warrants or rights under all of the Company's equity compensation plans as of December 31, 2004. The following equity compensation plans were approved by the Company's shareholders: The General Binding Corporation 1989 Stock Option Plan, as amended and restated, the General Binding Corporation 2001 Stock Incentive Plan for Employees, as amended and restated, and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,254,488	$11.23	1,137,117
Equity compensation plans not approved by security holders	-	-	-
Total	2,254,488 =======	$11.23 =====	1,137,117 =======

Other information required under this Item is contained in the Registrant's 2004 Definitive Proxy Statement,     which is to be filed with the Securities and Exchange Commission prior to April 25, 2005 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is contained in the Registrant's 2005 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 25, 2005 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required under this Item is contained in the Registrant's 2005 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 25, 2005 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits Filed With the Securities and Exchange Commission

Number and Description of Exhibit

EXHIBIT NO.	DESCRIPTION OF EXHIBITS
3.1	Restated Certificate of Incorporation, as amended (filed as an exhibit to the Company's Registration Statement on Form S-4, filed with the SEC on July 24, 1998, and incorporated herein by reference).
3.2	Amended and Restated By-laws (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
4.1

Indenture dated as of May 27, 1998 among the Company, the Subsidiary Guarantors and First Union National Bank, as trustee (filed as an exhibit to the Company's Registration Statement on Form S-4, filed with the SEC on July 24, 1998, and incorporated herein by reference).

4.2	Form of Exchange Notes (filed as an exhibit to the Company's Registration Statement on Form S-4, filed with the SEC on July 24, 1998, and incorporated herein by reference).
4.3	Form of Guarantees (filed as an exhibit to the Company's Registration Statement on Form S-4, filed with the SEC on July 24, 1998, and incorporated herein by reference).
4.4

Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Tax Allocation Agreement among Lane Industries, Inc., and certain affiliates, and the Company, and certain affiliates, dated June 1, 1978.(1)
10.2	State Tax Allocation Agreement among Lane Industries, Inc., and certain affiliates, and the Company, and certain affiliates, dated May 31, 1985.(1)
10.3	Amendment to the Tax Allocation Agreement among Lane Industries, Inc., and certain affiliates, and the Company, and certain affiliates, dated January 1, 1991.(1)
10.4	Letter Agreement among Lane Industries, Inc. and the Company, dated May 8, 2003, regarding allocation of consolidated alternative minimum tax.(1)
10.5

Third Amendment to Third Amended and Restated Multicurrency Credit Agreement, dated January 31, 2005, among the Company, the Guarantors, each of the financial institutions or lending institutions party thereto and Harris Trust and Savings Bank, as a bank and in its capacity as administrative agent (filed as an exhibit to the Company's Current Report on Form 8-K , filed with the SEC on February 4, 2005, and incorporated herein by reference).

10.6

General Binding Corporation 1989 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-4, filed with the SEC on July 24, 1998, and incorporated herein by reference).*

10.7	General Binding Corporation 2001 Stock Option Plan (filed as Appendix A to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and incorporated herein by reference).*
10.8

General Binding Corporation Non-Employee Directors Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and incorporated herein by reference).*

10.9	General Binding Corporation Supplemental Deferred Compensation Plan No. 2 and the First Amendment thereto.(1)*
10.10	General Binding Corporation Phantom Stock and Deferred Compensation Plan for Directors, amended and restated.(1)*
10.11	Management Incentive Compensation Program-Corporate Plan.(1)*
10.12	Management Incentive Compensation Program-Business Group Plan.(1)*
10.13

Employment Agreement among Dennis J. Martin and the Company, dated as of May 8, 2001 (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).*

10.14	Executive Severance/Change in Control Agreement between Perry Zukowski and the Company, dated as of August 26, 2000.(1)*
10.15	Executive Severance/Change in Control Agreement between Steven Rubin and the Company, dated as of August 26, 2000.(1)*
10.16	Executive Severance/Change in Control Agreement between Govind K. Arora and the Company, dated as of August 26, 2000.(1)*
10.17	Executive Severance/Change in Control Agreement between Thomas Stenebring and the Company, dated as of August 26, 2000.(1)*
10.18	Executive Severance/Change in Control Agreement between John E. Turner and the Company, dated as of August 26, 2000.(1)*
10.19	Executive Severance/Change in Control Agreement between Don Civgin and the Company, dated as of January 21, 2002.(1)*
10.20	Executive Severance/Change in Control Agreement between David H. Hewitt and the Company, dated as of August 26, 2000.(1)*
10.21	Letter Agreement between David H. Hewitt and the Company, dated as of October 27, 2004.(1)*
21.1	List of Subsidiaries.(1)
23.1	Consent of PricewaterhouseCoopers LLP.(1)
24.1	Powers of Attorney (set forth on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) Filed herewith.
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

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
Jeffrey F. Hayden
Vice President and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Don Civgin and Steven Rubin, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Arthur C. Nielsen, Jr.
Arthur C. Nielsen, Jr.
Director
By:	/s/ G. Thomas Hargrove
G. Thomas Hargrove
Director
By:	/s/ Forrest M. Schneider
Forrest M. Schneider
Director
By:	/s/ Jeffrey P. Lane
Jeffrey P. Lane
Director
By:	/s/ Dennis J. Martin
Dennis J. Martin
Director, Chairman, President and Chief Executive Officer
Dated: March 15, 2005

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and stockholders of General Binding Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule information listed in Item 15 (a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 15, 2005

Allowances for Doubtful Accounts and Sales Returns

Changes in the allowances for doubtful accounts and sales returns were as follows (000 omitted):

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$16,614	$18,568	$18,780
Additions charged to expense	1,974	3,090	4,095
Deductions - write offs	(2,252)	(5,252)	(5,089)
Other (1)	140	208	782
Balance at end of year	$16,476 ======	$16,614 ======	$18,568 ======

(1) Amounts primarily relate to the effects of foreign currency exchange rate changes and reclassifications to conform with the current presentation.

Deferred Tax Asset Valuation Allowance

Changes in the valuation allowance for deferred tax assets were as follows (000 omitted):

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$19,900	$20,014	$18,754
Additions charged to expense	4,288	2,147	2,560
Deductions (1)	(4,133)	(2,261)	(1,300)
Balance at end of year	$20,055 ======	$19,900 ======	$20,014 =====

(1) Deductions include:

a) Utilization of non-U.S. net operating losses - $1.4 million in 2004; $1.8 million in 2003; and $0.90 million in 2002; and
b) Reversal of beginning-of-the-year valuation allowance for deferred tax assets - $1.4 million in 2004.