Form 10-K/A
period 2004-12-31
GENERAL BINDING CORP
filed 2005-04-29
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 0-2604

GENERAL BINDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-0887470 (I.R.S. Employer Identification No.)

One GBC Plaza, Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

(847) 272-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $0.125 par value Class B Common Stock, $0.125 par value Senior Subordinated Notes, due 2008	NASDAQ — —

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2004, GBC’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock (based upon the average bid and asked prices of these shares on the Over-The-Counter Market — NASDAQ) of the company held by nonaffiliates was approximately $97,636,398.

At March 31, 2005, there were 13,996,881 shares of Common Stock and 2,398,275 shares of Class B Common Stock outstanding.

Explanatory Note

     The purpose of this Amendment to the Annual Report on Form 10-K of General Binding Corporation for the year ended December 31, 2004, is to timely file required Part III information. In light of our previously announced agreement to merge with ACCO World Corporation, we have postponed our annual meeting indefinitely. Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information in our Form 10-K for the year ended December 31, 2004, as originally filed on March 15, 2005. If the merger is not consummated, an annual stockholders meeting will be rescheduled.

     This amendment does not amend or update any other information set forth in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2004 previously filed on March 15, 2005.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Board of Directors of the Company

	First Year
Name and Age	Elected Director
George V. Bayly, 62	1998	(a)
G. Thomas Hargrove, 65	2001	(b)
Marc Knez, 43	2004	(c)
Jeffrey P. Lane, 54	2000	(d)(f)
Nelson P. Lane, 51	2000	(e)(f)
Dennis J. Martin, 54	2001	(g)
Arthur C. Nielsen, Jr., 86	1966	(h)
Forrest M. Schneider, 57	2000	(i)
Robert J. Stucker, 60	1987	(j)

a.	Mr. Bayly is a private investor. Mr. Bayly served as interim Chief Executive Officer of U.S. Can Corporation from April 2004 to January 2005. Until June 2002, he had been the Chairman, President and CEO of Ivex Packaging Corporation, a specialty packaging company engaged in the manufacturing and marketing of a broad range of plastic and paper packaging products. He had held that position for more than five years. Mr. Bayly is also a director of Packaging Dynamics Corporation, U.S. Can Corporation and Huhtamaki Oyj.

b.	Mr. Hargrove is currently a private investor. From 1999 until 2001 he had been the non-executive Chairman of AGA Creative, a catalog creative agency. He had previously been the Chairman, since 1987, of the At-A-Glance Group, a leading manufacturer of calendars, diaries and other time management products.

c.	Mr. Knez was elected to the Board on October 1, 2004. He has been a principal in the Capital H Group, a human capital and consulting firm that focuses on talent and organizational effectiveness since 2003. Prior to that time he had been a consultant in the human capital areas with the Sibson Consulting Group and Lexecon Strategy Group. He is also an Adjunct Professor of Strategic Management at the University of Chicago Graduate School of Business.

d.	Jeffrey P. Lane has been involved in ranching operations for more than the past five years. He is also a director of Lane Industries, Inc.

e.	Nelson P. Lane is a private investor. Prior to 1999 he had been involved in ranching operations for more than five years. He is also a director of Lane Industries, Inc.

f.	See notes (2) and (3) to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

g.	Mr. Martin became the Company’s Chairman, President and Chief Executive Officer on May 8, 2001. Prior to joining the Company, he had been the Chief Executive Officer of the Welding Products Group of Illinois Tool Works, Inc. for more than the past five years. Mr. Martin is also a director of Hon Industries, Inc. and the A. O. Smith Corporation.

h.	Mr. Nielsen has been Chairman Emeritus of the A. C. Nielsen Co. for more than the past five years.

i.	Mr. Schneider is the President and Chief Executive Officer of Lane Industries, Inc. and has held that position since June 2000 (see (f) above). Prior to that appointment, he had been the Senior Vice President and Chief Financial Officer for Lane Industries, Inc. for more than the previous five years. Mr. Schneider is also a director of Harris Preferred Capital Corporation, a real estate investment company and indirect subsidiary of the Harris Trust and Savings Bank.

j.	Mr. Stucker is a shareholder in the law firm of Vedder, Price, Kaufman & Kammholz, P.C. He had also been a director of Lane Industries, Inc. for many years until his resignation from that position in March 2002 (see (f) above). Vedder, Price, Kaufman & Kammholz P.C. has performed legal services for the Company for many years, and it is anticipated that they will continue to do so in the future.

     There are no family relationships among any of the directors other than Jeffrey P. Lane and Nelson P. Lane, who are brothers, and Mr. Marc Knez, who is married to an officer and employee of Lane Industries, Inc.

     There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors subsequent to the last disclosure of such procedures incorporated in an annual report or proxy statement of the Company.

     The Board of Directors has determined that Messrs. Bayly, Hargrove and Nielsen each meet the director independence requirements under Rule 4350(c)(5) of the listing standards of the Nasdaq stock market. The majority of the Board of Directors are not considered independent directors under the Nasdaq listing standards. The Company is a “Controlled Company” as defined under those standards as more than 50% of the combined voting power of the Company’s Common and Class B Common Stock is held by Lane Industries, Inc. As a result, the Company is exempt from certain requirements of the listing standards, including the requirement to maintain a majority of independent directors on the Company’s Board of Directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

Executive Officers of the Company(1)

Name and Age	Title
Dennis J. Martin, 54	Chairman, President and Chief Executive Officer
Thomas Stenebring, 55	Group President, Europe, Senior Vice President, Worldwide Office Products Marketing, Product Development and Sourcing
John Turner, 56	Group President, Industrial and Print Finishing Group
Govind K. Arora, 55	Senior Vice President, Worldwide Manufacturing and Logistics
Don Civgin, 43	Senior Vice President and Chief Financial Officer
Steven Rubin, 57	Vice President, Secretary and General Counsel
Perry S. Zukowski, 46	Vice President, Human Resources

(1)	All of the above-named officers have been actively engaged in the business of the Company as Company employees for the past five years in the capacity indicated above or in a substantially similar capacity except: Dennis J. Martin (see note (g) to Board of Directors above); Thomas Stenebring, who before taking his position in October 2004 had been the Company’s Europe Group President since joining the Company in March 2000; Don Civgin, who before joining the Company in January 2002, had held the offices of Senior Vice President — Finance and Senior Vice President — Merchandise Operations with Montgomery Ward, a privately owned retailer, from early 1997 through May 2001.

     There is no family relationship between any of the above named officers. All officers are elected for one-year terms by the Board of Directors or until reelected.

Audit Committee

     The current members of the Audit Committee are Messrs. Hargrove (Chairman), Bayly and Nielsen.

     Each of the members of the Committee is independent as defined by the Nasdaq stock market listing standards. Each of the members also meets the SEC’s heightened independence requirements for audit committee members as no member received any fees from the Company except for service as a director, and no member is affiliated with the Company beyond his membership on the Board other than through ownership of the Company’s Common Stock. The primary function of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information provided to the shareholders and others, the systems of internal controls which management has established, and the audit process. The Board has identified George V. Bayly to be an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K.

     The Audit Committee has adopted a formal, written Charter which has been approved by the full Board of Directors. The Charter specifies the scope of the Audit Committee’s responsibilities and how it should carry out those responsibilities. A copy of the current Charter was included as Appendix A to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders. The Charter does not give the Committee responsibility for the preparation, presentation and integrity of the Company’s financial statements or for the establishment of accounting and financial reporting principles to be followed by the Company. In addition, the Charter does not delegate to the Committee the responsibility of designing internal controls to assure the Company’s compliance with accounting standards and applicable laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of such forms, the Company is not aware of any of its directors and executive officers or 10% stockholders who failed to comply with the filing requirements of Section 16(a) during the period January 1, 2004 through December 31, 2004 except Mr. Robert J. Stucker, who filed one Form 4 on April 20, 2004 reporting a sale of 3,375 shares of the Company’s Common Stock that took place on February 23, 2004. Mr. Stucker’s investment advisor had sold these shares contrary to Mr. Stucker’s prior instructions, and Mr. Stucker was not informed of the sale until April 19, 2004.

Code Of Ethics

     GBC has adopted a code of ethics as required by the listing standards of the NASDAQ National Market and the rules of the Securities and Exchange Commission. This code applies to all of the Company’s directors, officers and employees. The code of ethics is published and available on GBC’s website at http://www.gbc.com under the caption “Code of Conduct”. The Company will post on its website any amendments to, or waivers from, our code of ethics applicable to any of its directors or executive officers. The foregoing information will be available in print to any shareholder who requests such information from General Binding Corporation, One GBC Plaza, Northbrook, IL. 60062, Attn: Office of General Counsel.

Item 11. Executive Compensation.

Director Compensation

     Directors who are not employees of the Company currently receive an annual director’s fee of $22,000 which is paid in a lump sum on their date of election or reelection to the Board and are paid $1,500 for each Board and $1,250 for each Committee meeting attended. Prior to November, 2004, Board members received $1,000 for each Board and Committee meeting attended. Directors are also paid $500 for participating in telephone conference meetings. The Presiding Independent Director, should one be chosen, would be paid an annual retainer of $10,000, the Audit Committee Chairman is paid an annual retainer of $10,000, the Executive Compensation and Development Committee Chairman is paid an annual retainer of $5,000, and the Committee on Director Affairs Chairman is paid an annual retainer of $3,000 for performing their additional duties in those positions.

     In September, 2004, the Board formed a Transaction Committee which was comprised of Messrs. Hargrove, as Chairman, Bayly and Schneider. This Committee was formed to assist GBC management in conducting any negotiations with Fortune Brands, Inc. and ACCO World Corporation in negotiations in connection with a proposed merger transaction. For meetings and conference calls this Committee was compensated on the same fee basis as described in the preceding paragraph. On March 14, 2005 the disinterested members of the Board of Directors unanimously voted special fee payments of $50,000 to Mr. Hargrove and $20,000 to each of Messrs. Bayly and Schneider which are payable to them if and when the previously announced merger with ACCO World Corporation is completed. For more information regarding the merger, see “Merger with ACCO World Corporation” in Item 12 of this Amendment to the Annual Report on Form 10-K.

     On May 13, 2004, each non-employee director of the Company who was elected at the Annual Meeting of Stockholders received a nonqualified option under the Company’s Non-Employee Directors 2001 Stock Option Plan (the “Directors Plan”) to purchase up to 3,000 shares of the Company’s Common Stock at an exercise price of $14.86 per share. The Directors Plan provides that each non-employee director shall receive an option to purchase up to 3,000 shares each year they are elected or reelected to the Board. Mr. Knez was granted an option to acquire 1,500 shares of the Company’s Common Stock at an exercise price of $14.17 per share on November 18, 2004. Such options have an exercise price equal to their fair market value (as defined in the Directors Plan) on the date of grant and are fully exercisable one year from the date of grant. The exercise term of these options is the later of ten years from the date of grant or three years from the time a director leaves office.

     The Board has established stock ownership guidelines for directors. Each director is being asked to achieve a minimum ownership requirement in the Company’s common stock equal in value to at least three times the director’s annual cash compensation. Phantom Company stock held in a director’s Phantom Stock and Deferred Compensation Plan account is counted toward this requirement; however, unexercised options are not so counted. Reaching the ownership guideline is targeted for completion for the later of either three years after the date a director is elected to the Board or three years following the effective date of the guidelines. The Board feels strongly that ownership of the Company’s Common Stock will further align and unify the interests of the directors with those of the stockholders.

     Directors may elect to defer their annual and/or board meeting fees pursuant to a Phantom Stock and Deferred Compensation Plan. The Plan allows Directors to receive incentive compensation based on a choice among the appreciation of the Common Stock of the Company and on any dividends declared on such stock; an S&P 500 index fund; or a fixed income account. Any Director who elects to participate in this Plan receives Phantom Investment Units (“PSUS”) in lieu of cash compensation for either or both of his annual director’s or board and committee meeting fees as he so chooses. PSUS received in lieu of the annual fee are credited as of the date of the Company’s annual meeting of stockholders during the fiscal year in question. PSUS received in lieu of meeting fees are credited to a Director’s account on the day of the meeting attended by the Director. A participating Director may only redeem his PSUS account through a lump sum cash payment within thirty (30) days after he ceases to be a member of the Board, and his rights under the Plan may not be assigned, encumbered or otherwise transferred except to a designated beneficiary in the event of the death of a participant. PSUS have no voting or other shareholder rights attached to them, and the Company’s obligation to redeem any PSUS is unsecured.

Executive Compensation

     The following table shows the compensation paid and accrued by the Company during 2004 to each of its five highest paid senior executive officers who were acting in such positions on December 31, 2004, including the person who acted as Chief Executive Officer during that year and to one other senior executive officer.

Senior Executive Compensation

					Long Term Compensation
					Awards
		Annual Compensation			Restricted
				Other Annual	Stock		Options/	All Other
		Salary	Bonus(1)	Compensation(2)	Awards		SARS	Compensation(6)
Name and Principal Position	Year	($)	($)	($)	($)		(#)	($)
Dennis J. Martin	2004	598,104	200,000	19,672	—		100,000	404,870	(7)
Chairman, President	2003	575,100	181,125	22,115	108,003	(4)	100,000	371,587	(7)
and Chief Executive	2002	565,650	718,875	19,672	412,496	(5)	150,000	265,813	(7)
Officer
Thomas Stenebring	2004	362,124	200,870	—	85,990	(3)	—	32,591	(10)
Group President Europe/	2003	314,875	173,181	—	46,227	(4)	20,000	28,339	(10)
Sr. Vice President,	2002	257,060	118,039	—	82,504	(5)	30,000	23,135	(10)
Worldwide Office Products Marketing, Product Development and Sourcing
Don Civgin	2004	339,200	134,800	—	53,750	(3)	25,000	18,332
Senior Vice President	2003	320,000	80,000	—	26,998	(4)	25,000	21,600
and Chief Financial	2002	301,538	160,000	—	99,624	(5)	37,500	—
Officer
John Turner	2004	304,881	106,708	—	42,987	(3)	20,000	14,318
Group President,	2003	293,155	20,521	—	21,599	(4)	20,000	16,820
Industrial and Print	2002	292,378	80,618	1,983	82,504	(5)	30,000	15,558
Finishing Group
Govind K. Arora	2004	236,330	47,266	9,519	42,987	(3)	20,000	11,917
Senior Vice President,	2003	227,240	34,086	5,365	21,599	(4)	20,000	18,339
Worldwide Mfg.	2002	222,517	113,620	20,273	82,504	(5)	30,000	12,092
and Logistics
David H. Hewitt(8)	2004	303,046	29,703	—	—		—	9,225
Group President,	2003	375,200	71,288	1,910	26,998	(4)	25,000	155,326	(9)
Commercial and	2002	359,235	202,000	4,244	82,504	(5)	30,000	19,254
Consumer Group

(1)	Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of such year.

(2)	The above named individuals receive certain non-cash personal benefits, the aggregate cost of which to the Company are below applicable reporting thresholds. Unless otherwise noted, the amounts included in this column represent the amounts included in income to the named individuals for such personal benefits.

(3)	Represents the value of restricted stock units awarded to the named individuals on February 26, 2004 as of that date which were earned for the year 2004 pursuant to performance criteria established by the Executive Compensation and Development Committee of the Board of Directors. In general, the performance based restricted stock units which have been earned will vest in full on February 26, 2007, provided the named individual remains continuously employed by the Company or its subsidiaries until such date. No dividends will be paid on restricted stock units. The target performance restricted stock unit awards for 2004 for the named individuals were 5,334 units for Mr. Civgin, 8,534 units for Mr. Stenebring and 4,267 units for each of Messrs. Arora and Turner. The total number of restricted stock units actually earned for the year 2004 by the named individuals and their aggregate market value at December 31, 2004 was: Mr. Civgin, 3,236 units valued at $42,262; Mr. Stenebring, 5,177 units valued at $85,990; and each of Messrs. Arora and Turner, 2,588 units valued at $33,799. The aggregate market value is based on the fair market value of the Company’s common stock as of December 31, 2004 of $13.06. Completion of the previously announced merger agreement with ACCO World Corporation would result in the accelerated vesting of those restricted stock units which have been earned as of the effective date of the merger plus a pro rata portion of the remaining target restricted stock units, with each being converted into one share of unrestricted stock of ACCO World Corporation. The vesting date for the non-accelerated portion of these restricted stock units is February 26, 2007 (with the holder needing be employed by the Company or an affiliate thereof through February 27, 2007). For more information regarding the merger, see “Merger with ACCO World Corporation” in Item 12 of this Amendment to the Annual Report on Form 10-K.

(4)	Represents the value of restricted stock units awarded to the named individuals on February 27, 2003 as of that date which were earned for the years 2003 and 2004 pursuant to performance criteria established by the Executive Compensation and Development Committee of the Board of Directors. In general, the performance based restricted stock units which have been earned will vest in full on February 27, 2006, provided the named individual remains continuously employed by the Company or its subsidiaries until such date. No dividends will be paid on restricted stock units. The target performance restricted stock unit awards for the years 2003 and 2004 for the named individuals were 46,242 units for Mr. Martin, 11,561 units for Mr. Civgin, and 9,248 units for each of Messrs. Stenebring, Turner and Arora. The total number of restricted stock units actually earned for the years 2003 and 2004 by the named individuals and their aggregate market value at December 31, 2004 was: Mr. Martin, 26,326 units valued at $343,817; Mr. Civgin, 6,581 units valued at $85,948; and each of Messrs. Stenebring, Turner and Arora, 5,265 units valued at $68,761. The aggregate market value is based on the fair market value of the Company’s common stock as of December 31, 2004 of $13.06. Completion of the previously announced merger agreement with ACCO World Corporation would result in the accelerated vesting of those restricted stock units which have been earned in addition to the remaining target award for the year 2005 with each being converted into one share of unrestricted stock of ACCO World Corporation. For more information regarding the merger, see “Merger with ACCO World Corporation” in Item 12 of this Amendment to the Annual Report on Form 10-K.

(5)	Represents the value of restricted stock units awarded to the named individuals on February 15, 2002 as of that date. These restricted stock units vested on February 15, 2005. At that time, all restrictions on those units lapsed and an equivalent number of shares of the Company’s Common Stock was distributed to the named individuals, except for Mr. Arora who had previously elected to defer receipt of the shares. The total number of the restricted stock units awarded in 2002 and their aggregate market value at December 31, 2004 was: Mr. Martin, 31,853 units valued at $416,000; Mr. Civgin, 7,963 units valued at $103,977; and each of Messrs. Arora, Hewitt, Stenebring and Turner, 6,371 units valued at $83,205. The aggregate market value is based on the fair market value of the Company’s common stock as of December 31, 2004 of $13.06.

(6)	Unless otherwise noted below, these amounts represent contributions by the Company to the Company’s 401(k) Savings and Retirement Plan on behalf of the named individuals and to their respective accounts established pursuant to the Company’s non-tax qualified Supplemental Deferred Compensation Plan.

(7)	Includes $365,076, $307,992 and $219,371 of expense incurred by the Company in the years 2004, 2003 and 2002 respectively in connection with the Company’s future pension obligations owed to Mr. Martin. Also includes $5,366 for each of the years 2002-2004 representing the premiums paid by the Company for both group term and excess coverage life insurance policies for Mr. Martin.

(8)	Mr. Hewitt’s employment with the Company terminated on October 14, 2004. The amounts in the table reflect salary and bonus paid to Mr. Hewitt for the year to that date. Pursuant to the terms of an Executive Severance/Change-in-Control Agreement previously entered into with Mr. Hewitt, the Company has agreed to continue to pay Mr. Hewitt’s salary at the annualized rate of $375,200 until October 13, 2005. Under the terms of that Agreement, Mr. Hewitt and his family would continue to participate in Company sponsored medical and dental plans on a cost-sharing basis for the salary continuation period provided he does not obtain other employment where similar benefits would be provided to him. The Severance Agreement also provides that during the salary continuation period Mr. Hewitt could exercise all employee stock options that had vested as of his termination date. As of his termination date, Mr. Hewitt had vested in options to acquire the Company’s Common Stock in the following amounts and the following prices — 6,250 @ $8.94; 26,250 @ $8.75; 15,000 @ $12.95, and, 6,250 @ $8.78. In exchange for certain other considerations, the Company also agreed to fully vest Mr. Hewitt in the restricted stock unit award granted to him on February 15, 2002. All restrictions on that award lapsed on February 15, 2005 and the Company issued 6,371 shares of its Common Stock to Mr. Hewitt at that time.

(9)	Includes $130,000 for debt forgiveness in 2003.

(10)	Represents the contributions made by the Company to a retirement program in which Mr. Stenebring participates that is not Company sponsored or funded.

Stock Option Information

     The following table sets forth the details of options granted during 2004 to the individuals listed in the Senior Executive Compensation Table that were employed by the Company at December 31, 2004.

Option/SAR Grants in Last Fiscal Year
Individual Grants

	Number of	Percent of
	Securities	Total
	Underlying	Options/
	Options/	SAR’s
	SAR’s	Granted to	Exercise or
	Granted	Employees in	Base Price	Expiration	Grant Date Present
Name	(1)(#)	Fiscal Year	Per Share	Date	Value($)(2)
Dennis J. Martin	100,000	21.1	$16.61	2/25/14	1,202,000
Don Civgin	25,000	5.2	$16.61	2/25/14	300,500
Govind K. Arora	20,000	4.2	$16.61	2/25/14	240,400
John Turner	20,000	4.2	$16.61	2/25/14	240,400

(1)	All options granted to the named individuals were granted under the Company’s 2001 Stock Incentive Plan for Employees. Twenty-five percent (25%) of each option first becomes exercisable one (1) year after the respective grant date and an additional 25% vests on each successive anniversary of the grant date. All of these options were granted at the fair market value of the Company’s Common Stock on the grant date in the NASDAQ stock market. No SARs were granted in connection with these option grants. Completion of the previously announced merger agreement with ACCO World Corporation would result in accelerated vesting of these options. For more information regarding the merger, see “Merger with ACCO World Corporation” in Item 12 of this Amendment to the Annual Report on Form 10-K.

(2)	Based on the Black-Scholes stock option pricing model. Option term was assumed to be ten years and various assumptions were made for volatility (59.2%) and risk free interest rates (4.41%). The actual value, if any, a named individual may realize will depend on the market value of the underlying shares at the time the option is exercised, so there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model. The Company’s use of this model should not be construed as an endorsement of its accuracy at valuing stock options.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

Value of
			Number of	Unexercised
			Unexercised	In-The-Money
	Shares		Options/	Options/SARs
	Acquired		SAR’s at	at Fy-End
	on	Value	Fy-End	Exercisable/
	Exercise	Realized	Exercisable/	Unexercisable
Name	(#)	($)	Unexercisable	($)(1)
Dennis J. Martin	—	—	552,500/250,000	2,649,250/329,250
Thomas Stenebring	1,875	11,794	35,000/40,625	87,700/121,487
Don Civgin	—	—	25,000/62,500	28,812/82,312
John Turner	9,000	85,500	62,250/78,375	206,890/218,030
Govind K. Arora	3,700	26,029	40,075/60,175	99,347/109,822

(1)	Based on fair market value of $13.06 per Common Share on December 31, 2004.

Employment Contracts, Termination of Employment and Change-In-Control Agreements

     On May 8, 2001 (the “Effective Date”), the Company entered into an Employment Agreement with Dennis J. Martin, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a term of employment for three years following the Effective Date, except that commencing on May 8, 2002, the term of the Agreement is automatically extended each day thereafter by one day, thus creating a fixed term of not less than two years.

     Under the terms of this Agreement, Mr. Martin is to be paid a base salary of not less than $540,000 per annum. Further, he is to participate in an annual bonus plan with target annual bonuses equal to at least 100% of his base salary and a maximum bonus equal to 200% of his base salary.

     At the time of his hiring, Mr. Martin was also granted an option to acquire up to 500,000 shares of the Company’s common stock at a strike price of $7.46 per share. All of those options have already vested. He was also to participate in the Company’s stock based incentive plans, with minimum option grants of 200,000 shares in 2002, and 100,000 shares in each of the years 2003 through 2005, provided his employment with the Company continues as of the respective grant dates.

     Mr. Martin is also eligible to participate in all other compensation and welfare plans generally made available to the other senior executives of the Company. In addition, he is eligible to receive an annual supplemental pension commencing in the month first following his 62nd birthday in an amount of up to $450,000 per annum for the rest of his life. The amount of the pension is subject to adjustment in the event Mr. Martin resigns his employment without Good Reason (as defined in the Agreement). Further, if he should die during his period of employment, his surviving spouse would be entitled to a pro-rata pension benefit for as long as she survives him. The Company is also required to pay the costs of maintaining a term life insurance policy on Mr. Martin’s life with a death benefit of $1.5 million as long as Mr. Martin is employed by the Company.

     The Agreement with Mr. Martin also provides for severance payments and benefits to him under the same terms and conditions as those described for the Company’s other senior executives as described below, except that a termination without Cause or for Good Reason would entitle him to receive a pro-rated bonus for the year of termination based on his target bonus for that year (the “Target Bonus”) plus salary continuation and “Target Bonus” payments for two years following the date of his termination.

     In the event of a change-in-control termination of employment, Mr. Martin would receive severance pay equal to 3.0 times the sum of his annual base salary at the time of termination plus the greater of either his Target Bonus for the year in which the change-in-control takes place or his bonus based on actual performance for that year. In addition, Mr. Martin would be entitled to receive the following benefits: continued participation in the Company’s medical and dental plans on a cost-sharing basis for three years following termination; the ability to exercise any or all stock options that were outstanding immediately prior to the change-in-control for the earlier of two years following termination or the expiration date of the stock option; restricted stock unit awards would vest in accordance with the terms of such awards; and a lump sum payment equal to the amount of retirement plan payments made by the Company for Mr. Martin in the two calendar years prior to termination.

     Mr. Martin has agreed not to compete with the Company for the one year period following any termination of employment whether or not severance is payable. Mr. Martin has also agreed not to solicit any Company employees on behalf of a business competitor for the one year period following any termination of employment.

     The Company has entered into Executive Severance/Change-in-Control Agreements with each of Messrs. Civgin, Arora and Turner as well as two other current executive officers of the Company. These Agreements provide that should the executive’s employment with the Company be involuntarily terminated for any reason other than Cause (as defined in the Agreement), a change-in-control, or certain other reasons, the Company would pay severance to the terminated executive in the form of salary continuation. Salary would continue, in such an event (except for Mr. Civgin), for one year for executives with less than five years of service; for eighteen months for executives with at least five years of service but less than ten years of service; and for two years for executives with at least ten years of service. Messrs. Arora and Turner both have more than ten years of service to the Company. In the case of Mr. Civgin, his salary would continue for two years. In addition, the executive would receive a prorated annual bonus for the year in which the termination occurs under the terms of the bonus plan in effect for that year. During the period of salary continuation, the Executive and his family would continue to participate in Company sponsored medical and dental plans on a cost-sharing basis. The Executive would also have the right to exercise any outstanding and fully vested stock options as of the date of termination, until the earlier to occur of (a) the expiration of the salary continuation period or (b) the expiration date of the stock options. In addition to these benefits, Messrs. Arora, Turner and one other executive officer and their eligible dependents would commence coverage for retiree medical and dental welfare benefits on a cost-sharing basis following the expiration of their active employee coverage in accordance with the Company’s retiree medical benefit plan in effect on February 10, 2005.

     These Agreements also provide certain benefits to the named executives and the other senior executives of the Company in the event of a change-in-control of the Company should the employment of the executives be terminated in connection with or as a result of such change-in-control. A change-in-control will generally include (a) an acquisition by certain persons (excluding, among others, Lane Industries, Inc.) of voting securities of the Company giving that person more than 50% of the combined voting power of the Company’s then outstanding securities; (b) certain changes in a majority of the Board of Directors of the Company; (c) certain mergers or consolidations or sales of all or substantially all of the Company’s assets; or (d) a complete liquidation or dissolution of the Company.

     In the event of a change-in-control termination of employment, each executive would receive severance pay equal to 2.0 times (2.25 times for executives with more than ten years of service) the sum of the executive’s annual base salary plus the greater of either the executive’s target bonus for the year in which the change-in-control takes place or the executive’s bonus based on actual performance for that year. In addition, each executive would be entitled to receive the following benefits: continued participation in the Company’s medical and dental plans on a cost-sharing basis for two years following termination; the ability to exercise any or all stock options that were outstanding immediately prior to the change-in-control for the earlier of one year following termination or the expiration date of the stock option; restricted stock unit awards would vest in accordance with the terms of such awards; a lump sum payment equal to the amount of retirement plan payments made by the Company for the executive in the two calendar years prior to termination; and, outplacement services in an amount not to exceed ten percent of the executive’s base salary in effect at the time of termination.

     The executives entering into these Agreements agreed not to compete with the Company, in the case of involuntary termination (for any reason other than Cause, change-in-control, or other reasons), for the period of time for which the executive receives salary continuation and in the case of a change-in-control, for the one year period following their termination of employment in the event that their termination entitles them to severance payments. In such circumstances, the executives also agreed not to solicit any Company employees on behalf of a business competitor for the one year period following their termination of employment. The executive’s right to severance payments and the other described benefits terminate upon the executive’s death, resignation without Good Reason (as defined in the Agreements), retirement or termination for Cause.

     Completion of the previously announced merger agreement with ACCO World Corporation would constitute a change-in-control for purposes of the CIC Agreements as well as Mr. Martin’s Employment Agreement.

     In connection with the execution of the merger agreement, the Company, Fortune Brands, Inc. and ACCO World Corporation entered into an agreement that provides, among other things, that (i) bonuses to applicable Company employees under the Company’s 2005 short term incentive plan will be paid pro rata at target as soon as practicable following the consummation of the merger and such short term incentive plan shall remain in effect for the remainder of 2005 following the consummation of the merger, with the actual bonus determined under that plan being offset (but not below zero) by the pro rata target bonus already paid and (ii) upon consummation of the merger, restricted stock units granted to Company employees in 2004, including executive officers, that do not vest in full upon the consummation of the merger will convert into restricted stock units with respect to shares of ACCO common stock with a vesting date of February 26, 2007 (with the recipient of such restricted stock units needing to be employed by the Company or an affiliate thereof on February 26, 2007 in order for such restricted stock units to vest).

Compensation Committee Interlocks and Insider Participation

     No member of the Executive Compensation and Development Committee served during 2004 or formerly served as an officer of the Company. None of the Company’s Executive Officers presently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any other company whose executive officers served in the past fiscal year on the Company’s Board of Directors or Executive Compensation and Development Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table summarizes information about the Company’s common stock that may be issued upon the exercise of options, warrants or rights under all of the Company’s equity compensation plans as of December 31, 2004. The following equity compensation plans were approved by the Company’s shareholders: the General Binding Corporation 1989 Stock Option Plan, as amended and restated; the General Binding Corporation 2001 Stock Incentive Plan for Employees, as amended and restated; and, the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to	Weighted average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,254,488	$11.23	1,137,117
Equity compensation plans not approved by security holders	—	—	—

Total	2,254,488	$11.23	1,137,117

Stock Ownership By More Than 5% Stockholders

     The following beneficial owners of the Company’s equity securities are the only persons known to management of the Company who beneficially owned more than five per cent of any class of the Company’s voting securities as of March 31, 2005:

		Amount and Nature of		Percent
Class Of Stock	Name and Address	Beneficial Ownership		of Class
Class B Common Stock	Lane Industries, Inc.	2,398,275	(1)(3)	100
	One Lane Center Northbrook, IL 60062
Common Stock	Lane Industries, Inc.	9,873,237	(2)(3)	60.2	(4)
	One Lane Center Northbrook, IL 60062
Common Stock	Ariel Capital Management, Inc.	4,162,383	(5)	25.4	(4)
	307 N. Michigan Ave. Chicago, IL 60601

(1)	Class B Common Stock is convertible into Common Stock at the rate of one share of Common Stock for each Class B share upon presentation of a Class B share to the transfer agent.

(2)	Includes the 2,398,275 Class B shares described in Note (1).

(3)	Subject to the terms of the Voting Agreement described herein, Lane Industries, Inc. has the sole power to vote and to dispose of these shares. The voting stock of Lane Industries, Inc. is owned by various trusts under which certain members of the family of William N. Lane, deceased, are beneficiaries. Jeffrey P. Lane and Nelson P. Lane, Directors of the Company, and other members of the Lane family are considered to have control of Lane

Industries, Inc. by virtue of their control of the voting stock of Lane Industries, Inc. through the aforementioned Lane family trusts. Under a Voting Agreement executed with Fortune Brands, Inc. and ACCO World Corporation in connection with the previously announced agreement to merge with ACCO World Corporation, Lane Industries, Inc. has agreed to vote all of its shares of Common Stock and Class B Common Stock in favor of the merger agreement, the merger and any other transactions contemplated by the merger agreement. Lane Industries, Inc. also agreed to vote all of its shares of Common Stock and Class B Common Stock against any action that would reasonably be expected to be a breach by the Company of the merger agreement and against any action that would reasonably be expected to adversely affect or delay the merger. Pursuant to the Voting Agreement, Lane Industries, Inc. granted an irrevocable proxy to designees of Fortune Brands, Inc. to vote all of its shares of Common Stock and Class B Common Stock as set forth above.

(4)	As a percent of the outstanding shares after giving effect to the possible conversion of Class B Common Stock described in Note (1).

(5)	As of December 31, 2004 based upon information provided in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005. Ariel Capital has sole dispositive power over 4,159,333 of these shares and sole voting power over 2,634,133 of these shares.

Stock Ownership by Management

     The following is information with respect to the ownership of the Company’s Common Stock by the Board of Directors, those non-director Executive Officers named in the Senior Executive Compensation Table found in Item 11 above that remain employed by the Company and all Officers and Directors as a group as of March 31, 2005.

								Total
								Common
								Stock
								Beneficially
				Stock Options		Restricted		Owned and
	Present Position			Exercisable by		Stock		Percent of
Name	With Company	Common Stock		May 31, 2005		Units		Class(k)
George V. Bayly	Director	0		22,000		0		22,000
G. Thomas Hargrove	Director	10,000		12,000		0		22,000
Marc Knez	Director	508	(a)	1,500	(b)	0		2,008
Jeffrey P. Lane	Director	49,078	(c)	12,000		0		61,078
Nelson P. Lane	Director	51,678	(d)	12,000		0		63,678
Dennis J. Martin	Chairman, President and
	Chief Executive Officer	79,353		640,000		26,326	(i)	745,679	(3.9)
Arthur C. Nielsen, Jr	Director	34,860		22,000		0		56,860
Forrest M. Schneider	Director	20,474	(e)	12,000	(f)	0		32,474
Robert J. Stucker	Director	1,125		22,000		0		23,125
Govind K. Arora	Senior Vice President,	7,848	(g)	60,075		6,371	(h)	82,147
	Worldwide Mfg. and					5,265	(i)
	Logistics					2,588	(j)
Don Civgin	Senior Vice President	9,693		46,875		6,581	(i)	66,385
	and Chief Financial					3,236	(j)
	Officer
Thomas Stenebring	President, Europe Group,	8,246		54,375		5,265	(i)	73,063
	Senior Vice President,					5,177	(j)
	Worldwide Office Products
John Turner	Group President,	16,371		87,125		5,265	(i)	111,349
	Industrial Print					2,588	(i)(j)
	Finishing Group
All 15 Officers and		316,486		1,058,837		8,282	(h)	1,451,780	(7.6)
Directors as a Group						52,650	(i)
						15,531	(j)

(a)	All of these shares are owned by Mr. Knez’s wife.

(b)	At March 31, 2005 Mr. Knez’s wife had outstanding options to acquire from Lane Industries, Inc. up to 6,375 shares of the Company’s Common Stock at prices ranging from $7.00 to $30.00 each, all of which are exercisable prior to May 31, 2005 but are not included in the figure shown in the table.

(c)	Includes 1,800 shares owned by Mr. Lane’s children.

(d)	Includes 5,400 shares owned by Mr. Lane’s wife.

(e)	Includes 2,375 shares owned by Mr. Schneider’s wife and 600 shares owned by Mr. Schneider’s children.

(f)	At March 31, 2005 Mr. Schneider had outstanding options to acquire from Lane Industries, Inc. up to 15,500 shares of the Company’s Common Stock at prices ranging from $7.00 to $30.00 each, all of which are exercisable prior to May 31, 2005 but are not included in the figure shown in the table.

(g)	Includes 130 shares owned by Mr. Arora’s wife.

(h)	The amounts represent the number of vested restricted stock units held by the named executive officers, all of which were awarded on February 15, 2002, but the receipt of which have been deferred at the election of the officers. There are no voting rights with respect to these units.

(i)	The amounts represent the number of unvested restricted stock units held by the named executive officers that were earned under performance criteria for the years 2003 and 2004 as determined by the Board’s Executive Compensation and Development Committee. Subject to prior forfeiture under certain conditions or deferral of receipt at the election of the executive officer, these units would be issued in shares of the Company’s Common Stock on February 27, 2006. The amounts do not include restricted stock units that could be earned for the year 2005 and future years based on the performance criteria established for those periods. Completion of the previously announced merger agreement with ACCO World Corporation would result in the accelerated vesting of those restricted stock units which have been earned in addition to the remaining target award for the year 2005, with each being converted into one share of unrestricted stock of ACCO World Corporation. For more information regarding the merger, see “Merger with ACCO World Corporation” in Item 12 of this Amendment to the Annual Report on Form 10-K.

(j)	The amounts represent the number of unvested restricted stock units held by the named executive officers that were earned under performance criteria for the year 2004 as determined by the Board’s Executive Compensation and Development Committee. Subject to prior forfeiture under certain conditions or deferral of receipt at the election of the executive officer, these units would be issued in shares of the Company’s Common Stock on February 26, 2007. The amounts do not include restricted stock units that could be earned for the year 2005 and future years based on the performance criteria established for those periods. Completion of the previously announced merger agreement with ACCO World Corporation would result in the accelerated vesting of those restricted stock units which have been earned as of the effective date of the merger plus a pro rata portion of the remaining target restricted stock units, with each being converted into one share of unrestricted stock of ACCO World Corporation. The vesting date for the non-accelerated portion of these restricted stock units is February 26, 2007 (with the holder needing be employed by the Company or an affiliate thereof through February 27, 2007). For more information regarding the merger, see “Merger with ACCO World Corporation” in Item 12 of this Amendment to the Annual Report on Form 10-K.

(k)	As a percent of outstanding shares after giving effect to the possible issuance of shares pursuant to the Company’s stock option plans, the full vesting of the restricted stock units listed in the table and the possible conversion of the Class B Common Stock (see note (1) to Stock Ownership by more than 5% Stockholders). Percentages less than 1% are not shown.

Merger with ACCO World Corporation

     The Merger Agreement. On March 15, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortune Brands, Inc. (“Fortune”), ACCO World Corporation, a subsidiary of Fortune (“ACCO”), and Gemini Acquisition Sub, Inc., a wholly-owned subsidiary of ACCO (“Acquisition Sub”). The Merger Agreement provides that Acquisition Sub will merge (the “Merger”) with and into the Company, with the Company as the surviving corporation. As a result of the Merger, the Company will become a wholly-owned subsidiary of ACCO. The Merger will occur immediately after the pro rata distribution to Fortune stockholders of all of the shares of ACCO common stock owned by Fortune (the “Distribution”). At the effective time of the Merger, (i) each outstanding share of Common Stock and Class B Common Stock will be converted into the right to receive one share of ACCO common stock and (ii) each outstanding share of Acquisition Sub common stock will be converted into one share of Common Stock. Following the Distribution and the Merger, shares of ACCO common stock will be listed on the New York Stock Exchange and former Company stockholders will hold 34% of the fully diluted shares of ACCO common stock.

     Indemnification and Insurance. Following the merger, the combined company will be obligated to:

•	indemnify and provide advancement of expenses, for a period of six years, to all past and present directors, officers and employees of the Company and its subsidiaries to the same extent those persons were indemnified or had the right to advancement of expenses on the date of the merger agreement for acts or omissions occurring on or before the effective time of the merger including acts or omissions occurring in connection with the approval of the merger agreement and consummation of the transactions contemplated thereby; and

•	maintain for a period of six years after the merger, for the benefit of the Company’s directors and officers, directors’ and officers’ liability insurance and fiduciary liability insurance policies currently maintained by the Company, or policies of at least the same coverage and amounts containing terms and conditions which are, in the aggregate, no less advantageous to the insured than the current insurance maintained by the Company with respect to claims arising from facts or events that occurred on or before the effective time of the merger. However, the combined company will not be required to expend in any one year an amount in excess of 250% of the current annual premiums paid by the Company for this insurance.

Item 13. Certain Relationships and Related Transactions.

     Certain Company personnel perform state income tax services for Lane Industries, Inc. In 2004 and the first three months of 2005, the Company received $70,327 from Lane Industries, Inc. for performing those services. Management of the Company believes the compensation it received from Lane Industries, Inc. for performing these services is reasonable and fair, has been negotiated on an arms-length basis and adequately covers the employment and other costs incurred by the Company for the employees involved in performing the services.

     In connection with the execution of the Merger Agreement described in Item 12 of this Amendment to the Annual Report on Form 10-K, the Company and Lane Industries, Inc. entered into a side letter (the “Side Letter”) that makes effective, for the period between the signing of the Merger Agreement and the closing of the merger (or termination of the Merger Agreement), certain provisions of the form of tax allocation agreement between the Company and Lane Industries, Inc. that is expected to be executed in connection with the closing of the merger. These provisions govern the rights and obligations of the Company and Lane Industries, Inc. regarding any settlement of an ongoing dispute with the Internal Revenue Service related to the tax year 1999, and are to apply instead of the existing tax allocation agreement between the Company and Lane Industries, Inc. during the period between the signing of the Merger Agreement and the consummation of the merger (or termination of the Merger Agreement).

Item 14. Principal Accountant Fees and Services.

     The following table summarizes the fees paid or payable to PricewaterhouseCoopers LLP for services rendered for the fiscal years ended December 31, 2004 and December 31, 2003. Audit fees include the cost of the audit of the Company including the costs of quarterly reviews. Audit fees for 2004 also include the audit of management’s report on the effectiveness of the company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Audit related fees in both 2004 and 2003 included costs incurred by the Company for consulting on the Company’s process to review its internal control structure and procedures for financial reporting as required by the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and, in 2003, to audit its 401(k) plans. Tax fees consisted primarily of the costs for advice on tax compliance and planning matters. Other fees in 2003 were for review of an operational matter at one of the Company’s international subsidiary locations.

	Fiscal Year	Fiscal Year
	2004	2003
Audit Fees	$1,485,150	$699,500
Audit-Related Fees	32,500	42,000
Tax Fees	4,321	—
All Other Fees	—	2,500

Total	$1,521,971	$744,000

     All of the fees described above were pre-approved by the Audit Committee of the Board of Directors. The Audit Committee annually pre-approves the audit services to be provided by the independent public accountants and the related estimated fees for such services. The Audit Committee must pre-approve any additional projects to be performed by the Company’s independent public accountants that would have a project cost in excess of $30,000. The Chairman of the Audit Committee has been given the authority by the Committee to approve any such project that would have a cost of less than $30,000; however, the Chairman is to report any such approval to the entire Committee at its next subsequent meeting.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL BINDING CORPORATION
(Registrant)
By	/s/ Dennis J. Martin

Dennis J. Martin
Chairman, President and Chief Executive Officer

By	/s/ Don Civgin

Don Civgin
Senior Vice President and Chief
Financial Officer

By	/s/ Sean Dolan

Sean Dolan
Interim Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By *

Arthur C. Nielsen, Jr.
Director

By *

G. Thomas Hargrove
Director

By *

Forrest M. Schneider
Director

By *

Jeffrey P. Lane
Director

By *

Dennis J. Martin
Director, Chairman, President and Chief Executive Officer

By	/s/ Steven Rubin

Attorney-In-Fact

Dated: April 29, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002