Form 10-Q
period 2005-03-31
GENERAL BINDING CORP
filed 2005-05-10
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Outstanding at
Class	April 29, 2005
Common Stock, $0.125 par value	14,026,369
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 7,717	$ 6,259
Receivables, less allowances for doubtful accounts
and sales returns: 2005 - $16,263, 2004 - $16,476	146,973	141,445
Inventories:
Raw materials	20,357	20,637
Work in process	5,497	6,584
Finished goods	74,505	70,775
Total inventories	100,359	97,996
Deferred tax assets	12,087	12,437
Other	13,849	14,043
Total current assets	280,985	272,180
Total capital assets at cost	265,297	272,092
Less - accumulated depreciation	(187,332)	(187,399)
Net capital assets	77,965	84,693
Goodwill and other intangible assets, net of accumulated amortization	150,173	150,383
Other	36,075	33,158
Total assets	$ 545,198 =======	$ 540,414 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 50,710	$ 49,758
Accrued liabilities	93,641	90,205
Notes payable	6,366	7,788
Current maturities of long-term debt	25,051	25,925
Total current liabilities	175,768	173,676
Long-term debt, less current maturities	260,807	255,165
Other long-term liabilities	33,617	33,727
Stockholders' equity:
Common Stock	1,962	1,962
Class B Common Stock	300	300
Additional paid-in capital	26,885	26,445
Retained earnings	74,736	78,171
Treasury stock	(19,388)	(21,398)
Accumulated other comprehensive income	(9,489)	(7,634)
Total stockholders' equity	75,006	77,846
Total liabilities and stockholders' equity	$ 545,198 =======	$ 540,414 =======
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Net sales	$ 180,152	$ 170,931
Costs and expenses:
Cost of sales:
Product cost of sales, including development and engineering	112,088	105,606
Selling, service and administrative	60,612	56,554
Equity in earnings from joint ventures	(559)	(167)
Interest expense	6,694	6,792
Restructuring and other:
Restructuring	1,103	823
Other	2,507	-
Other expense, net	991	345
(Loss) income before taxes	(3,284)	978
Income tax expense	151	528
Net (loss) income	$ (3,435) ======	$ 450 ======
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(2,412)	(406)
Income on derivative financial instruments	557	878
Comprehensive income	$ (5,290) ======	$ 922 ======
Net (loss) income per common share: (1)
Basic and Diluted	$ (0.21) ======	$ 0.03 ======

Weighted average number of common shares outstanding (2)
Basic	16,300	16,111
Diluted	16,300	16,881
(1) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:	(unaudited)	(unaudited)
Net (loss) income	$ (3,435)	$ 450
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	4,031	4,928
Amortization	1,901	1,297
Equity in earnings from joint ventures	(559)	(167)
Restructuring and other expenses	3,610	823
Provision for doubtful accounts and sales returns	392	731
Provision for inventory reserves	1,745	1,498
Decrease in non-current deferred taxes	(1,770)	(2,831)
Increase in other long term assets	(1,801)	(951)
Other	180	(85)
Changes in current assets and liabilities:
Increase in receivables	(8,036)	(2,056)
Increase in inventories	(5,206)	(9,377)
Increase in other current assets	(123)	(1,836)
Decrease in deferred tax assets	49	1,907
Increase in accounts payable and accrued liabilities	2,793	1,167
Decrease in accrued income taxes	(145)	(100)
Net cash used in operating activities	(6,374)	(4,602)
Cash flows from investing activities:
Capital expenditures	(1,450)	(1,576)
Payments for acquisitions and investments	(250)	(604)
Proceeds from sale of plant and equipment	2,771	-
Net cash provided by (used in) investing activities	1,071	(2,180)
Cash flows from financing activities:
Proceeds from long-term borrowings-maturities greater than 90 days	40,268	17,981
Repayments of long-term debt-maturities greater than 90 days	(45,982)	(12,492)
Net change in borrowings-maturities of 90 days or less	14,442	45
Decrease in current portion of long-term debt	(5,158)	(4,037)
Payments for debt issuance costs	(71)	(78)
Proceeds from the exercise of stock options	1,015	1,126
Net cash provided by financing activities	4,514	2,545
Effect of exchange rates on cash	2,247	234
Net increase (decrease) in cash and cash equivalents	1,458	(4,003)
Cash and cash equivalents at the beginning of year	6,259	9,568
Cash and cash equivalents at the end of the period	$ 7,717 =====	$ 5,565 =====
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$ 2,825	$ 3,473
Income taxes	1,971	1,609
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present the financial position of GBC as of March 31, 2005 and the results of their operations and cash flows for the three months ended March 31, 2005 and 2004 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

Certain amounts for prior periods have been reclassified to conform to the 2005 presentation.
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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all stock-based compensation (000 omitted):

	Three months ended March 31,
	2005	2004
Net (loss) income, as reported	$(3,435)	$450
Add: Stock-based compensation expense included in reported net income, net of tax	765	432
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(1,404)	(1,120)
Pro forma net loss	$(4,074) ======	$(238) =====
(Loss) earnings per basic and diluted share:
As reported	$(0.21) =====	$ 0.03 ====
Pro forma	$(0.25) =====	$(0.01) =====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2005 and 2004 respectively: expected life of ten years for 2005 and 2004; expected volatility of 67% and 59%; and risk-free interest rates of 4.27% and 4.41%. The weighted-average fair values of stock options granted during the periods were $9.81 and $12.02 in 2005 and 2004, respectively.

 (3) Borrowings

GBC has two financing arrangements that provide the Company with the majority of its debt capacity. A significant portion of GBC's long-term funding has been provided through its primary senior credit facility (the "Primary Facility"). As of March 31, 2005, the Primary Facility was comprised of a $72.5 million multi-currency revolving credit facility and term loans totaling $109.0 million. Outstanding borrowings under the Primary Facility at March 31, 2005 included $109.0 million for the term loans and $9.8 million under the revolving credit facility. In addition, there were outstanding letters of credit of $12.0 million, which further reduce GBC's availability under the revolving credit facility. GBC's other major financing arrangement is a multi-currency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of March 31, 2005, outstanding borrowings on the Netherlands Facility were $0.8 million. GBC also has a mortgage financing arrangement under which its real estate holdings in Northbrook, Illinois and its real estate and equipment holdings in Addison, Illinois are pledged as collateral ("Mortgage Financing"). During the first quarter of 2005, GBC sold its real estate holdings in Skokie, Illinois, which previously had also been pledged as collateral under the mortgage financing. Approximately $1.9 million of the proceeds from the sale were used to prepay the Mortgage Financing. As of March 31, 2005, outstanding borrowings on the Mortgage Financing were $8.6 million.

Interest rates on the Primary Facility are variable and, during 2005, were set at LIBOR plus 3.5% for borrowings under the $72.5 million multi-currency revolving credit line, and LIBOR plus 4.50% for the term loans. Borrowings under the Primary Facility are subject to a pricing grid which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage, fixed charge coverage, as well as a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. In addition to the restrictive covenants, multi-currency revolving credit line borrowings are subject to a "borrowing base" which is based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of certain domestic assets (primarily property, plant and equipment) pledged under a Mortgage Financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of the equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

In January 2005, the Company entered into an amendment to the Primary Facility. The amendment, among other things, modifies certain financial covenants related to Total Leverage and Senior Leverage, as those terms are defined in the Primary Facility, to make them less restrictive. The modifications also provided for the planned disposition of certain real property. The Company was in compliance with the covenants of the Primary Facility both before and after the amendment.

As of and for the three months ended March 31, 2005, the Company was in compliance with all financial covenants.

Long-term debt consisted of the following at March 31, 2005 and December 31, 2004 (000 omitted):

	March 31,	December 31,
	2005	2004
Credit Facilities
U.S. Dollar borrowings - Term loan - (weighted average floating interest rate of 7.01% at March 31, 2005 and 6.70% at December 31, 2004)	$ 109,000	$ 112,000
U.S. Dollar borrowings - Revolving Credit Agreement - (weighted average floating interest rate of 6.38% at March 31, 2005)	9,800	-
Industrial Development Bond ("IDB")
IDB, due March 2026 - (floating interest rate of 2.33% at March 31, 2005 and 2.06% at December 31, 2004)	6,840	6,840
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Notes Payable (Mortgage Financing), U.S. Dollar borrowing, due monthly August 2003 to July 2008 - (fixed interest rate of 6.62%)	8,579	11,133
Other borrowings	8,005	8,905
Total debt	292,224	288,878
Less-current maturities	(31,417)	(33,713)
Total Long-term debt	$ 260,807 =======	$ 255,165 =======

(4) Common Stock and Earnings Per Share

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

The recorded value of GBC shares held by the Company ("Treasury Stock") decreased during the period by $2.0 million as 171,308 shares were issued to employees and directors related to restricted stock units and stock options previously granted under the Company's stock compensation plans.

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):

	Three months ended March 31,
	2005	2004
Numerator:
Net (loss) income available to common shareholders	$(3,435)	$ 450
Denominator:
Denominator for basic earnings per share - Weighted average number of common Shares outstanding (1)	16,300	16,111
Effect of dilutive securities:
Employee stock options (3)	-	539
Restricted stock units (3)	-	231
Denominator for diluted earnings per share - Adjusted weighted-average shares (1) and assumed conversions	16,300 =====	16,881 =====
(Losses) earnings per share - basic and diluted (2)	$(0.21) =====	$ 0.03 =====

 (1) Weighted average shares includes both Common Stock and Class B Common Stock.
 (2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
 (3) For the three months ended March 31, 2005 and 2004, GBC had 674,794 and 770,469 dilutive        shares outstanding, respectively. These dilutive shares are related to stock options and        restricted stock units that were granted under the Company's stock compensation plans.        Potentially dilutive shares were not included in 2005 diluted earnings per share as they would        have been anti-dilutive.

(5) Restructuring and Other

During the first quarter of 2005, GBC recorded restructuring charges of $1.1 million, which consisted of $0.7 million in lease costs related to exiting a facility in the UK and $0.4 million related to workforce reductions in several European locations. Approximately 14 employees were severed as a result of these actions.

During the first quarter of 2004, GBC recorded restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003.

The components of the restructuring expenses are as follows (000 omitted):

	Three months ended March 31,
	2005	2004
Severance and early retirement benefits	$ 403	$ 823
Lease costs	700	-
Total restructuring expenses	$ 1,103 =====	$ 823 =====

Changes in the restructuring reserve for the three months ended March 31, 2005 were as follows (000 omitted):

	Severance	Asset Impairment and Other Exit Costs	Lease Costs	Total

Balance at December 31, 2004	$ 927	$ 99	$ 1,856	$ 2,882
Activities during the period:
Provisions	403	-	700	1,103
Cash charges	(434)	-	(46)	(480)
Non-cash charges	(3)	(1)	(2)	(6)
Balance at March 31, 2005(1)	$ 893 ====	$ 98 ===	$ 2,508 =====	$ 3,499 =====

(1) The restructuring reserve at March 31, 2005 consisted of $1.9 million related to current items       reported in the balance sheet as a separate item and $1.6 million related to long-term lease       agreement costs reported in the balance sheet as a component of other long-term liabilities.

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. Management expects that the remaining balance of the liability for severance and asset impairment and other exit costs will be paid in 2005. Lease costs (lease payments in excess of the sublease income) average approximately $0.3 million annually until the last lease terminates in 2013. The balance in the restructuring reserve at March 31, 2005 is primarily related to severance and lease costs.

During the first quarter of 2005, GBC recorded other charges of $2.5 million. These expenses were primarily professional fees incurred in connection with the pending merger with ACCO World Corporation ("ACCO"), which are not contingent upon completion of the transaction. See note (12) for further discussion regarding the pending merger with ACCO.

(6) Retirement Plans and Post-Retirement Benefits

The following table summarizes the components of net periodic pension costs for the Company's retirement plans (000 omitted):

	Three months ended March 31,
	2005		2004
	Domestic	International	Domestic	International
Service cost	$ 87	$ 191	$ 65	$ 583
Interest cost	17	439	10	947
Expected return on plan assets	-	(459)	-	(1,156)
Amortization of unrecognized:
Net transaction obligation	-	-	-	-
Recognized loss	2	84	1	151
Prior service cost	-	-	-	(17)
Total	$ 106 ====	$ 255 ====	$ 76 ===	$ 508 ====
Company contributions	$ - ====	$ 604 ====	$ - ===	$ 205 ====

The Company expects to contribute a total of $2.7 million to its pension plans in 2005.

The following summarizes the components of net periodic post-retirement benefit costs (000 omitted):

	Three months ended March 31,
	2005	2004
Service cost	$ 156	$ 219
Interest cost	93	159
Amortization of unrecognized:
Net transaction obligation	-	11
Prior service cost	(20)	-
Recognized loss	-	61
Total	$229 ===	$450 ===
Company contributions	$ 21 ===	$ - ===

The Company expects to contribute a total of $0.5 million to its post-retirement benefit plan in 2005.

(7) Business Segments and Foreign Operations

GBC is engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and supplies. The Company has three primary business groups: a) Commercial and Consumer Group ("CCG"); b) Industrial and Print Finishing Group ("IPFG"); and c) Europe.

CCG's revenues are primarily derived from the sale of binding, punching and laminating equipment and related supplies, visual communications products (writing boards, bulletin boards, easels, etc.), document shredders, custom binders and folders, and desktop accessories, as well as maintenance and repair services through both indirect channels (resellers, including office product superstores, contract/commercial stationers, wholesalers, mail order companies, mass marketers and other dealers) and direct channels (salespersons, telemarketers, internet portals, etc.) The Group's products and services are sold to customers which include the home markets and office markets, commercial reprographic centers, educational and training markets, and government agencies throughout North and South America and the Asia/Pacific region. The Europe Group distributes many of the Commercial and Consumer Group's products to customers in Europe.

IPFG's revenues are primarily derived through sales of thermal and pressure sensitive films, mid-range and commercial high-speed laminators and large-format digital print laminators. The Industrial and Print Finishing Group's products and services are sold worldwide through direct and dealer channels to commercial reprographic centers, and commercial printers.

Expenses incurred by the three reportable segments described above relate to costs incurred to manufacture or purchase products, as well as selling, general and administrative costs. For internal management purposes and the presentation below, operating income is calculated as net sales (i) less cost of sales, (ii) less selling, service and administrative expenses, and (iii) plus equity in the earnings or losses of joint ventures.

GBC does not separately identify (i) restructuring and other expenses, (ii) interest expense or (iii) income taxes for its operating segments. Additionally, certain expenses of a corporate nature and certain shared service expenses are not allocated to the business groups. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant.

Segment data is provided below for the three months ended March 31, 2005 and 2004 (000 omitted):

	Unaffiliated Customer Sales Three months ended March 31,		Affiliated Customer Sales Three months ended March 31,
	2005	2004	2005	2004
Commercial and Consumer Group	$ 108,276	$ 105,428	$ 2,441	$ 1,724
Industrial and Print Finishing Group	41,998	37,803	6,588	6,281
Europe	29,878	27,700	2,869	3,350
Eliminations	-	-	(11,898)	(11,355)
Total	$ 180,152 =======	$ 170,931 =======	$ - ==	$ - ==

	Operating Income		Total Segment Assets
	Three months ended March 31,		March 31,	December 31,
	2005	2004	2005	2004
Commercial and Consumer Group	$ 8,840	$ 8,652	$ 348,961	$ 346,138
Industrial and Print Finishing Group	5,756	4,858	77,762	78,591
Europe	1,805	2,150	62,355	60,642
Unallocated corporate items	(8,390)	(6,722)	56,120	55,043
Total	$ 8,011 =====	$ 8,938 =====	$ 545,198 =======	$ 540,414 =======

The following is a reconciliation of segment operating income to income before taxes (000 omitted):

	Three months ended March 31,
	2005	2004

Total segment operating income	$ 8,011	$ 8,938
Interest expense	(6,694)	(6,792)
Restructuring and other expenses	(3,610)	(823)
Other expense	(991)	(345)
(Loss) income before taxes	$ (3,284) ======	$ 978 ====

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

Financial information for the three months ended March 31, 2005 and 2004, by geographical area is summarized below (000 omitted):

	Unaffiliated Customer Sales		Long-lived Assets
	Three months ended March 31,		March 31,	December 31,
	2005	2004	2005	2004
US	$ 101,563	$ 98,086	$ 219,066	$ 222,228
Europe	44,058	40,533	19,336	20,223
Other International	34,531	32,312	25,811	25,783
	$ 180,152 =======	$ 170,931 =======	$ 264,213 =======	$ 268,234 =======

(8) New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment." This statement requires companies to recognize the cost of employee services received in exchange for an award of equity instruments. Prior to the revision to SFAS No. 123, companies had an alternative to either recognize the cost of employee services based upon fair value at the grant date, or to use the intrinsic value method of accounting under APB No. 25. GBC currently accounts for stock options in accordance with APB No. 25 under which stock options issued to employees generally result in no compensation expense. GBC's adoption of SFAS No. 123(R) will result in compensation expense related to stock options issued. In April 2005, the FASB approved a new rule which defers the implementation date of SFAS No. 123(R). The new rule allows adoption for annual, rather than interim periods that begin after June 15, 2005. The Company is in the process of evaluating the impact of SFAS No. 123(R), and will adopt it in the first quarter of 2006. See note 2 to the condensed consolidated financial statements for proforma disclosure information related to stock compensation expense.

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

(9) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets are impaired. The annual impairment test is performed as of January 1. In 2005, it was determined that the Company's goodwill balances were not impaired.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of March 31, 2005, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's other intangible assets as of March 31, 2005 and December 31, 2004 are summarized below (000 omitted):

	Gross Carrying Amount at		Accumulated Amortization at
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
Customer agreements and relationships	$5,767	$5,767	$(4,432)	$(4,318)
Patents	1,544	1,544	(1,492)	(1,475)
Total	$7,311 =====	$7,311 =====	$(5,924) ======	$(5,793) ======

Amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense

2005	$ 527
2006	458
2007	458
2008	75
(10) Summarized Financial Information - Joint Ventures (unaudited)

Summarized financial information for GBC's joint ventures, which are accounted for under the equity method of accounting, is as follows (000s omitted):

	Three months ended
	March 31,
	2005	2004
Income statement information
Net sales	$ 31,401	$ 25,591
Gross profit	9,522	7,123
Net loss	1,536	796

	March 31,	December 31,
	2005	2004
Balance sheet information
Current assets	$ 69,850	$ 63,646
Non-current assets	40,391	37,810
Current liabilities	62,983	53,828
Non-current liabilities	17,747	21,943

The summarized financial information is presented as of and for the end of the first fiscal quarter for each of the joint ventures. Pelikan-Quartet and GMP each have September 30 fiscal year ends and Neschen GBC Graphic Films Information fiscal year end is December 31.

(11) Income Taxes

Income tax expense in the first quarter of 2005 was $0.2 million on a pre-tax loss of $3.3 million. The company did not record a tax benefit for the pre-tax charge of $2.5 million related to the pending merger with ACCO because it is not deductible for U.S. tax purposes (see section below titled "Pending Merger with ACCO" for further discussion.) The Company also did not recognize a tax benefit for the $1.1 million pre-tax restructuring charges due to the Company's tax position in the jurisdictions where the charges were incurred.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, GBC is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. GBC does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Based on the Company's analysis to date, however, the range of reasonably possible amounts that GBC may repatriate is between zero and $69 million (of which $44 million currently is considered permanently reinvested). While GBC estimates that the related potential range of additional income tax liability is from zero to $9 million, this estimation is subject to change in the event that technical correction legislation currently pending in Congress is enacted. Also, the amount of additional income tax resulting from repatriation of foreign earnings under the provision would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.
(12) Pending Merger with ACCO

On March 16, 2005, GBC, along with Fortune Brands, Inc. ("Fortune"), announced an agreement for Fortune to spin-off its ACCO World Corporation office products unit ("ACCO") to Fortune's stockholders to be followed immediately by the merger of a subsidiary of ACCO with and into GBC. The merger is expected to be completed some time during the third quarter of 2005. During the first quarter of 2005, GBC reported $2.5 million in other expenses, consisting primarily of professional fees, which have been incurred in connection with the pending merger.
(13) Condensed Consolidating Financial Information

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

Consolidating Balance Sheets (000 omitted)

	March 31, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 601	$ -	$ 7,116	$ -	$ 7,717
Receivables, net	76,356	-	70,617	-	146,973
Inventories, net	62,367	482	37,510	-	100,359
Deferred tax assets	13,006	(3,239)	2,320	-	12,087
Other	4,409	-	9,440	-	13,849
Due from affiliates	-	55,212	44,582	(99,794)	-
Total current assets	156,739	52,455	171,585	(99,794)	280,985
Net capital assets	44,766	5,751	27,448	-	77,965
Goodwill and other intangibles, net of
accumulated amortization	119,768	22,394	8,011	-	150,173
Other	18,245	5,784	12,046	-	36,075
Investment in subsidiaries	176,339	163,966	-	(340,305)	-
Total assets	$ 515,857 =======	$ 250,350 =======	$ 219,090 =======	$ (440,099) ========	$ 545,198 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,297	$ 1,055	$ 19,358	$ -	$ 50,710
Accrued liabilities	61,789	498	31,354	-	93,641
Notes payable	-	-	6,366	-	6,366
Current maturities of long-term debt	24,931	-	120	-	25,051
Due to affiliates	44,905	-	19,512	(64,417)	-
Total current liabilities	161,922	1,553	76,710	(64,417)	175,768
Long-term debt - affiliated	73	-	586	(659)	-
Long-term debt, less current maturities	259,289	-	1,518	-	260,807
Other long-term liabilities	19,567	82	13,968	-	33,617
Stockholders' equity:
Common Stock	1,962	-	2,332	(2,332)	1,962
Class B Common Stock	300	-	-	-	300
Additional paid-in capital	26,885	95,895	167,539	(263,434)	26,885
Retained earnings	74,736	141,771	(38,626)	(103,145)	74,736
Treasury stock	(19,388)	-	-	-	(19,388)
Accumulated other comprehensive
income	(9,489)	11,049	(4,937)	(6,112)	(9,489)
Total stockholders' equity	75,006	248,715	126,308	(375,023)	75,006
Total liabilities and stockholders' equity	$ 515,857 =======	$ 250,350 =======	$ 219,090 =======	$ (440,099) ========	$ 545,198 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 556	$ 1	$ 5,702	$ -	$ 6,259
Receivables, net	71,593	-	69,852	-	141,445
Inventories, net	60,035	387	37,574	-	97,996
Deferred tax assets	13,228	(3,161)	2,370	-	12,437
Other	4,678	-	9,365	-	14,043
Due from affiliates	-	51,877	47,553	(99,430)	-
Total current assets	150,090	49,104	172,416	(99,430)	272,180
Net capital assets	49,737	5,980	28,976	-	84,693
Goodwill and other intangibles, net of
accumulated amortization	119,900	22,394	8,089	-	150,383
Other	11,811	10,390	10,957	-	33,158
Investment in subsidiaries	177,359	165,427	-	(342,786)	-
Total assets	$ 508,897 =======	$ 253,295 =======	$ 220,438 =======	$ (442,216) ========	$ 540,414 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,624	$ 878	$ 18,256	$ -	$ 49,758
Accrued liabilities	53,031	486	36,688	-	90,205
Notes payable	-	-	7,788	-	7,788
Current maturities of long-term debt	25,547	-	378	-	25,925
Due to affiliates	48,077	-	17,210	(65,287)	-
Total current liabilities	157,279	1,364	80,320	(65,287)	173,676
Long-term debt - affiliated	71	-	595	(666)	-
Long-term debt, less current maturities	254,426	-	739	-	255,165
Other long-term liabilities	19,275	174	11,364	-	30,813
Deferred tax liabilities	-	-	2,914	-	2,914
Stockholders' equity:
Common Stock	1,962	-	2,332	(2,332)	1,962
Class B Common Stock	300	-	-	-	300
Additional paid-in capital	26,445	95,470	167,539	(263,009)	26,445
Retained earnings	78,171	139,360	(44,524)	(94,836)	78,171
Treasury stock	(21,398)	-	-	-	(21,398)
Accumulated other comprehensive
income	(7,634)	16,927	(841)	(16,086)	(7,634)
Total stockholders' equity	77,846	251,757	124,506	(376,263)	77,846
Total liabilities and stockholders' equity	$ 508,897 =======	$ 253,295 =======	$ 220,438 =======	$ (442,216) ========	$ 540,414 =======

Consolidating Income Statements (000 omitted)

	Three months ended March 31, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 101,563	$ -	$ 78,589	$ -	$ 180,152
Affiliated sales	12,461	-	9,313	(21,774)	-
Net sales	114,024	-	87,902	(21,774)	180,152
Cost of sales, including development and
engineering	76,857	144	56,861	(21,774)	112,088
Selling, service and administrative	36,570	-	24,042	-	60,612
Equity in earnings from joint ventures	(79)	-	(480)	-	(559)
Restructuring and other	2,601	-	1,009	-	3,610
Interest expense	6,531	1	236	(74)	6,694
Other (income) expense	(450)	(323)	1,690	74	991
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(8,006)	178	4,544	-	(3,284)
Income tax (benefit) expense	(1,974)	80	2,045	-	151
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(6,032)	98	2,499	-	(3,435)
Undistributed earnings (losses) of wholly-owned
subsidiaries	2,597	2,312	-	(4,909)	-
Net (loss) income	$ (3,435) ======	$ 2,410 =====	$ 2,499 =====	$ (4,909) ======	$ (3,435) ======

	Three months ended March 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 98,086	$ -	$ 72,845	$ -	$ 170,931
Affiliated sales	11,086	-	7,734	(18,820)	-
Net sales	109,172	-	80,579	(18,820)	170,931
Cost of sales, including development and
engineering	73,745	19	50,662	(18,820)	105,606
Selling, service and administrative	34,106	-	22,448	-	56,554
Equity in earnings from joint ventures	170	-	(337)	-	(167)
Restructuring	341	-	482	-	823
Interest expense	6,469	5	541	(223)	6,792
Other (income) expense	(895)	(150)	1,167	223	345
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(4,764)	126	5,616	-	978
Income tax (benefit) expense	(2,573)	68	3,033	-	528
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(2,191)	58	2,583	-	450
Undistributed earnings (losses) of wholly-owned
subsidiaries	2,641	3,332	-	(5,973)	-
Net income (loss)	$ 450 ====	$ 3,390 =====	$ 2,583 =====	$ (5,973) ======	$ 450 ====

Consolidating Statement of Cash Flows (000 omitted)

	Three months ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$ (6,954)	$ 44	$ 536	$ -	$ (6,374)
Investing activities:
Capital expenditures	(700)	(45)	(705)	-	(1,450)
Payments of acquisitions and investments	(250)	-	-	-	(250)
Proceeds from sale of plant and equipment	2,748	-	23	-	2,771
Net cash provided by (used in) investing activities	1,798	(45)	(682)	-	1,071
Financing activities:
Increase (reduction) in intercompany borrowings	9	-	(9)	-	-
Proceeds of long-term borrowings-
maturities greater than 90 days	39,000	-	1,268	-	40,268
Repayments of long-term borrowings-
maturities greater than 90 days	(43,897)	-	(2,085)	-	(45,982)
Net change in borrowings-maturities
of 90 days or less	12,801	-	1,641	-	14,442
Decrease in current portion of long-term debt	(3,656)	-	(1,502)	-	(5,158)
Payments of debt issuance costs	(71)				(71)
Proceeds from the exercise of stock options	1,015	-	-	-	1,015
Net cash provided by (used in) financing activities	5,201	-	(687)	-	4,514
Effect of exchange rates on cash	-	-	2,247	-	2,247
Net increase (decrease) in cash & cash equivalents	45	(1)	1,414	-	1,458
Cash and cash equivalents at the beginning of the year	556	1	5,702	-	6,259
Cash and cash equivalents at the end of the period	$ 601 ====	$ - ==	$ 7,116 =====	$ - ==	$ 7,717 =====

	Three months ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 1,236	$ 175	$ (6,013)	$ -	$ (4,602)
Investing activities:
Capital expenditures	(761)	(175)	(640)	-	(1,576)
Payments of acquisitions and investments	(604)	-	-	-	(604)
Net cash used in investing activities	(1,365)	(175)	(640)	-	(2,180)
Financing activities:
Increase (reduction) in intercompany borrowings	117	-	(117)	-	-
Proceeds of long-term borrowings-
maturities greater than 90 days	5,000	-	12,981	-	17,981
Repayments of long-term borrowings-
maturities greater than 90 days	(5,000)	-	(7,492)	-	(12,492)
Net change in borrowings-maturities of 90 days or less	-	-	45	-	45
Decrease in current portion of long-term debt	(3,150)	-	(887)	-	(4,037)
Payments of debt issuance costs	(78)				(78)
Proceeds from the exercise of stock options	1,126	-	-	-	1,126
Net cash (used in) provided by financing activities	(1,985)	-	4,530	-	2,545
Effect of exchange rates on cash	-	-	234	-	234
Net (decrease) in cash & cash equivalents	(2,114)	-	(1,889)	-	(4,003)
Cash and cash equivalents at the beginning of the year	3,749	1	5,818	-	9,568
Cash and cash equivalents at the end of the period	$ 1,635 =====	$ 1 ==	$ 3,929 =====	$ - ==	$ 5,565 =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following narrative discusses the results of operations, liquidity and capital resources for GBC on a consolidated basis. This section should be read in conjunction with GBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

Results of Operations - Quarter Ended March 31, 2005 compared to Quarter Ended March 31, 2004

Sales

GBC's net sales for the first quarter of 2005 increased 5.4% to $180.1 million compared to $170.9 million in the first quarter of 2004, as net sales increased in each of the Company's business units. Approximately $3.5 million of the net sales increase is attributable to favorable foreign currency translation rates in 2005 compared to 2004. Net sales by business segment are summarized below (000 omitted):

	Three months ended March 31,
	2005	2004
Commercial and Consumer Group	$ 108,276	$ 105,428
Industrial and Print Finishing Group	41,998	37,803
Europe Group	29,878	27,700
Net Sales	$ 180,152 =======	$170,931 =======

The Commercial and Consumer Group's sales increased $2.8 million or 2.7% for the first quarter of 2005 when compared to 2004, primarily due to increased volume in the group's Office Product business resulting from end user demand. The Industrial and Print Finishing Group continued its recent growth trend. Sales within the group increased $4.2 million or 11.1% over the first quarter of 2004 due to strong volume growth of both equipment and supply products in both the U.S. Commercial Films and Digital Print Finishing businesses. Sales also increased in the group's European and Asian Commercial Film's businesses. Sales in Europe increased $2.2 million or 7.9% in 2005. The impact of foreign currency translation rates benefited sales in the Europe Group by $1.5 million or 5.2%. Europe's local currency sales increased $0.7 million or 2.7% due to volume growth in the Group's export and direct sales channels, and strong growth in the UK.

Gross Margins, Costs and Expenses

GBC's gross profit margin in the first quarter of 2005 declined 0.4 points to 37.8% compared to the first quarter of 2004. Gross profit margins decreased in all the Company's Business groups. The largest decline was in the Europe Group due to competitive pricing pressures.

Total selling, service and administrative expenses increased $4.1 million in the first quarter of 2005 compared to 2004. Operating expenses in the first quarter of 2005 were approximately $1.1 million higher than 2004 due to the impact of foreign currency translation rates. In addition, higher sales volumes caused increases in variable selling and distribution expenses. Also, in comparison to the first quarter of 2004, the Company experienced significantly higher non-cash compensation expense tied to GBC's stock price, which increased considerably after the announcement of the Company's pending merger (see section below titled "Pending Merger with ACCO" for further discussion.) Operating expenses for the quarter were also unfavorably impacted by higher medical costs.

Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales (i) less cost of sales, (ii) less selling, service and administrative expenses, and (iii) plus equity in the earnings or losses of joint ventures, is summarized below (000 omitted):

	Segment Operating Income Three months ended March 31,
	2005	2004
Commercial and Consumer Group	$ 8,840	$ 8,652
Industrial and Print Finishing Group	5,756	4,858
Europe Group	1,805	2,150
Unallocated corporate items	(8,390)	(6,722)
Total	$ 8,011 =====	$ 8,938 =====

Operating income for the first quarter of 2005 decreased 10.4% or $0.9 million compared to 2004. Operating income in the Commercial and Consumer Group increased by $0.2 million in the first quarter of 2005, as higher sales offset a reduced gross profit margin. The Industrial and Print Finishing Group's operating income increased approximately $0.9 million or 18.5% in the first quarter of 2005 compared to 2004, as double-digit sales increases were also offset by a slightly reduced gross profit margin. In addition, the Group's Neschen joint venture reported income in 2005 compared to a loss in 2004. Europe's operating income decreased by $0.4 million in the first quarter of 2005 compared to 2004, as increased operating expenses outpaced the gross profit on increased sales. Corporate expenses are higher in 2005 compared to 2004 due to the previously mentioned higher non-cash compensation expense tied to GBC's stock price and increased medical costs.

Restructuring and Other

During the first quarter of 2005, GBC incurred restructuring charges of $1.1 million primarily related to the costs of exiting a facility in the UK and a European workforce reduction. In 2004, GBC recorded restructuring charges of

$0.8 million related to workforce reduction programs which were announced in 2003.

In the first quarter of 2005, GBC reported $2.5 million in other expenses which were primarily professional fees incurred in connection with the pending merger with ACCO (see section titled "Pending Merger with ACCO" below for further discussions.)

Interest Expense

Interest expense of $6.7 million in the first quarter of 2005 was relatively flat when compared to 2004. Savings on significantly lower debt levels during the first quarter of 2005 were offset by higher rates on variable rate debt.

Other Expense

Other expenses totaled $1.0 million in the first quarter of 2005, compared to $0.3 million in 2004. Included in other expense during the first quarter of 2005 was a $0.6 million loss on the sale and lease-back of an office building in Skokie, Illinois.

Income Taxes

Income tax expense in the first quarter of 2005 was $0.2 million on a pre-tax loss of $3.3 million. The Company did not record a tax benefit for the pre-tax charge of $2.5 million related to the pending merger with ACCO because it is not deductible for U.S. tax purposes (see section below titled "Pending Merger with ACCO" for further discussion.) The Company also did not record a tax benefit for the $1.1 million pre-tax restructuring charges due to the Company's tax position in the jurisdictions where the charges were incurred.

In the first quarter of 2004, income tax expense was $0.5 million on pre-tax income of $1.0 million. The 54% effective tax rate recorded in the first quarter of 2004 was due to the mix of earnings between taxing jurisdictions and the tax impact of earnings repatriation assumptions.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, GBC is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. GBC does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Based on the Company's analysis to date, however, the range of reasonably possible amounts that GBC may repatriate is between zero and $69 million (of which $44 million currently is considered permanently reinvested). While GBC estimates that the related potential range of additional income tax liability is from zero to $9 million, this estimation is subject to change in the event that technical correction legislation currently pending in Congress is enacted. Also, the amount of additional income tax resulting from repatriation of foreign earnings under the provision would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Net Income

GBC reported a net loss of $3.4 million for the first quarter of 2005 ($0.21 per share) primarily due to the restructuring and other charges recorded during the period, compared to net income of $0.5 million for the first quarter of 2004 ($0.03 per share).

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

Primary Credit Facility

GBC has two financing arrangements that provide the Company with the majority of its debt capacity. A significant portion of GBC's long-term funding has been provided through its primary senior credit facility (the "Primary Facility"). As of March 31, 2005, the Primary Facility was comprised of a $72.5 million multi-currency revolving credit facility and term loans totaling $109.0 million. Outstanding borrowings under the Primary Facility at March 31, 2005 included $109.0 million of term loans and $9.8 million under the revolving credit facility. In addition, there were outstanding letters of credit of $12.0 million, which reduce GBC's availability under the revolving credit line. GBC's other major financing arrangement is a multi-currency revolving credit facility in the Netherlands ("the Netherlands Facility"). As of March 31, 2005, outstanding borrowings on the Netherlands Facility were $0.8 million. GBC also has a mortgage financing arrangement under which its real estate holdings in Northbrook, Illinois and its real estate and equipment holdings in Addison, Illinois are pledged as collateral ("Mortgage Financing"). During the first quarter of 2005, GBC sold its real estate holdings in Skokie, Illinois, which previously had also been pledged as collateral under the Mortgage Financing. Approximately $1.9 million of the proceeds from the sale were used to prepay the Mortgage Financing. As of March 31, 2005, outstanding borrowings under the Mortgage Financing were $8.6 million.

Interest rates on the Primary Facility are variable and, during 2005, were set at LIBOR plus 3.5% for borrowings under the $72.5 million multi-currency revolving credit line, and LIBOR plus 4.50% for the term loans. Borrowings under the Primary Facility are subject to a pricing grid which provides for lower interest rates in the event that certain of GBC's financial ratios improve in future periods.

Primary Credit Facility - Financial Covenants

GBC must meet certain restrictive financial covenants as defined under the Primary Facility. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage, senior leverage, fixed charge coverage, and a minimum level of consolidated net worth. There are also other covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. In addition to the restrictive covenants, multi-currency revolving credit line borrowings are subject to a "borrowing base" which is based upon certain formulas tied to GBC's trade receivables and inventory. With the exception of certain domestic assets (primarily property, plant and equipment) pledged under the Mortgage Financing, substantially all of the assets of General Binding Corporation and its domestic subsidiaries, as well as a portion of its equity in certain foreign subsidiaries are pledged as collateral under the Primary Facility.

In January 2005, the Company entered into an amendment to the Primary Facility. The amendment, among other things, modifies certain financial covenants related to Total Leverage and Senior Leverage, as those terms are defined in the Primary Facility, to make them less restrictive. The modifications also provided for the planned disposition of certain real property. The Company was in compliance with the covenants of the Primary Facility both before and after the amendment.

Primary Facility - Financial Covenant Compliance

As of and for the period ended March 31, 2005, GBC was in compliance with all financial covenants under the Primary Facility. There can, however, be no assurance that the Company will continue to remain in compliance. If the Company were to fail one or more of its covenants and were unable to obtain an amendment to the Primary Facility or a waiver in the event of a covenant violation, the Company's liquidity would be severely impacted.

Primary Facility - Borrowing Base Availability

The Primary Facility includes a $72.5 million multi-currency borrowing facility that GBC uses to fund its working capital requirements. The Company's borrowing capacity under the facility is limited by restrictive covenants on the amount of Total Leverage and Senior Leverage, as well as a "borrowing base," which is specifically defined in the facility and is computed as 85% of eligible trade receivables and 50% of eligible inventory. Eligible receivables are generally defined as current domestic and Canadian receivables which are reduced by certain obligations of the Company, and eligible inventory is generally defined as inventory owned by GBC's domestic and Canadian operations. At March 31,

2005, GBC's borrowing base was adequate to support GBC's expected future working capital requirements. If, however, there were to be a significant deterioration in the quality of GBC's eligible receivables or inventory, there can be no assurance that adequate liquidity would be available under the Facility.

Cash Flows

Cash used in operating activities was $6.4 million for the three months ended March 31, 2005 compared to $4.6 million in 2004. Changes in receivables caused a $6.0 million increase in the amount of cash used in 2005 versus 2004, while changes in inventories caused a $4.2 million decrease in cash used. The larger increase in receivables in 2005 was due to higher level of sales in February and March of 2005 compared to 2004. While inventory levels were increased in the first quarter of both 2005 and 2004 in order to improve customer service levels, the need to facilitate the transition of certain manufacturing operations from the Company's facility in Booneville, Mississippi to Nuevo Laredo, Mexico caused additional increases in 2004. This transition was completed in the third quarter of 2004.

Net cash provided by investing activities was $1.1 million during 2005, compared to cash used of $2.2 million in 2004. The change was due primarily to $2.7 million in proceeds from the sale of GBC's real estate holdings in Skokie, Illinois.

Net cash provided by financing activities was $4.5 million during 2005, compared to $2.5 million of cash used in financing activities during 2004. Increased borrowings due primarily to higher levels of receivables and inventories were partially offset by a $1.9 million prepayment of the mortgage financing from proceeds of the sale of GBC's real estate holdings in Skokie, Illinois.

Pending Merger with ACCO

On March 16, 2005, GBC, along with Fortune Brands, Inc. ("Fortune"), announced an agreement for Fortune to spin-off its ACCO World Corporation office products unit ("ACCO") to Fortune's stockholders to be followed immediately by the merger of a subsidiary of ACCO with and into GBC. The merger is expected to be completed some time during the third quarter of 2005. During the first quarter of 2005, GBC reported $2.5 million in other expenses, consisting primarily of professional fees, which have been incurred in connection with the pending merger.

New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment." This statement requires companies to recognize the cost of employee services received in exchange for an award of equity instruments. Prior to the revision to SFAS No. 123, companies had an alternative to either recognize the cost of employee services based upon fair value at the grant date, or to use the intrinsic value method of accounting under APB No. 25. GBC currently accounts for stock options in accordance with APB No. 25 under which stock options issued to employees generally result in no compensation expense. GBC's adoption of SFAS No. 123 (R) will result in compensation expense related to stock options issued. In April 2005, the FASB approved a new rule which defers the implementation date of SFAS No. 123(R). The new rule allows adoption for annual, rather than interim periods that begin after June 15, 2005. The Company is in the process of evaluating the impact of SFAS No. 123(R), and will adopt it in the first quarter of 2006. See note 2 to the condensed consolidated financial statements for pro-forma disclosure information related to stock compensation expense.

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

During 2004, GBC revised certain disclosures about pension plans and other post retirement benefit plans in accordance with the December 2003 FASB revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits." The additional disclosures required by this statement include: information describing the types of plan assets, investment strategy, measurement date(s), plan obligations and cash flows.

Forward - Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

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

The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific region, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of March 31, 2005 are presented below. All of the outstanding contracts have maturity dates in 2005 and 2006. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. GBC's contracts are primarily for the sale or purchase of foreign currencies in exchange for U.S. dollars. Selected information related to GBC's foreign exchange contracts as of March 31, 2005 is as follows (all items except exchange rates in millions):

Forward contracts as of March 31, 2005	Average Exchange Rate	Notional Amount	Fair Market Value	Gain (Loss) (1)
Currency sold (2)
Sell Euro/Buy USD	0.77	$ 7.4	$ 7.9	$(0.5)
Sell CAD/Buy USD	1.21	11.5	12.5	(1.0)
Sell GBP/Buy USD	0.53	3.5	3.7	(0.2)
Sell USD/Buy Euro	1.30	3.7	4.0	0.3
Sell USD/Buy MXN	0.09	4.8	5.0	0.2
Sell GBP/Buy Euro	0.69	3.0	3.0	0.0
Sell Euro/Buy CAD	1.57	12.6	12.1	0.5
Other		8.2	8.3	(0.1)
Total				$(0.8) ====

(1) As of March 31, 2005, GBC recorded cumulative unrealized gains of approximately $0.6 million in its consolidated statement of income related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized losses of approximately $1.4 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.
(2) CAD = Canadian Dollars; GBP = Pound Sterling; MXN = Mexican Pesos

Interest Rate Risk Management

As of March 31, 2005, there were no changes with regard to interest rate risk since December 31, 2004 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about interest rate risk for the fiscal year ended December 31, 2004, refer to pages 27-28 in GBC's Annual Report on Form 10-K.

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

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL BINDING CORPORATION

By:	/s/ Dennis J. Martin
Dennis J. Martin
Chairman, President and Chief Executive Officer
By:	/s/ Don Civgin
Don Civgin
Senior Vice President and Chief Financial Officer

May 10, 2005

Exhibits Filed with the Securities and Exchange Commssion

Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated March 15, 2005 among the Company, Fortune Brands, Gemini Acquisitions Sub Inc. and ACCO World Corporation incorporated by refernece hereinto Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2005.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.