Form 10-Q
period 2005-06-30
GENERAL BINDING CORP
filed 2005-08-09
CIK 40461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
Outstanding at
Class	July 29, 2005
Common Stock, $0.125 par value	14,500,562
Class B Common Stock, $0.125 par value	2,398,275

GENERAL BINDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
Table of Contents

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 11,951	$ 6,259
Receivables, less allowances for doubtful accounts
and sales returns: 2005 - $15,789, 2004 - $16,476	140,276	141,445
Inventories:
Raw materials	18,848	20,637
Work in process	5,251	6,584
Finished goods	76,195	70,775
Total inventories	100,294	97,996
Deferred tax assets	11,663	12,437
Other	12,293	14,043
Total current assets	276,477	272,180
Capital assets at cost	257,367	272,092
Less - accumulated depreciation	(182,402)	(187,399)
Net capital assets	74,965	84,693
Goodwill and other intangible assets, net of accumulated amortization	149,933	150,383
Other	39,144	33,158
Total assets	$ 540,519 =======	$ 540,414 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 50,008	$ 49,758
Accrued liabilities	85,972	90,205
Notes payable	6,323	7,788
Current maturities of long-term debt	22,992	25,925
Total current liabilities	165,295	173,676
Long-term debt, less current maturities	265,029	255,165
Other long-term liabilities	32,432	33,727
Stockholders' equity:
Common stock	1,962	1,962
Class B common stock	300	300
Additional paid-in capital	27,806	26,445
Retained earnings	76,310	78,171
Treasury stock	(16,731)	(21,398)
Accumulated other comprehensive income	(11,884)	(7,634)
Total stockholders' equity	77,763	77,846
Total liabilities and stockholders' equity	$ 540,519 =======	$ 540,414 =======
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (000 omitted, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$ 186,900	$ 174,375	$ 367,052	$ 345,306
Costs and expenses:
Product cost of sales, including development and engineering	115,390	106,787	227,478	212,393
Selling, service and administrative	58,776	56,052	119,388	112,606
Equity in earnings from joint ventures	(408)	(189)	(967)	(356)
Interest expense	6,912	6,599	13,606	13,391
Restructuring and other:
Restructuring	191	-	1,294	823
Other	1,645	-	4,152	-
Other expense, net	66	583	1,057	928
Income before taxes	4,328	4,543	1,044	5,521
Income tax expense	2,754	1,957	2,905	2,485
Net income (loss)	$ 1,574 =====	$ 2,586 =====	$ (1,861) ======	$ 3,036 =====
Other comprehensive income:
Foreign currency translation adjustments	(3,108)	(2,145)	(5,520)	(2,551)
Income on derivative financial instruments	713	744	1,270	1,622
Comprehensive (loss) income, net of taxes	$ (821) =====	$ 1,185 =====	$ (6,111) ======	$ 2,107 =====
Net income (loss) per common share (1)
Basic	$ 0.10 ====	$ 0.16 ====	$ (0.11) =====	$ 0.19 ====
Diluted	$ 0.09 ====	$ 0.15 ====	$ (0.11) =====	$ 0.18 ====
Weighted average number of common shares outstanding: (2)
Basic	16,501	16,180	16,400	16,143
Diluted	17,410	16,837	16,400	16,887

(1)Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(2) Weighted average shares includes both Common Stock and Class B Common Stock.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 omitted)

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net (loss) income	$ (1,861)	$ 3,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,105	9,853
Amortization	3,163	2,258
Equity in earnings from joint ventures	(967)	(356)
Provision for doubtful accounts and sales returns	1,275	1,429
Provision for inventory reserves	225	3,157
Decrease in non-current deferred taxes	(905)	(487)
Increase in other long-term assets	(4,525)	(1,631)
Other	197	(1,195)
Changes in current assets and liabilities:
Increase in receivables	(5,046)	(4,994)
Increase in inventories	(5,186)	(22,723)
Decrease (increase) in other current assets	1,055	(222)
Decrease (increase) in deferred tax assets	90	(163)
Decrease (increase) in accounts payable and accrued liabilities	1,296	(6,812)
(Decrease) increase in income taxes payable	(743)	194
Net cash used in operating activities	(3,827)	(18,656)
Investing activities:
Capital expenditures	(3,755)	(3,594)
Payments for acquisitions and investments	(250)	(1,304)
Proceeds from sale of plant and equipment	2,989	185
Net cash used in investing activities	(1,016)	(4,713)
Financing activities:
Proceeds from long-term debt-maturities greater than 90 days	65,741	121,722
Repayments of long-term debt-maturities greater than 90 days	(111,474)	(132,688)
Net change in debt-maturities of 90 days or less	69,837	26,084
Decrease (increase) in current portion of long-term debt	(18,257)	651
Payments of debt issuance costs	(71)	(78)
Proceeds from the exercise of stock options	3,292	1,345
Net cash provided by financing activities	9,068	17,036
Effect of exchange rates on cash	1,467	713
Net increase (decrease) in cash and cash equivalents	5,692	(5,620)
Cash and cash equivalents at the beginning of the year	6,259	9,568
Cash and cash equivalents at the end of the period	$ 11,951 ======	$ 3,948 =====
Supplemental disclosure:
Interest paid	$ 12,854	$ 13,236
Income taxes paid	4,468	2,659
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GENERAL BINDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of General Binding Corporation and its subsidiaries ("GBC" or the "Company"). These financial statements have been prepared by GBC, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. GBC believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in GBC's 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to present the financial position of GBC as of June 30, 2005 and the results of their operations and cash flows for the six months ended June 30, 2005 and 2004 have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

(2) Stock Compensation Plan

GBC has stock-based compensation plans for employees and non-employee directors that provide for the issuance of stock options and restricted stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with the intrinsic value method, no compensation expense is recognized for the Company when stock options are granted, however, the Company does record compensation expense related to the awards of restricted stock units.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to all stock-based compensation (000 omitted):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$ 1,574	$ 2,586	$ (1,861)	$ 3,036
Add: Stock-based compensation expense included in reported net income, net of tax	294	160	1,059	441
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(1,044)	(831)	(2,448)	(1,793)
Pro forma net (loss) income	$ 824 =====	$ 1,915 =====	$ (3,250) ======	$ 1,684 =====
Earnings (loss) per share - basic
As reported	$ 0.10 ====	$ 0.16 ====	$ (0.11) =====	$0.19 ====
Pro forma	$ 0.05 ====	$ 0.12 ====	$ (0.20) =====	$ 0.10 ====
Earnings (loss) per share - diluted
As reported	$ 0.09 ====	$ 0.15 ====	$ (0.11) =====	$ 0.18 ====
Pro forma	$ 0.05 ====	$ 1.11 ====	$ (0.20) =====	$ 0.10 ====

Pro forma compensation expense for stock options was calculated using the Black-Scholes model, with the following weighted-average assumptions for grants in 2005 and 2004 respectively: expected life of ten years for 2005 and 2004; expected volatility of 67% and 59%; and risk-free interest rates of 4.25% and 4.42%. The weighted-average fair values of stock options granted during the periods were $10.06 and $11.98 in 2005 and 2004, respectively. The nominal vesting period approach was used. Applying the non-substantive vesting period approach upon the adoption of SFAS No. 123 R, "Accounting for stock-based compensation," will not have a material impact. See further discussion in Note 8.

(3) Borrowings

GBC has two financing arrangements that provide the Company with the majority of its debt capacity. A significant portion of GBC's long-term funding has been provided through its primary senior credit facility (the "Primary Facility"). As of June 30, 2005, the Primary Facility was comprised of a $72.5 million multi-currency revolving credit facility and term loans totaling $96.4 million. Outstanding borrowings under the Primary Facility at June 30, 2005 included $96.4 million for the term loans and $26.0 million under the revolving credit facility. In addition, there were outstanding letters of credit of $11.9 million, which further reduce GBC's availability under the revolving credit facility. GBC's other major financing arrangement is a multi-currency revolving credit facility in the Netherlands ("the Netherlands Facility") with total availability of approximately $18 million. As of June 30, 2005, the Netherlands Facility had no outstanding borrowings. GBC also has a mortgage financing arrangement under which its real estate holdings in Northbrook, Illinois and its real estate and equipment holdings in Addison, Illinois are pledged as collateral ("Mortgage Financing"). During the first quarter of 2005, GBC sold its real estate holdings in Skokie, Illinois, which previously had also been pledged as collateral under the Mortgage Financing. Approximately

$1.9 million of the proceeds from sale were used to prepay the Mortgage Financing. As of June 30, 2005, outstanding borrowings under the Mortgage Financing were $8.0 million.

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

In January 2005, the Company entered into an amendment to the Primary Facility. The amendment, among other things, modifies certain financial covenants related to Total Leverage and Senior Leverage, as those terms are defined in the Primary Facility, to make them less restrictive. The modifications also provided for the planned disposition of certain real property. The Company was in compliance with the financial covenants of the Primary Facility both before and after the amendment.

As of and for the six months ended June 30, 2005, the Company was in compliance with all financial covenants.

Long-term debt consisted of the following at June 30, 2005 and December 31, 2004 (000 omitted):
	June 30,	December 31,
	2005	2004
Credit Facilities
U.S. Dollar borrowings - Term loan - (weighted average floating interest rate of 7.59% at June 30, 2005 and 6.70% at December 31, 2004)	$ 96,448	$ 112,000
U.S. Dollar borrowings - Revolving Credit Agreement - (weighted average floating interest rate of 7.09% at June 30, 2005)	26,000	-
Industrial Development Bond
due March 2026 - (floating interest rate of 2.36% at June 30, 2005 and 2.06% at December 31, 2004)	6,840	6,840
Notes Payable
Senior Subordinated Notes, U.S. Dollar borrowing, due 2008 - (fixed interest rate of 9.375%)	150,000	150,000
Notes Payable (Mortgage Financing), U.S. Dollar borrowing, due monthly August 2003 to July 2008 - (fixed interest rate of 6.62%)	7,999	11,133
Other borrowings	7,057	8,905
Total debt	294,344	288,878
Less-current maturities	(29,315)	(33,713)
Total Long-term debt	$ 265,029 =======	$ 255,165 =======

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

The recorded value of GBC shares held by the Company (treasury stock) decreased during the period by $4.7 million as 408,304 shares were issued to employees and directors related to restricted stock units and stock options previously granted under the Company's stock compensation plans were exercised.

The following table illustrates the computation of basic and diluted earnings per share (000 omitted except per share data):
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income available to common shareholders	$ 1,574 =====	$ 2,586 =====	$ (1,861) ======	$ 3,036 =====
Denominator:
Denominator for basic earnings per share - Weighted average number of common Shares outstanding (1)	16,501	16,180	16,400	16,143
Effect of dilutive securities:
Employee stock options (3)	754	407	-	503
Restricted stock units (3)	155	250	-	241
Denominator for diluted earnings per share - Adjusted weighted-average shares (1) And assumed conversions	17,410 =====	16,837 =====	16,400 =====	16,887 =====
Earnings (loss) per share - basic (2)	$0.10 ====	$ 0.16 ====	$ (0.11) =====	$ 0.19 ====
Earnings (loss) per share - diluted (2)	$0.09 ====	$ 0.15 ====	$ (0.11) =====	$ 0.18 ====

(1) Weighted average shares includes both Common Stock and Class B Common Stock.
(2) Amounts represent per share amounts for both Common Stock and Class B Common Stock.
(3) For the six months ended June 30, 2005 and 2004, GBC had 791,812 and 744,185 dilutive shares outstanding, respectively. These dilutive shares are related to stock options and restricted stock units that were granted under the Company's stock compensation plans. Potentially dilutive shares were not included for the six months ended June 30, 2005 diluted earnings per share calculation as they would have been anti-dilutive.

(5) Restructuring and Other

During the first six months of 2005, GBC recorded restructuring charges of $1.3 million, which consisted of $0.6 million in lease costs related to exiting a facility in the UK and $0.7 million related to workforce reductions in several European locations. Approximately 48 employees were severed as a result of these actions.

During the first six months of 2004, GBC recorded restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003.

The components of the restructuring expenses are as follows (000 omitted):
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Severance and early retirement benefits	$ 252	$ -	$ 655	$ 823
Lease costs	(61)	-	639	-
Total restructuring expenses	$ 191 ====	$ - ==	$ 1,294 =====	$ 823 ====

Changes in the restructuring reserve for the six months ended June 30, 2005 were as follows (000 omitted):
	Severance	Other Exit Costs	Lease Costs	Total
Balance at December 31, 2004	$ 927	$ 99	$ 1,856	$ 2,882
Activities during the period:
Provisions	655	-	639	1,294
Cash charges	(799)	-	(159)	(958)
Non-cash charges	(85)	(6)	(31)	(122)
Balance at June 30, 2005(1)	$ 698 ====	$ 93 ===	$ 2,305 =====	$ 3,096 =====

(1) The restructuring reserve at June 30, 2005 consisted of $1.5 million related to current items reported in the balance sheet as a separate item and $1.6 million related to long-term lease agreement costs reported in the balance sheet as a component of other long-term liabilities.

Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. Management expects that the remaining balance of the liability for severance and asset impairment and other exit costs will be paid in 2005. Lease costs (lease payments in excess of the sublease income) average approximately $0.3 million annually until the last lease terminates in 2013. The balance in the restructuring reserve at June 30, 2005 is primarily related to severance and lease costs.

During the first six months of 2005, GBC recorded other charges of $4.2 million. These expenses were primarily professional fees incurred in connection with the pending merger with ACCO World Corporation ("ACCO"), which are not contingent upon completion of the transaction. See Note (12) for further discussion regarding the pending merger with ACCO.

(6) Retirement Plans and Post-Retirement Benefits

The following table summarizes the components of net periodic pension costs for the Company's retirement plans (000 omitted):

	Three months ended
	June 30, 2005		June 30, 2004
	Domestic	International	Domestic	International
Service cost	$ 91	$ 158	$ 65	$ (212)
Interest cost	17	408	10	(107)
Expected return on
plan assets	-	(437)	-	321
Amortization of unrecognized:
Recognized losses	3	122	1	131
Prior service cost	-	(28)	-	(14)
Total	$ 111 ====	$ 223 ====	$ 76 ===	$ 119 ====
Company contributions	$ - ==	$ 1,448 =====	$ - ==	$ 2,699 =====

	Six months ended
	June 30, 2005		June 30, 2004
	Domestic	International	Domestic	International
Service cost	$ 178	$ 349	$ 131	$ 371
Interest cost	34	847	20	840
Expected return on
plan assets	-	(896)	-	(835)
Amortization of unrecognized:
Recognized losses	5	206	2	282
Prior service cost	-	(28)	-	(31)
Total	$ 217 ====	$ 478 ====	$ 153 ====	$ 627 ====
Company contributions	$ - ==	$ 2,052 =====	$ - ==	$ 2,904 =====

The Company expects to contribute a total of $2.7 million to its pension plans in 2005.

The following summarizes the components of net periodic post-retirement benefit costs (000 omitted):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$ 156	$ 218	$ 312	$ 437
Interest cost	93	160	186	319
Amortization of unrecognized:
Net transaction obligation	-	11	-	22
Prior service cost	(19)	-	(39)	-
Recognized losses	-	61	-	122
Total	$ 230 ====	$ 450 ====	$ 459 ====	$ 900 ====

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

Expenses incurred by the three reportable segments described above relate to costs incurred to manufacture or purchase products, as well as some selling, general and administrative costs. For internal management purposes and the presentation below, operating income is calculated as net sales (i) less cost of sales, (ii) less selling, service and administrative expenses, (iii) plus equity in the earnings or losses of joint ventures.

GBC does not separately identify (i) restructuring and other expenses, (ii) interest expense, or (iii) income taxes for its operating segments. Additionally, certain expenses of a corporate nature and certain shared service expenses are not allocated to the business groups. Sales between business groups are recorded at cost for domestic business units, and cost plus a normal profit margin for sales between domestic and international business units. GBC's business groups record expenses for certain services provided and expense allocations; however, the charges and allocations between business groups are not significant.

Segment data is provided below for the three and six months ended June 30, 2005 and 2004 (000 omitted):

	Unaffiliated Customer Sales
	Three months ended June 30 ,		Six months ended June 30,
	2005	2004	2005	2004
Commercial and Consumer Group	$ 117,511	$ 108,897	$ 225,787	$ 214,325
Industrial and Print Finishing Group	42,067	39,107	84,065	76,910
Europe	27,322	26,371	57,200	54,071
Total	$ 186,900 =======	$ 174,375 =======	$ 367,052 =======	$ 345,306 =======

	Segment Operating Income
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Commercial and Consumer Group	$ 11,647	$ 11,267	$ 20,487	$ 19,919
Industrial and Print Finishing Group	5,699	5,067	11,455	9,925
Europe	2,099	1,444	3,904	3,594
Unallocated corporate items	(6,303)	(6,053)	(14,693)	(12,775)
Total	$ 13,142 ======	$ 11,725 ======	$ 21,153 ======	$ 20,663 ======
	Affiliated Customer Sales
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Commercial and Consumer Group	$ 2,014	$ 2,805	$ 4,455	$ 4,529
Industrial and Print Finishing Group	6,331	5,716	12,919	11,997
Europe	1,680	2,753	4,549	6,103
Eliminations	(10,025)	(11,274)	(21,923)	(22,629)
Total	$ - ==	$- ==	$ - ==	$ - ==

	Total Segment Assets
	June 30, 2005	December 31, 2004
Commercial and Consumer Group	$ 350,422	$ 346,138
Industrial and Print Finishing Group	77,432	78,591
Europe	59,253	60,642
Unallocated corporate items	53,412	55,043
Total	$ 540,519 =======	$ 540,414 =======

The following is a reconciliation of segment operating income to income before taxes (000 omitted):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total segment operating income	$ 13,142	$ 11,725	$ 21,153	$ 20,663
Interest expense	(6,912)	(6,599)	(13,606)	(13,391)
Restructuring and other expenses	(1,836)	-	(5,446)	(823)
Other expense	(66)	(583)	(1,057)	(928)
Income before taxes	$ 4,328 =====	$ 4,543 =====	$ 1,044 =====	$ 5,521 =====

GBC's products are sold primarily in North America, Latin America, Europe, Japan and Australia to office product resellers and directly to end-users in the business, education, commercial/professional and government markets. GBC has a large base of customers; however, the loss of, or major reduction in business, or failure to collect receivables from one or more of GBC's major customers could have a material adverse effect on GBC's financial position or results of operations.

Financial information for the three and six months ended June 30, 2005 and 2004, by geographical area is summarized below (000 omitted):

	Unaffiliated Customer Sales				Total Long-lived Assets
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2005	2004	2005	2004	2005	2004
US	$ 109,535	$ 104,242	$ 211,099	$ 202,328	$ 220,572	$ 222,228
Europe	41,619	39,677	85,677	80,209	17,566	20,223
Other International	35,746	30,456	70,276	62,769	25,903	25,783
	$ 186,900 =======	$ 174,375 =======	$ 367,052 =======	$ 345,306 =======	$ 264,041 =======	$ 268,234 =======

(8) New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment" ("SFAS No. 123 (R)"). This statement requires companies to recognize the cost of employee services received in exchange for an award of equity instruments. Prior to the revision to SFAS No. 123, companies had an alternative to either recognize the cost of employee services based upon fair value at the grant date, or to use the intrinsic value method of accounting under APB No. 25. GBC currently accounts for stock options in accordance with APB No. 25 under which stock options issued to employees generally result in no compensation expense. GBC's adoption of SFAS No. 123 (R) will result in compensation expense related to stock options issued to employees. In April 2005, the SEC approved a new rule which defers the implementation date of SFAS No. 123 (R). The new rule allows adoption for annual, rather than interim periods that begin after June 15, 2005. The Company is in the process of evaluating the impact of SFAS No. 123 (R), and will adopt it in the first quarter of 2006. See Note 2 to the condensed consolidated financial statements for pro-forma disclosure information related to stock compensation expense.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA")." The AJCA, enacted in October 2004, introduces a temporary 85% dividends received deduction on the repatriation of certain foreign earnings of a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. It allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on unremitted earnings of foreign subsidiaries for the purpose of applying the "indefinite reversal criterion" under APB Opinion No. 23, "Accounting for Income Taxes - Special Areas." Due to the Company's pending merger with ACCO, GBC has not decided on whether, and to what extent, it might repatriate unremitted foreign earnings under the provision. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.

(9) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, GBC tests its goodwill balances to determine whether these assets are impaired. The annual impairment test is performed as of January 1. In 2005, it was determined that the Company's goodwill balances were not impaired.

SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be reassessed to determine the appropriateness of the estimated useful lives of these assets. Intangible assets determined to have finite lives are amortized over those lives, and intangible assets that have indefinite lives are not amortized. As of June 30, 2005, there have been no events or circumstances which would warrant a revision to the remaining useful lives of these assets.

GBC's other intangible assets as of June 30, 2005 and December 31, 2004 are summarized below (000 omitted):

	Gross Carrying Amount at		Accumulated Amortization at
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
Customer agreements and relationships	$ 5,767	$ 5,767	$ (4,547)	$ (4,318)
Patents	1,544	1,544	(1,510)	(1,475)
Total	$ 7,311 =====	$ 7,311 =====	$ (6,057) ======	$ (5,793) ======

Expected amortization expense related to GBC's other intangible assets is summarized below (000 omitted):

Fiscal year ended December 31,	Amortization Expense
2005	$ 527
2006	458
2007	458
2008	75

(10) Summarized Financial Information - Joint Ventures (unaudited)

Summarized financial information for GBC's joint ventures, which are accounted for under the equity method of accounting, is as follows (000s omitted):
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income statement information
Net sales	$ 47,124	$ 37,313	$ 78,526	$ 62,904
Gross profit	16,390	13,044	25,912	20,167
Net income	985	244	2,522	1,040

	June 30,	December 31,
	2005	2004
Balance sheet information
Current assets	$ 91,891	$ 63,646
Non-current assets	54,318	37,810
Current liabilities	81,754	53,828
Non-current liabilities	31,228	21,943

The summarized financial information is presented as of and for the end of the second fiscal quarter for GMP and Pelikan Quartet; both of these entities have a September 30 fiscal year end. Information for the Neschen GBC Graphic Films joint venture is as of and for the periods ended June 30, which has a December 31 fiscal year end.

During the quarter, the Company's Pelikan Quartet joint venture, of which GBC owns 50%, purchased 80% of the Australian company Geoff Penney (Australia) Pty Ltd. GBC's share of Geoff Penney's income since the acquisition is reflected in the results of Pelikan Quartet above. Geoff Penney's net sales for its fiscal year June 30, 2004 were approximately $37.4 million; net income for the same period was approximately $4.5 million.

(11) Income Taxes

Income tax expense in the first six months of 2005 was $2.9 million on pre-tax income of $1.0 million. The company recorded a minimal tax benefit for the pre-tax charge of $4.2 million related to the pending merger with ACCO because the majority of the amount is not deductible for U.S. tax purposes (see section below titled "Pending Merger with ACCO" for further discussion.) The Company only recognized a tax benefit of $0.1 million for the $1.3 million pre-tax restructuring charges due to the Company's tax position in the jurisdictions where the charges were incurred.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations. Due to the Company's pending merger with ACCO, GBC has not yet decided on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company's analysis to date, the range of reasonably possible amounts that GBC may repatriate is between zero and $69 million (of which $44 million currently is considered permanently reinvested). GBC estimates that the related potential range of additional income tax liability is from zero to $1.4 million, based upon current legislation. Also, the amount of additional income tax expense resulting from repatriation of foreign earnings under the provision would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

(12) Pending Merger with ACCO

On March 16, 2005, GBC, along with Fortune Brands, Inc. ("Fortune"), announced an agreement for Fortune to spin-off its ACCO World Corporation office products unit ("ACCO") to Fortune's stockholders to be followed immediately by the merger of a subsidiary of ACCO with and into GBC. The merger is expected to be completed some time during the third quarter of 2005.

Subsequent to the filing of the Company's most recent report on Form 10Q dated May 10, 2005, GBC and Fortune further announced that: a) the waiting period for the U.S. Federal Trade Commission to review the transaction, required under the Hart-Scott-Rodino-Antitrusts Improvements Act has expired, b) the registration statement relating to the issuance of ACCO Brands common stock to GBC stockholders was declared effective by the Securities and Exchange Commission on July 15, 2005; which contains the proxy statement/prospectus - information statement that describes the proposed merger, merger agreement and the related issuance of ACCO Brands common stock, c) GBC will hold a special meeting of its stockholders on August 15, 2005 to vote on the proposed merger, and GBC's majority stockholder, Lane Industries, Inc., has agreed to vote for the merger, and d) the transaction is expected to close shortly following the GBC stockholder meeting. During the first six months of 2005, GBC reported $4.2 million in other expenses, consisting primarily of professional fees, which have been incurred in connection with the pending merger.

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

Consolidating Balance Sheets (000 omitted)

	June 30, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 298	$ -	$ 11,653	$ -	$ 11,951
Receivables, net	74,848	-	65,428	-	140,276
Inventories, net	60,269	788	39,237	-	100,294
Deferred tax assets	12,622	(3,239)	2,280	-	11,663
Other	4,394	-	7,899	-	12,293
Due from affiliates	-	57,013	43,264	(100,277)	-
Total current assets	152,431	54,562	169,761	(100,277)	276,477
Net capital assets	43,723	5,488	25,754	-	74,965
Goodwill and other intangibles, net of
accumulated amortization	119,636	22,394	7,903	-	149,933
Other	24,026	6,125	8,993	-	39,144
Investment in subsidiaries	176,959	163,149	-	(340,108)	-
Total assets	$ 516,775 =======	$ 251,718 =======	$ 212,411 =======	$ (440,385) ========	$ 540,519 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 31,188	$ 999	$ 17,821	$ -	$ 50,008
Accrued liabilities	53,383	852	31,737	-	85,972
Notes payable	-	-	6,323	-	6,323
Current maturities of long-term debt	22,918	-	74	-	22,992
Due to affiliates	47,069	-	18,507	(65,576)	-
Total current liabilities	154,558	1,851	74,462	(65,576)	165,295
Long-term debt - affiliated	-	-	555	(555)	-
Long-term debt, less current maturities	264,369	-	660	-	265,029
Other long-term liabilities	20,085	72	12,275	-	32,432
Stockholders' equity:
Common Stock	1,962	-	2,332	(2,332)	1,962
Class B Common Stock	300	-	-	-	300
Additional paid-in capital	27,806	101,210	167,539	(268,749)	27,806
Retained earnings	76,310	141,770	(34,922)	(106,848)	76,310
Treasury stock	(16,731)	-	-	-	(16,731)
Accumulated other comprehensive
income	(11,884)	6,815	(10,490)	3,675	(11,884)
Total stockholders' equity	77,763	249,795	124,459	(374,254)	77,763
Total liabilities and stockholders' equity	$ 516,775 =======	$ 251,718 =======	$ 212,411 =======	$ (440,385) ========	$ 540,519 =======

Consolidating Balance Sheets (000 omitted)

	December 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 556	$ 1	$ 5,702	$ -	$ 6,259
Receivables, net	71,593	-	69,852	-	141,445
Inventories, net	60,035	387	37,574	-	97,996
Deferred tax assets	13,228	(3,161)	2,370	-	12,437
Other	4,678	-	9,365	-	14,043
Due from affiliates	-	51,877	47,553	(99,430)	-
Total current assets	150,090	49,104	172,416	(99,430)	272,180
Net capital assets	49,737	5,980	28,976	-	84,693
Goodwill and other intangibles, net of
accumulated amortization	119,900	22,394	8,089	-	150,383
Other	11,811	10,390	10,957	-	33,158
Investment in subsidiaries	177,359	165,427	-	(342,786)	-
Total assets	$ 508,897 =======	$ 253,295 =======	$ 220,438 =======	$ (442,216) ========	$ 540,414 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 30,624	$ 878	$ 18,256	$ -	$ 49,758
Accrued liabilities	53,031	486	36,688	-	90,205
Notes payable	-	-	7,788	-	7,788
Current maturities of long-term debt	25,547	-	378	-	25,925
Due to affiliates	48,077	-	17,210	(65,287)	-
Total current liabilities	157,279	1,364	80,320	(65,287)	173,676
Long-term debt - affiliated	71	-	595	(666)	-
Long-term debt, less current maturities	254,426	-	739	-	255,165
Other long-term liabilities	19,275	174	11,364	-	30,813
Deferred tax liabilities	-	-	2,914	-	2,914
Stockholders' equity:
Common Stock	1,962	-	2,332	(2,332)	1,962
Class B Common Stock	300	-	-	-	300
Additional paid-in capital	26,445	95,470	167,539	(263,009)	26,445
Retained earnings	78,171	139,360	(44,524)	(94,836)	78,171
Treasury stock	(21,398)	-	-	-	(21,398)
Accumulated other comprehensive
income	(7,634)	16,927	(841)	(16,086)	(7,634)
Total stockholders' equity	77,846	251,757	124,506	(376,263)	77,846
Total liabilities and stockholders' equity	$ 508,897 =======	$ 253,295 =======	$ 220,438 =======	$ (442,216) ========	$ 540,414 =======

Consolidating Income Statements (000 omitted)

	Three months ended June 30, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 109,537	$ -	$ 77,363	$ -	$ 186,900
Affiliated sales	11,100	-	7,573	(18,673)	-
Net sales	120,637	-	84,936	(18,673)	186,900
Cost of sales, including development and
engineering	80,797	31	53,235	(18,673)	115,390
Selling, service and administrative	35,304	-	23,472	-	58,776
Equity in earnings from joint ventures	195	-	(603)	-	(408)
Restructuring and other	1,646	-	190	-	1,836
Interest expense	6,722	-	266	(76)	6,912
Other (Income) expense	(912)	(90)	992	76	66
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(3,115)	59	7,384	-	4,328
Income (benefits) taxes	(960)	34	3,680	-	2,754
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(2,155)	25	3,704	-	1,574
Undistributed earnings (losses) of wholly-owned
subsidiaries	3,729	(217)	-	(3,512)	-
Net income (loss)	$ 1,574 =====	$ (192) =====	$ 3,704 =====	$ (3,512) ======	$ 1,574 =====

	Three months ended June 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 104,242	$ -	$ 70,133	$ -	$ 174,375
Affiliated sales	11,432	-	8,837	(20,269)	-
Net sales	115,674	-	78,970	(20,269)	174,375
Cost of sales, including development and
engineering	76,984	(56)	50,128	(20,269)	106,787
Selling, service and administrative	34,605	-	21,447	-	56,052
Equity in earnings from joint ventures	359	-	(548)	-	(189)
Restructuring and other	(107)	-	107	-	-
Interest expense	6,438	7	297	(143)	6,599
Other (Income) expense	(870)	(128)	1,438	143	583
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(1,735)	177	6,101	-	4,543
Income (benefits) taxes	(351)	68	2,240	-	1,957
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(1,384)	109	3,861	-	2,586
Undistributed earnings (losses) of wholly-owned
subsidiaries	3,970	4,683	-	(8,653)	-
Net income (loss)	$ 2,586 =====	$ 4,792 =====	$ 3,861 =====	$ (8,653) ======	$ 2,586 =====

Consolidating Income Statements (000 omitted)

	Six months ended June 30, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 211,100	$ -	$ 155,952	$ -	$ 367,052
Affiliated sales	23,561	-	16,886	(40,447)	-
Net sales	234,661	-	172,838	(40,447)	367,052
Cost of sales, including development and
engineering	157,654	175	110,096	(40,447)	227,478
Selling, service and administrative	71,874	-	47,514	-	119,388
Equity in earnings from joint ventures	116	-	(1,083)	-	(967)
Restructuring and other	4,247	-	1,199	-	5,446
Interest expense	13,253	1	502	(150)	13,606
Other (Income) expense	(1,362)	(413)	2,682	150	1,057
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(11,121)	237	11,928	-	1,044
Income (benefits) taxes	(2,934)	114	5,725	-	2,905
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(8,187)	123	6,203	-	(1,861)
Undistributed earnings (losses) of wholly-owned
subsidiaries	6,326	2,095	-	(8,421)	-
Net (loss) income	$ (1,861) ======	$ 2,218 =====	$ 6,203 =====	$ (8,421) ======	$ (1,861) ======

	Six months ended June 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$ 202,328	$ -	$ 142,978	$ -	$ 345,306
Affiliated sales	22,518	-	16,571	(39,089)	-
Net sales	224,846	-	159,549	(39,089)	345,306
Cost of sales, including development and
engineering	150,729	(37)	100,790	(39,089)	212,393
Selling, service and administrative	68,711	-	43,895	-	112,606
Equity in earnings from joint ventures	529		(885)		(356)
Restructuring and other	234	-	589	-	823
Interest expense	12,907	12	838	(366)	13,391
Other (Income) expense	(1,765)	(278)	2,605	366	928
(Loss) income before taxes and undistributed
earnings of wholly owned subsidiaries	(6,499)	303	11,717	-	5,521
Income (benefits) taxes	(2,924)	136	5,273	-	2,485
(Loss) income before undistributed earnings of
wholly owned subsidiaries	(3,575)	167	6,444	-	3,036
Undistributed earnings (losses) of wholly-owned
subsidiaries	6,611	8,015	-	(14,626)	-
Net income (loss)	$ 3,036 =====	$ 8,182 =====	$ 6,444 =====	$ (14,626) =======	$ 3,036 =====

Consolidating Statement of Cash Flows (000 omitted)

	Six months ended June 30, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$ (11,359)	$ 54	$ 7,478	$ -	$ (3,827)
Investing activities:
Capital expenditures	(1,990)	(55)	(1,710)	-	(3,755)
Payments of acquisitions and investments	(250)	-	-	-	(250)
Proceeds from sale of plant and equipment	2,765	-	224	-	2,989
Net cash used in investing activities	525	(55)	(1,486)	-	(1,016)
Financing activities:
Increase (decrease) in intercompany borrowings	40	-	(40)	-	-
Proceeds of long-term debt-
maturities greater than 90 days	64,448	-	1,293	-	65,741
Repayments of long-term debt-
maturities greater than 90 days	(110,345)	-	(1,129)	-	(111,474)
Net change in borrowings-maturities
of 90 days or less	70,000	-	(163)	-	69,837
Increase in current portion of
long-term obligations	(16,788)	-	(1,469)	-	(18,257)
Payments of debt issuance costs	(71)	-	-	-	(71)
Proceeds from the exercise of stock options	3,292	-	-	-	3,292
Net cash provided by financing activities	10,576	-	(1,508)	-	9,068
Effect of exchange rates on cash	-	-	1,467	-	1,467
Net decrease in cash & cash equivalents	(258)	(1)	5,951	-	5,692
Cash and cash equivalents at the beginning of
the year	556	1	5,702	-	6,259
Cash and cash equivalents at the end of the period	$ 298 ====	$ - ==	$ 11,653 ======	$ - ==	$ 11,951 ======

	Six months ended June 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$ (6,807)	$ 266	$ (12,115)	$ -	$ (18,656)
Investing activities:
Capital expenditures	(2,234)	(273)	(1,087)	-	(3,594)
Payments of acquisitions and investments	(1,304)	-	-	-	(1,304)
Proceeds from sale of plant and equipment	185	-	-	-	185
Net cash used in investing activities	(3,353)	(273)	(1,087)	-	(4,713)
Financing activities:
(Decrease) increase in intercompany borrowings	(351)	-	351	-	-
Proceeds of long-term debt-
maturities greater than 90 days	108,500	-	13,222	-	121,722
Repayments of long-term debt-
maturities greater than 90 days	(128,811)	-	(3,877)	-	(132,688)
Net change in borrowings-maturities
of 90 days or less	26,000	-	84	-	26,084
Increase in current portion of
long-term obligations	-	-	651	-	651
Payments of debt issuance costs	(78)	-	-	-	(78)
Proceeds from the exercise of stock options	1,345	-	-	-	1,345
Net cash provided by financing activities	6,605	-	10,431	-	17,036
Effect of exchange rates on cash	-	-	713	-	713
Net decrease in cash & cash equivalents	(3,555)	(7)	(2,058)	-	(5,620)
Cash and cash equivalents at the beginning of
the year	3,749	1	5,818	-	9,568
Cash and cash equivalents at the end of the period	$ 194 ====	$ (6) ===	$ 3,760 =====	$ - ==	$ 3,948 =====

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

Results of Operations - Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004

Sales

GBC's net sales for the second quarter of 2005 increased 7.2% to $186.9 million compared to $174.4 million in the second quarter of 2004. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2005 compared to 2004. The effect of foreign exchange rates benefited sales by approximately 2% in the second quarter of 2005. Net sales by business segment are summarized below (000 omitted):

	Three months ended June 30,
	2005	2004
Commercial and Consumer Group	$ 117,511	$ 108,897
Industrial and Print Finishing Group	42,067	39,107
Europe Group	27,322	26,371
Net Sales	$ 186,900 =======	$ 174,375 =======

The Commercial and Consumer Group's sales increased $8.6 million or 7.9% for the second quarter of 2005 when compared to 2004, primarily due to strong volume increases in sales of visual communication products in the Group's U.S. indirect business, and significant increases in shredder sales in Japan due to changes in privacy legislation. Sales for the Industrial and Print Finishing Group increased by $3.0 million or 7.6% in the second quarter of 2005 when compared to the prior year, primarily due to growth in the Group's U.S. and European commercial films business. Sales in the Europe Group increased $1.0 million or 3.6% in 2005, due primarily to the effect of a weaker U.S. dollar in 2005 compared to 2004. The effect of foreign exchange rates benefited the Europe Group by 3% in the second quarter of 2005. The increase in local currency sales in Europe is due to general volume increases which were offset by the continued competitive pricing environment for certain products.

Gross Margins, Costs and Expenses

Gross margin for GBC is calculated as net sales less cost of sales. GBC's gross profit margin in the second quarter of 2005 declined 0.5 points to 38.3%

compared to the second quarter of 2004. Modest margin declines in CCG and IPFG were partially offset by a margin improvement in the Europe Group, as GBC's operating initiatives have helped to offset market price increases in commodity raw materials.

Selling, service and administrative expenses were up $2.7 million or 4.9% due to higher variable selling expenses in CCG and the Europe Group associated with higher sales volumes, and to a lesser extent, the adverse effect of exchange rate movements on international expenses. IPFG improved operating efficiency, holding selling, service and administrative expenses essentially flat, even with its increased sales levels. For the Company as a whole, operating expenses as a percentage of net sales dropped to 31.4% from 32.1% last year.

Segment Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales (i) less cost of sales, (ii) less selling, service and administrative expenses, (iii) plus equity in the earnings or losses of joint ventures, is summarized below (000 omitted):

	Segment Operating Income Three months ended June 30,
	2005	2004
Commercial and Consumer Group	$ 11,647	$ 11,267
Industrial and Print Finishing Group	5,699	5,067
Europe Group	2,099	1,444
Unallocated corporate items	(6,303)	(6,053)
Total	$ 13,142 ======	$ 11,725 ======

Operating income for the second quarter of 2005 increased 12.1% or $1.4 million compared to 2004. Operating income in the Commercial and Consumer Group increased by $0.4 million in the second quarter of 2005, primarily due to higher sales volume, which was partially offset by lower margins and higher variable selling and distribution expense in the Group's U.S. office products business and in Japan. The Industrial and Print Finishing Group's operating income increased approximately 12.5% in the second quarter of 2005 compared to 2004, primarily in the Group's U.S. Commercial Films business due to higher sales volumes and higher margins, while operating expenses remained relatively flat. Europe's operating income improved by $0.7 million in the second quarter of 2005 compared to 2004, due to higher sales and improved margins, which were partially offset by increased operating expenses. Corporate expenses are higher in 2005 compared to 2004 as a result of higher incentive compensation accruals, primarily related to the pending merger with ACCO and fluctuations in GBC's stock price.

Restructuring and Other

During the second quarter of 2005, GBC incurred restructuring charges of $0.2 million primarily related to a workforce reduction at a manufacturing facility in Portugal. The Company incurred no restructuring charges during the second quarter of 2004.

In the second quarter of 2005, GBC reported an additional $1.7 million in other expenses which were primarily professional fees incurred in connection with the pending merger with ACCO (see section titled "Pending Merger with ACCO" below for further discussion.)

Interest Expense

Interest expense increased by $0.3 million to $6.9 million in the second quarter of 2005 compared to 2004, primarily due to higher floating interest rates on the Company's primary senior credit facility.

Income Taxes

Income tax expense in the second quarter of 2005 was $2.8 million on pre-tax income of $4.3 million resulting in a 64% effective tax rate. GBC's effective income tax rate was significantly impacted by expenses related to the pending merger with ACCO, as many of these expenses are not deductible for federal income tax purposes. In addition, the effective tax rate was increased by the treatment of planned dividends by foreign subsidiaries.

In the second quarter of 2004, income tax expense was $2.0 million on pre-tax income of $4.5 million, resulting in an effective rate of 43%.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations. Due to the Company's pending merger with ACCO, GBC has not yet decided on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company's analysis to date, the range of reasonably possible amounts that GBC may repatriate is between zero and $69 million (of which $44 million currently is considered permanently reinvested). GBC estimates that the related potential range of additional income tax liability is from zero to $1.4 million, based upon current legislation. Also, the amount of additional income tax expense resulting from repatriation of foreign earnings under the provision would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Net Income (Loss)

GBC had net income of $1.6 million for the second quarter of 2005 ($0.09 per share diluted), compared to net income of $2.6 million for the second quarter of 2004 ($0.15 per share diluted). While segment operating income for the quarter increased significantly, net income and earnings per share were significantly impacted by the expenses related to the pending merger with ACCO and the high effective income tax rate.

Six Months Ended June 30, 2005 compared to Six Months June 30, 2004

Sales

GBC's net sales for the first half of 2005 compared to the first half of 2004 increased 6.3% to $367.1 million. The Company's net sales were favorably impacted by a weaker U.S. dollar in 2005 compared to 2004. The effect of foreign exchange rates benefited sales by approximately 2.0% in the first half of 2005 compared to 2004. Net sales by business segment are summarized below (000 omitted):

	Six months ended June 30,
	2005	2004
Commercial and Consumer Group	$ 225,787	$ 214,325
Industrial and Print Finishing Group	84,065	76,910
Europe Group	57,200	54,071
Net Sales	$ 367,052 =======	$ 345,306 =======

The Commercial and Consumer Group's sales increased $11.5 million or 5.3% for the first six months of 2005 when compared to 2004 primarily due to increased volume of visual communications products in the Group's U.S. indirect business and higher sales of shredders in Japan resulting from end user demand. Sales for the Industrial and Print Finishing Group increased $7.2 million or 9.3% due to continued strong volume growth in both the U.S. and European Commercial Films business , as well as continued growth in the U.S. Digital Print Finishing business. Sales in the Asia Commercial Films business increased 34% during the first six months of 2005. Approximately 2% of the Industrial and Print Finishing Group's sales increase was attributable to foreign exchange rate fluctuations. Sales in the Europe Group increased by $3.1 million or 5.8%, in the first six months of 2005, of which approximately 4% of the increase related to exchange rate fluctuations. Sales in Europe were favorably impacted by higher sales of binding equipment, binding and laminating supplies, and strong growth in the export channel.

Gross Margins, Costs and Expenses

Gross margin for GBC is calculated as net sales less cost of sales. GBC's gross profit margin in the first half of 2005 declined 0.5 points to 38.0% compared to the first half of 2004. Gross margin declines in the Commercial and Consumer Group and the Industrial and Print Finishing group were partially offset by margin increases in Europe, as price increases and operating improvements were unable to fully offset the impact of higher raw material costs and price pressures in certain markets.

Total selling, service and administrative expenses in the first half of 2005 increased $6.8 million or 6.0% compared to 2004. Operating expenses in the first half of 2005 were approximately $1.9 million higher than 2004 due to the impact of foreign currency translation rates. In addition, higher sales volumes caused increases in variable selling and distribution expenses. Also, in comparison to the first half of 2004, the Company experienced significantly higher non-cash compensation expense tied to GBC's stock price, which increased considerably after the announcement of the Company's pending merger with ACCO. Selling, service and administrative expenses as a percentage of sales decreased 0.1% to 32.5% in the first half of 2005 compared to 2004.

Segment Operating Income

Segment operating income for GBC's business groups, which is calculated as net sales (i) less cost of sales, (ii) less selling, service and administrative expenses (iii) plus equity in the earnings or losses of joint ventures, is summarized below (000 omitted):

	Segment Operating Income Six months ended June 30,
	2005	2004
Commercial and Consumer Group	$ 20,487	$ 19,919
Industrial and Print Finishing Group	11,455	9,925
Europe Group	3,904	3,594
Unallocated corporate items	(14,693)	(12,775)
Total	$ 21,153 ======	$ 20,663 ======

Segment operating income for the first half of 2005 increased 2.4% or $0.5 million compared to 2004. Operating income in the Commercial and Consumer Group increased by $0.6 million, or 2.9%, in the first half of 2005 due to higher sales levels. The Industrial and Print Finishing Group's operating income increased 15.4% or $1.5 million. Sales in the major divisions were partially offset by reduced gross profit margins and increased variable selling and distribution expenses. The Industrial and Print Finishing Group also benefited from income at the Group's Neschen joint venture in the first half of 2005 compared to a loss in 2004. Corporate expenses are higher in 2005 compared to 2004 due to previously mentioned higher non-cash compensation expense tied to GBC's stock price. The Europe Group's operating income increased 8.6% or $0.3 million, as high sales and margins exceeded increases in operating expenses.

Restructuring and Other

During the first half of 2005, GBC incurred restructuring charges of $1.3 million primarily related to the costs of exiting a facility in the UK and European workforce reduction programs. In 2004, GBC recorded restructuring charges of $0.8 million related to workforce reduction programs which were announced in 2003.

In the first half of 2005, GBC reported $4.2 million in other expenses, which were primarily professional fees incurred in connection with the pending merger with ACCO (see section titled "Pending Merger with ACCO" below for further discussion).

Interest Expense

Interest expense increased by $0.2 million to $13.6 million in the first half of 2005 compared to 2004 due to higher floating interest rates on the Company's primary senior credit facility.

Income Taxes

Income tax expense in the first half of 2005 was $2.9 million on pre-tax income of $1.0 million. GBC's income tax provision was significantly impacted by expenses related to the pending merger with ACCO, as many of these expenses are not deductible for federal income tax purposes. In addition, income tax expenses was increased by the treatment of planned dividends by foreign subsidiaries.

In the first half of 2004, income tax expense was $2.5 million on pre-tax income of $5.5 million, resulting in an effective rate of 45%.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations. Due to the Company's pending merger with ACCO, GBC has not yet decided on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company's analysis to date, the range of reasonably possible amounts that GBC may repatriate is between zero and $69 million (of which $44 million currently is considered permanently reinvested). GBC estimates that the related potential range of additional income tax liability is from zero to $1.4 million, based upon current legislation. Also, the amount of additional income tax expense resulting from repatriation of foreign earnings under the provision would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Net Income (Loss)

GBC realized a net loss of $1.9 million for the first half of 2005 compared to net income of $3.0 million for the first half of 2004.

While segment operating income for the six months ended June 30, 2005 increased above the 2004 level, net income and earnings per share were significantly impacted by the expenses related to the pending merger with ACCO, and the high effective income tax rate.

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

Credit Facilities

GBC has two financing arrangements that provide the Company with the majority of its debt capacity. A significant portion of GBC's long-term funding has been provided through its primary senior credit facility (the "Primary Facility"). As of June 30, 2005, the Primary Facility was comprised of a $72.5 million multi-currency revolving credit facility and term loans totaling $96.4 million. Outstanding borrowings under the Primary Facility at June 30, 2005 included $96.4 million as term loans and $26.0 million under the revolving credit facility. In addition, there were outstanding letters of credit of $11.9 million, which further reduce GBC's availability under the revolving credit facility. GBC's other major financing arrangement is a multi-currency revolving credit facility in the Netherlands ("the Netherlands Facility"), with borrowing availability of approximately $18 million. As of June 30, 2005, there were no outstanding borrowings against the Netherlands Facility. GBC also has a mortgage financing arrangement under which its real estate holdings in Northbrook, Illinois and its real estate and equipment holdings in Addison, Illinois are pledged as collateral ("Mortgage Financing"). During the first quarter of 2005, GBC sold its real estate holdings in Skokie, Illinois, which previously had also been pledged as collateral under the mortgage financing. Approximately $1.9 million of the proceeds from that sale were used to prepay the Mortgage Financing. As of June 30, 2005, outstanding borrowings on the Mortgage Financing were $8.0 million.

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

In January 2005, the Company entered into an amendment to the Primary Facility. The amendment, among other things, modified certain financial covenants related to Total Leverage and Senior Leverage, as those terms are defined in the Primary Facility, to make them less restrictive. The modifications also provided for the planned disposition of the Skokie, Illnois real estate. The Company was in compliance with the financial covenants of the Primary Facility both before and after the amendment.

Primary Facility - Financial Covenant Compliance

As of and for the period ended June 30, 2005, GBC was in compliance with all financial covenants under the Primary Facility. There can, however, be no assurance that the Company will continue to remain in compliance. If the Company were to fail one or more of its covenants and were unable to obtain an amendment to the Primary Facility or a waiver in the event of a covenant violation, the Company's liquidity would be severely impacted.

Primary Facility - Borrowing Base Availability

The Primary Facility includes a $72.5 million multi-currency borrowing facility that GBC uses to fund its working capital requirements. The Company's borrowing capacity under the facility is limited by restrictive covenants on the amount of Total Leverage and Senior Leverage, as well as a "borrowing base," which is specifically defined in the facility and is computed as 85% of eligible trade receivables and 50% of eligible inventory. Eligible receivables are generally defined as current domestic and Canadian receivables which are reduced by certain obligations of the Company, and eligible inventory is generally defined as inventory owned by GBC's domestic and Canadian operations. At June 30, 2005,

GBC's borrowing base was adequate to support GBC's expected future working capital requirements. If, however, there were to be a significant deterioration in the quality of GBC's eligible receivables or inventory, there can be no assurance that adequate liquidity would be available under the Facility.

Cash Flows

Cash used in operating activities was $3.8 million for the six months ended June 30, 2005, compared to $18.7 million in the same six month period in 2004. During the first half of 2005, the Company was able to better manage inventory levels, and minimized the need for additional investment in inventories. While inventory levels were increased in the first half of 2004 in order to improve customer service levels, the need to facilitate the transition of certain manufacturing operations from the Company's facility in Booneville, Mississippi to Nuevo Laredo, Mexico caused additional increases in 2004. This transition was completed in the third quarter of 2004.

Net cash used in investing activities was $1.0 million during 2005, compared to $4.7 million in 2004. The change was due primarily to $2.7 million in proceeds from the sale of GBC's real estate holdings in Skokie, Illinois in 2005, and $1.0 million lower investments in joint ventures in 2005 compared to 2004.

Net cash provided by financing activities was $9.1 million during 2005, compared to $17.0 million in 2004. Decreased borrowings due primarily to the changes in inventories were partially offset by a $1.9 million prepayment of the mortgage financing from the proceeds of the sale of GBC's real estate holdings in Skokie, Illinois.

GBC is restricted under its credit agreements from paying dividends, and therefore no dividends were paid during the first six months of 2005 and 2004.

Pending Merger with ACCO

On March 16, 2005, the Company, along with Fortune Brands, Inc. ("Fortune"), announced that they had entered into an agreement for Fortune to spin-off its ACCO World Corporation office products unit ("ACCO") to Fortune's stockholders to be followed immediately by the merger of a subsidiary of ACCO with and into GBC. For the six months ended June 30, 2005, GBC reported $4.2 million in other expenses, consisting primarily of professional fees which have been incurred in connection with the pending merger.

Subsequent to the filing of the Company's most recent report on Form 10Q dated May 10, 2005, GBC and Fortune further announced that: a) the waiting period for the U.S. Federal Trade Commission to review the transaction, required under the Hart-Scott-Rodino-Antitrust Improvements Act has expired, b)the registration statement relating to the issuance of ACCO Brands common stock to GBC stockholders was declared effective by the Securities and Exchange Commission on July 15, 2005, which contains the proxy statement/prospectus - information statement that describes the proposed merger, merger agreement and the related issuance of ACCO Brands common stock, and c) GBC will hold a special meeting of its stockholders on August 15, 2005 to vote on the proposed merger, and GBC's majority stockholder, Lane Industries, Inc., has agreed to vote for the merger. It is expected that the transaction will close shortly following the GBC stockholder meeting.

New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment." This statement requires companies to recognize the cost of employee services received in exchange for an award of equity instruments. Prior to the revision to SFAS No. 123, companies had an alternative to either recognize the cost of employee services based upon fair value at the grant date, or to use the intrinsic value method of accounting under APB No. 25. GBC currently accounts for stock options in accordance with APB No. 25 under which stock options issued to employees generally result in no compensation expense. GBC's adoption of SFAS No. 123 (R) will result in compensation expense related to stock options issued. In April 2005, the FASB approved a new rule which defers the implementation date of SFAS No. 123 (R). The new rule allows adoption for annual, rather than interim periods that begin after June 15, 2005. The Company is in the process of evaluating the impact of SFAS No. 123 (R), and will adopt it in the first quarter of 2006. See Note 2 to the condensed consolidated financial statements for pro-forma disclosure information related to stock compensation expense.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA")." The AJCA, enacted in October 2004, introduces a temporary 85% dividends received deduction on the repatriation of certain foreign earnings of a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. It allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on unremitted earnings of foreign subsidiaries for the purpose of applying the "indefinite reversal criterion" under APB Opinion No. 23, "Accounting for Income Taxes - Special Areas." Due to the Company's pending merger with ACCO, GBC has not decided on whether, and to what extent, it might repatriate unremitted foreign earnings under the provision. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.

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

The majority of GBC's exposures to currency movements are in Europe, the Asia/Pacific region, Canada and Mexico, and the significant hedging transactions related to these areas outstanding as of June 30, 2005 are presented below. All of the outstanding contracts have maturity dates in 2005 and 2006. Increases and decreases in the fair market values of the forward agreements are completely offset by changes in the values of the net underlying foreign currency transaction exposures. GBC's contracts are primarily for the sale or purchase of foreign currencies in exchange for U.S. dollars. Selected information related to GBC's foreign exchange contracts as of June 30, 2005 is as follows (all items except exchange rates in millions):

Forward contracts as of June 30, 2005	Average Exchange Rate	Notional Amount	Fair Market Value	Gain (Loss) (2)
Currency sold (1)
Sell Euro/Buy USD	1.21	$ 3.7	$ 3.7	$ -
Sell CAD/Buy USD	0.82	7.7	8.1	(0.4)
Sell GBP/Buy USD	1.79	2.1	2.1	-
Sell USD/Buy Euro	0.83	2.0	2.0	-
Sell USD/Buy MXN	10.75	3.6	3.8	0.2
Sell GBP/Buy Euro	1.48	1.5	1.5	-
Sell Euro/Buy CAD	0.67	11.7	11.2	0.5
Other		5.4	5.5	(0.1)
Total				$ 0.2 ===

(1) CAD = Canadian Dollars; GBP = Pound Sterling; MXN = Mexican Pesos
(2) As of June 30, 2005, GBC recorded cumulative unrealized gains of approximately $0.5 million in its consolidated statement of income related to hedges of intercompany loans (hedge accounting has not been applied to these transactions). Unrealized losses of approximately $0.3 million related to hedges of intercompany inventory purchases have been recorded in Other Comprehensive Income.

Interest Rate Risk Management

 As of June 30, 2005, there were no changes with regard to interest rate risk since December 31, 2004 that would require further quantitative or qualitative disclosure. For GBC's quantitative and qualitative disclosures about interest rate risk for the fiscal year ended December 31, 2004, refer to pages 27-28 in GBC's Annual Report on Form 10-K.

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

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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
Don Civgin
Senior Vice President and Chief Financial Officer
August 9, 2005

Exhibits Filed with the Securities and Exchange Commission

Number	Description of Exhibit
2.2

Amendment to agreement and plan of merger, dated of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation incorporated by reference herein to Exhibit 2.1 to the Company's current report on Form 8-K dated August 8, 2005.

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